Form 10-Q
period 2004-04-02
CPI HOLDCO INC
filed 2004-05-17
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-11386-04

CPI HOLDCO, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware
(State or Other Jurisdiction of Incorporation or Organization)
75-3142681
(I.R.S. Employer Identification No.)
811 Hansen Way
Palo Alto, California 94303-1110
(650) 846-2900
(Address of Principal Executive Offices and Telephone Number,
Including Area Code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: 4,275,566 shares of Common Stock, $.01 par value, at May 7, 2004.

CPI HOLDCO, INC.
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Condensed Balance Sheets	2
Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income	3
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	6
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4: CONTROLS AND PROCEDURES	39
PART II: OTHER INFORMATION	40
SIGNATURES	41
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31
EXHIBIT 32

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands-unaudited)

	April 2,	October 3,
	2004	2003
	(Successor)	(Predecessor)
ASSETS
Current Assets
Cash and cash equivalents	$13,982	$33,751
Accounts receivable, net	43,331	33,128
Inventories	37,218	37,358
Other current assets	3,111	2,210

Total current assets	97,642	106,447
Property, plant, and equipment, net	69,544	32,551
Goodwill	165,507	19,149
Intangibles, net	27,214	21,536
Debt issue costs, net	9,395	2,285

Total assets	$369,302	$181,968

LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current portion of term loans	$900	$—
Mortgage financing	—	17,500
Accounts payable	16,723	15,624
Accrued expenses	20,270	21,445
Product warranty	5,889	5,401
Income taxes payable	2,976	3,584
Accrued dividends payable	—	15,449
Advance payments from customers	7,830	10,203

Total current liabilities	54,588	89,206
Senior term loans	89,100	—
Senior subordinated notes	125,000	100,000
Deferred income taxes	4,802	—

Total liabilities	273,490	189,206

Senior Redeemable Preferred Stock of CPI	—	28,907

Junior Preferred Stock of CPI	—	29,300

Commitments and contingencies
Stockholders’ Equity (Deficit)
Common stock	43	50
Additional paid-in capital	102,237	21,519
Deferred compensation	—	(1,289)
Accumulated deficit	(6,833)	(84,469)
Stockholder loans	—	(1,256)
Other comprehensive income	365	—

Net stockholders’ equity (deficit)	95,812	(65,445)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$369,302	$181,968

See accompanying notes to the unaudited consolidated condensed financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands - unaudited)

	Fiscal Year
	2004		2003
	January 23, 2004	January 3, 2004	13-Week
	to	to	Period Ended
	April 2, 2004	January 22, 2004	April 4, 2003
	(Successor)	(Predecessor)	(Predecessor)
Sales	$65,641	$11,606	$67,897
Cost of sales	46,027	9,049	47,213

Gross profit	19,614	2,557	20,684

Operating costs and expenses:
Research and development	1,464	467	1,574
Selling and marketing	3,138	728	3,845
General and administrative	3,512	2,332	5,085
Merger expenses	—	5,944	—
Amortization of acquisition-related intangible assets	3,396	—	—
Acquired in-process research and development	11,500	—	—

Total operating costs and expenses	23,010	9,471	10,504

Operating (loss) income	(3,396)	(6,914)	10,180
Interest expense	2,950	5,343	3,576

(Loss) income before taxes	(6,346)	(12,257)	6,604
Income tax expense (benefit)	487	(2,848)	3,385

Net (loss) income	(6,833)	(9,409)	3,219
Preferred dividends:
Senior redeemable preferred stock	—	2,252	1,452
Junior preferred stock	—	1,334	945

Net (loss) income attributable to common stock	$(6,833)	$(12,995)	$822

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	365	—	—

Comprehensive (loss) income	$(6,468)	$(12,995)	$822

See accompanying notes to the unaudited consolidated condensed financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands - unaudited)

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period Ended
	April 2, 2004	January 22, 2004	April 4, 2003
	(Successor)	(Predecessor)	(Predecessor)
Sales	$65,641	$79,919	$129,523
Cost of sales	46,027	56,189	92,149

Gross profit	19,614	23,730	37,374

Operating costs and expenses:
Research and development	1,464	2,200	3,019
Selling and marketing	3,138	4,352	7,769
General and administrative	3,512	6,033	8,963
Merger expenses	—	6,374	—
Amortization of acquisition related intangible assets	3,396	—	—
Acquired in-process research and development	11,500	—	—

Total operating costs and expenses	23,010	18,959	19,751

Operating (loss) income	(3,396)	4,771	17,623
Other income	—	—	(267)
Interest expense	2,950	8,902	7,246

(Loss) income before taxes	(6,346)	(4,131)	10,644
Income tax expense	487	439	4,889

Net (loss) income	(6,833)	(4,570)	5,755
Preferred dividends:
Senior redeemable preferred stock	—	3,861	2,854
Junior preferred stock	—	2,382	1,859

Net (loss) income attributable to common stock	$(6,833)	$(10,813)	$1,042

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	365	—	—

Comprehensive (loss) income	$(6,468)	$(10,813)	$1,042

See accompanying notes to the unaudited consolidated condensed financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	period ended
	April 2, 2004	January 22, 2004	April 4, 2003
	(Successor)	(Predecessor)	(Predecessor)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(5,750)	$7,166	$18,812

INVESTING ACTIVITIES
Purchase of Predecessor net assets, net of cash acquired	(113,760)	—	—
Proceeds from the sale of SSPD division	—	—	136
Purchase of property, plant and equipment, net	(298)	(459)	(918)

Net cash used in investing activities	(114,058)	(459)	(782)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	(74,000)	(26,000)	—
Senior redeemable preferred stock	(29,735)	—	—
Junior preferred stock	(32,336)	—	—
Dividends on senior preferred stock	(19,310)	—	—
Mortgage financing	(17,500)	—	—
Proceeds from/(payments for) the issuance of debt:
Senior subordinated notes	125,000	—	—
Senior term loans	90,000	—	—
Debt issue costs	(9,577)	—	—
Proceeds from the repayment of Predecessor management loans	1,266	—	—
Net proceeds from the issuance of common stock	98,075	—	110
Repayments on capital leases	—	—	(45)
Repayment of mortgage financing	—	—	(250)
Payment of debt issue refinancing costs	—	—	(295)
Net repayment from bank overdraft	1,907	(1,639)	(1,007)

Net cash provided by (used in) financing activities	133,790	(27,639)	(1,487)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	13,982	(20,932)	16,543
Cash and cash equivalents at beginning of period	—	33,751	2,724

Cash and cash equivalents at end of period	$13,982	$12,819	$19,267

See accompanying notes to the unaudited consolidated condensed financial statements.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

For periods prior to January 22, 2004, the accompanying consolidated condensed financial statements represent the consolidated results and financial position of Communications & Power Industries Holding Corporation (“Holding” or the “Predecessor”). On January 23, 2004, the Predecessor merged with CPI Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), a Delaware corporation formerly known as CPI Acquisition Corp., controlled by affiliates of The Cypress Group L.L.C. (“Cypress”) as more fully described in Note 2 (the “Merger”). As a result of the Merger, the Predecessor became a wholly owned subsidiary of CPI Holdco. The financial statements for periods subsequent to January 22, 2004 represent the consolidated condensed financial statements of CPI Holdco after giving effect to the Merger. References to the “Company” refer to the Predecessor prior to the Merger and the Successor post-Merger.

CPI Holdco’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2004 will be comprised of the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. Both the second quarter of fiscal year 2004 and the second quarter of fiscal year 2003 were comprised of 13 weeks.

Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2004. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 3, 2003.

There is currently no public market for the Company’s common stock. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, pursuant to Section 15(d) thereof, because it, along with Communications & Power Industries, Inc. (“CPI”) and certain of its subsidiaries, filed a registration statement on Form S-4 to register CPI’s 8% Senior Subordinated Notes due 2012 (“8% Notes”). The registration statement became effective April 20, 2004 pursuant to the Securities Act of 1933, as amended.

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. During fiscal year 2003, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation cost associated with the 2003 stock options was amortized as a charge against income under the caption “General and administrative” in the Consolidated Condensed Statement of Operations on a straight-line basis over the four year vesting period until they became fully vested at the time of the merger.

If compensation cost for the Company’s stock-based compensation plan had been determined consistent

CPI HOLDCO, INC.
and subsidiaries

with SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below:

	Fiscal Year
	2004		2003
	January 23, 2004	January 3, 2004	13-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Net (loss) income as reported	$(6,833)	$(9,409)	$3,219
Add:
Stock-based compensation included in net income determined under intrinsic value method, net of tax	—	1,195	821
Deduct:
Stock-based compensation determined under fair value based method, net of tax	43	24	160

Pro forma net (loss) income	$(6,876)	$(8,238)	$3,880

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Net (loss) income as reported	$(6,833)	$(4,570)	$5,755
Add:
Stock-based compensation included in net income determined under intrinsic value method, net of tax	—	1,289	821
Deduct:
Stock-based compensation determined under fair value based method, net of tax	43	227	128

Pro forma net (loss) income	$(6,876)	$(3,508)	$6,448

2. Mergers

Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, Merger Sub, merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a

CPI HOLDCO, INC.
and subsidiaries

pro rata portion of the aggregate merger consideration of $130.3 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 168,998 shares of common stock of CPI Holdco. In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of its 12% Senior Subordinated Notes (“12% Notes”) and elected to redeem in full the remaining $74.0 million outstanding aggregate principal amount of the 12% Notes pursuant to the terms of the Indenture governing the 12% Notes (the “12% Indenture”). In addition, CPI terminated its credit facility, and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock.

The transaction described above is being accounted for using the purchase method of accounting as required by the Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.” Accordingly, the assets and liabilities of Holding will be adjusted to their fair values and the excess of the purchase price over the fair value of the assets acquired will be recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The allocation of purchase price has been completed for inventory, property, plant and equipment, and certain intangibles, such as backlog, in-process research and development and land leases. An independent appraisal of additional identifiable intangibles is in process and is expected to be completed in the quarter ended July 2, 2004. It is probable that additional adjustments to this allocation will be made in future periods, which could adversely affect the Company’s results of operations. Based on the preliminary purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed at January 23, 2004:

Inventory	$43,608
Accounts receivable	29,587
Other current assets	16,060
Property, plant and equipment	70,145
Identifiable intangible assets	30,733
Acquired in-process research and development	11,500
Goodwill	165,507
Debt and preferred stock	(172,881)
Other liabilities	(63,938)

Total	$130,321

The acquired in-process research and development of $11.5 million represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was written off at the Merger date. The value assigned to in-process technology relates to ten projects involving development of VEDs for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications. See Note 12 for description of identifiable intangible assets acquired.

CPI HOLDCO, INC.
and subsidiaries

The following unaudited pro forma summary presents information as if the Merger had taken place at the beginning of each period presented. The pro forma amounts include certain adjustments, including depreciation based on the allocated purchase price of property and equipment, amortization of finite lived intangible assets acquired, interest expense and taxes. One-time charges for the inventory write-up, merger expenses, acquired in-process research and development and backlog amortization are excluded from the adjustments to the pro forma amounts.

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
(In thousands)	April 2, 2004	April 4, 2003
Sales	$77,247	$67,897
Pro forma net income	$6,594	$3,280

	Fiscal Year
	2004	2003
	26-Week	27-Week
	Period ended	Period ended
(In thousands)	April 2, 2004	April 4, 2003
Sales	$145,560	$129,523
Pro forma net income	$11,420	$5,792

Intercompany Merger

On March 12, 2004, Holding was merged with and into its wholly-owned subsidiary, CPI, with CPI as the surviving corporation (the “Intercompany Merger”). As a result of the Intercompany Merger, the corporate structure of the Company and its subsidiaries consists of one parent holding corporation, CPI Holdco, and all of the obligations of Holding existing prior to the Intercompany Merger became obligations of CPI.

3. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	April 2,	October 3,
(In thousands)	2004	2003
Raw materials and parts	$24,781	$26,330
Work in process	9,868	8,786
Finished goods	2,569	2,242

Inventories	$37,218	$37,358

4. Accrued Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The following table reconciles the changes in the Company’s accrued warranty:

CPI HOLDCO, INC.
and subsidiaries

	Fiscal Year
	2004		2003
	January 23, 2004	January 3, 2004	13-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Beginning accrued warranty	$5,839	$6,086	$5,081
Cost of warranty claims	(826)	(269)	(1,428)
Accruals for product warranty	876	22	1,420

Ending accrued warranty	$5,889	$5,839	$5,073

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Beginning accrued warranty	$5,839	$5,401	$4,823
Cost of warranty claims	(826)	(1,241)	(2,728)
Accruals for product warranty	876	1,679	2,978

Ending accrued warranty	$5,889	$5,839	$5,073

5. Senior Credit Facility

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Senior Credit Facility”). This Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and collateralized with a security agreement, which includes a security interest in certain property and fixtures.

The Revolver and Term Loan borrowings will initially bear interest at a rate equal to LIBOR plus 3.00% per annum (the 3.00% being referred to as the “Applicable LIBOR Margin”), or the Alternate Base Rate (“ABR”) plus 2.0% per annum; the ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI will pay Letter of Credit Participation fees equal to the Applicable LIBOR Margin per annum on the average daily amount of letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment.

The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of CPI Holdco, CPI and certain of its subsidiaries to sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; change their business or ownership; amend agreements or make prepayments relating to subordinated indebtedness; amend

CPI HOLDCO, INC.
and subsidiaries

or waive provisions of charter documents, agreements with respect to capital stock or any other document related to the Merger Agreement or related transaction documents in a manner that is materially adverse to the lenders; and change their fiscal year. These covenants are subject to certain exceptions.

In addition, the Senior Credit Facility requires CPI and its subsidiaries to maintain the following financial covenants: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation.

6. 8% Senior Subordinated Notes

In connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of 8% Notes which will mature on February 1, 2012. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (the “8% Indenture”) contains restrictive provisions which, among other things, limit CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The payment of principal, premium and interest on, and other obligations evidenced by the 8% Notes is subordinated in right of payment, as set forth in the 8% Indenture, to the prior payment in full of all senior debt (as defined in the 8% Indenture), including indebtedness under the Senior Credit Facility, whether outstanding on the date of the 8% Indenture or thereafter incurred. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

7. Financial Instruments

The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect financial performance against the effects of foreign currency fluctuations from certain firmly committed transactions and probable but not firmly committed transactions. The Company may also enter into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries.

The Company entered into foreign currency forward contracts on March 2, 2004 for an aggregate notional amount of $25.1 million, expiring on February 25, 2005 to protect against foreign exchange risks associated with probable but not firmly committed transactions. The Company’s foreign exchange forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. At April 2, 2004, the fair value of the foreign currency forward was a gain of approximately $0.4 million, net of related tax expense. The unrealized gains from these forwards are included in other comprehensive income and are shown as a component of stockholder’s equity.

8. Change in Accounting Estimate

As a result of an appraisal performed by an independent third party in connection with the Merger purchase price allocation, the Company revised the useful lives of its property, plant and equipment to reflect the current economic useful life of its assets during the second quarter of fiscal year 2004. The

CPI HOLDCO, INC.
and subsidiaries

change resulted in a decrease in depreciation expense for the period from January 23, 2004 to April 2, 2004 of approximately $0.4 million. The following table summarizes the historical and revised useful lives for the main components of property, plant and equipment:

	Revised	Historical
	Useful Life	Useful Life
Asset Category	(Years)	(Years)
Land improvements	20	20
Buildings	25	20
Machinery and equipment	5 to 12	3 to 7

9. Supplemental Cash Flow Information

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Cash payments
Interest payments	$5,662	$1,637	$6,769
Income tax payments	$168	$2,376	$1,931
Non-cash financing
Unpaid cash dividends on senior preferred stock	$—	$3,861	$2,854

10. Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Management evaluates performance and allocates resources based on earnings before provision for income taxes, interest expense, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment product transfers are recorded at cost. Included in the “Other” category of EBITDA are acquired in-process research and development, merger expenses and certain unallocated corporate-level operating expenses.

CPI HOLDCO, INC.
and subsidiaries

	Fiscal Year
	2004		2003
	January 23, 2004	January 3, 2004	13-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Revenues from external customers
VED’s	$55,962	$10,544	$57,130
Satcom Equipment	9,679	1,062	10,849

Total	$65,641	$11,606	$67,979

Intersegment product transfers
VED’s	$3,588	$777	$4,305
Satcom Equipment	18	—	—

Total	$3,606	$777	$4,305

EBITDA
VED’s	$17,851	$1,496	$13,567
Satcom Equipment	958	(457)	1,086
Other	(17,787)	(7,599)	(2,876)

Total	$1,022	$(6,560)	$11,777

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Revenues from external customers
VED’s	$55,962	$69,048	$108,159
Satcom Equipment	9,679	10,871	21,364

Total	$65,641	$79,919	$129,523

Intersegment product transfers
VED’s	$3,588	$4,070	$6,512
Satcom Equipment	18	—	—

Total	$3,606	$4,070	$6,512

EBITDA
VED’s	$17,851	$15,889	$23,175
Satcom Equipment	958	(229)	2,384
Other	(17,787)	(9,111)	(4,355)

Total	$1,022	$6,549	$21,204

EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. A reconciliation of EBITDA from reportable segments to (loss) income before taxes is as follows:

CPI HOLDCO, INC.
and subsidiaries

	Fiscal Year
	2004		2003
	January 23, 2004	January 3, 2004	13-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Segment EBITDA	$1,022	$(6,560)	$11,777
Less:
Depreciation and amortization	4,418	354	1,597
Interest expense	2,950	5,343	3,576

(Loss) income before taxes	$(6,346)	$(12,257)	$6,604

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Segment EBITDA	$1,022	$6,549	$21,204
Less:
Depreciation and amortization	4,418	1,778	3,314
Interest expense	2,950	8,902	7,246

(Loss) income before taxes	$(6,346)	$(4,131)	$10,644

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	Fiscal Year
	2004		2003
	January 23, 2004	January 3, 2004	13-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
United States	$47,400	$7,657	$48,216
All foreign countries	18,241	3,949	19,681

Total sales	$65,641	$11,606	$67,897

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
United States	$47,400	$52,417	$86,252
All foreign countries	18,241	27,502	43,271

Total sales	$65,641	$79,919	$129,523

CPI HOLDCO, INC.
and subsidiaries

The Company had one customer, the US Government, that accounted for 10% or more of consolidated sales. Sales to this customer were $13.8 million, $2.0 million, and $14.2 million, of the Company’s consolidated sales for the period January 23, 2004 to April 2, 2004, the period January 3, 2004 to January 22, 2004 and the 13-week period ended April 4, 2003, respectively. Sales to this customer were $13.8 million, $17.0 million, and $25.7 million, of the Company’s consolidated sales for the period January 23, 2004 to April 2, 2004, October 4, 2003 to January 22, 2004 and the 27-week period ended April 4, 2003, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

11. Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force No. 00-21. The adoption of SAB 104 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 until January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation No. 46 and believes it will not have a material impact on the Company’s consolidated financial statements.

12. Goodwill and Other Intangible Assets

As more fully described in Note 2, an independent appraisal is in process to determine the value of the Merger purchase price to assign to additional identifiable intangible assets. Any increase in value of intangible assets will result in a decrease in the value assigned to goodwill, and may result in an increase in intangible amortization expense.

Goodwill

The following table summarizes goodwill by reportable segment:

(In thousands)
VED’s	$145,688
Satcom Equipment	19,819

Total	$165,507

CPI HOLDCO, INC.
and subsidiaries

Intangible Assets

The carrying amount of intangible assets is as follows:

	Useful Life
(In thousands)	(Years)	April 2, 2004	October 3, 2003
Backlog	1	17,900	—
Land Lease	46	11,810	$23,915
Other	5	1,023	1,900

		30,733	25,815
Less accumulated amortization		(3,519)	(4,279)

Net identifiable intangible assets		$27,214	$21,536

Amortization of intangible assets for the period January 23, 2004 to April 2, 2004, the period January 3, 2004 to January 22, 2004 and the 13-week period ended April 4, 2003 was approximately $3.5 million, $0 and $0.2 million, respectively. The amounts allocated to identifiable intangible assets are preliminary and may change based on the results of the independent appraisal of additional identifiable intangible assets.

13. Redemption of 12% Senior Subordinated Notes of CPI

On January 5, 2004, CPI redeemed $26.0 million in principal amount of the 12% Notes, pursuant to and in accordance with the terms of the 12% Indenture. The redemption occurred at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2004. In connection with the redemption, CPI and Holding entered into an amendment to CPI’s secured credit facility that, among other things, permitted CPI to redeem up to an aggregate maximum amount of $30.0 million of the 12% Notes in any fiscal year. At the closing of the Merger described in Note 2 above, CPI issued a notice of redemption for the remaining $74 million outstanding 12% Notes, and the 12% Notes were subsequently redeemed on February 22, 2004.

14. Related Party Transactions

On January 23, 2004, the Company paid Cypress a fee of $2.5 million for services provided in connection with the Merger. The fee has been offset against the investment proceeds from Cypress’ affiliates in the common stock of CPI Holdco.

On January 23, 2004, the Company paid Chris Toffales, a director of CPI and CPI Holdco, a fee of $350,000 for services provided in connection with the Merger. Prior to his January 23, 2004 appointment as a board director of CPI and CPI Holdco, Mr. Toffales was a consultant to Cypress.

In March 2004, CPI Holdco issued 24,444 shares of common stock to two members of the Board of Directors of CPI Holdco for aggregate consideration of $575,000. Such securities were sold at fair value as determined by the Board of Directors.

15. Income Taxes

In connection with the Merger, the Company recorded an increase in net deferred income tax liabilities of $4.8 million. Except for the portion of goodwill for which amortization is not deductible for tax purposes, and certain other items, the Company recorded deferred income tax liabilities of $19.2 million for the differences between the assigned values and the tax bases of assets and liabilities acquired. A previously established deferred tax asset valuation allowance of $13.3 million was also adjusted as a reduction to the amount of goodwill acquired.

CPI HOLDCO, INC.
and subsidiaries

Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. The Company has not yet determined if a Section 382 change of ownership has occurred, but the Company does not believe that net operating losses and tax credit carryforwards will be subject to such annual limitation.

16. Supplemental Guarantors Consolidating Condensed Financial Information

On January 23, 2004, CPI issued $125.0 million of 8% Notes as part of the Merger discussed in Note 2.

The consolidating condensed financial statements are presented below and should be read in connection with the Consolidated Financial Statements of CPI Holdco. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 8.0% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors.

The following unaudited consolidating condensed financial information presents: the consolidating condensed balance sheets as of April 2, 2004 and October 3, 2003, and the unaudited consolidating condensed statements of operations and statements of cash flows for the period January 23, 2004 to April 2, 2004, the period January 3, 2004 to January 22, 2004, the 13-week period ended April 4, 2003, the period October 4, 2003 to January 22, 2004 and the 27-week period ended April 4, 2003 of (a) the parent; (b) the issuer, CPI; (c) the guarantor subsidiaries; (d) the non-guarantor subsidiaries; (e) the elimination entries necessary to consolidate parent with the guarantor subsidiaries and the non-guarantor subsidiaries; and (f) the consolidated total.

For periods ending prior to January 23, 2004, the accompanying consolidated condensed financial statements represent the consolidated results and financial position of the Predecessor. The Predecessor “parent” is Holding while the Successor “parent” is CPI Holdco.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED BALANCE SHEET
As of April 2, 2004 (Successor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	8,314	2,592	3,076	—	13,982
Accounts receivable, net	—	25,533	4,966	12,832	—	43,331
Inventories	—	28,436	(113)	8,895	—	37,218
Intercompany receivable	—	31,195	—	—	(31,195)	—
Other current assets	—	2,216	301	594	—	3,111

Total current assets	—	95,694	7,746	25,397	(31,195)	97,642
Intercompany notes receivable	—	14,335	—	—	(14,335)	—
Investments in subsidiaries	123,488	17,010	—	—	(140,498)	—
Property under capital lease, net	—	61,562	19	7,963	—	69,544
Goodwill	—	122,493	—	43,014	—	165,507
Intangibles, net	—	25,714	—	1,500	—	27,214
Debt issue costs, net	—	9,395	—	—	—	9,395

Total assets	$123,488	346,203	7,765	77,874	(186,028)	369,302

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of term loan	$—	900	—	—	—	900
Accounts payable	—	11,528	249	4,946	—	16,723
Intercompany payable	28,041	—	1,525	1,631	(31,197)	—
Accrued expenses	—	16,395	505	3,368	2	20,270
Product warranty	—	3,458	—	2,431	—	5,889
Income taxes payable	—	2,390	129	457	—	2,976
Advance payments from customers	—	4,709	1,530	1,591	—	7,830

Total current liabilities	28,041	39,380	3,938	14,424	(31,195)	54,588
Intercompany notes payable	—	—	—	14,335	(14,335)	—
Senior term loans	—	89,100	—	—	—	89,100
Senior subordinated notes	—	125,000	—	—	—	125,000
Deferred taxes	—	2,702	—	2,100	—	4,802

Total liabilities	28,041	256,182	3,938	30,859	(45,530)	273,490

Stockholders’ Equity
Common stock	43	—	—	—	—	43
Parent investment	—	96,489	3,882	50,661	(151,032)	—
Additional paid-in-capital	102,237	—	—	—	—	102,237
Other comprehensive income	—	365	—	—	—	365
Accumulated (deficit) equity	(6,833)	(6,833)	(55)	(3,646)	10,534	(6,833)

Net stockholders’ equity	95,447	90,021	3,827	47,015	(140,498)	95,812

Total liabilities, preferred stock and stockholders’ equity	$123,488	346,203	7,765	77,874	(186,028)	369,302

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED BALANCE SHEET
As of October 3, 2003 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	30,561	1,718	1,472	—	33,751
Accounts receivable, net	—	17,753	4,502	10,873	—	33,128
Inventories	—	29,539	261	7,558	—	37,358
Intercompany receivable	1,177	1,068	—	—	(2,245)	—
Other current assets	—	1,317	221	672	—	2,210

Total current assets	1,177	80,238	6,702	20,575	(2,245)	106,447
Intercompany notes receivable	—	20,085	—	—	(20,085)	—
Investment in subsidiaries	(60,660)	3,434	—	—	57,226	—
Property under capital lease, net	19,818	16,588	13	3,683	(7,551)	32,551
Goodwill	—	15,541	—	27,316	(23,708)	19,149
Intangibles, net	—	21,536	—	—	—	21,536
Debt issue costs, net	22	2,229	—	34	—	2,285

Total assets	$(39,643)	159,651	6,715	51,608	3,637	181,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Mortgage financing	$17,500	—	—	—	—	17,500
Accounts payable	—	10,844	215	4,565	—	15,624
Intercompany payable	—	—	1,281	719	(2,000)	—
Accrued expenses	7	18,704	712	2,434	(412)	21,445
Product warranty	—	3,225	—	2,176	—	5,401
Income taxes payable	—	2,730	16	1,092	(254)	3,584
Accrued dividends payable	—	15,449	—	—	—	15,449
Advance payments from customers	—	7,118	1,008	2,077	—	10,203

Total current liabilities	17,507	58,070	3,232	13,063	(2,666)	89,206
Intercompany notes payable	5,750	—	—	14,335	(20,085)	—
Senior subordinated notes	—	100,000	—	—	—	100,000
Deferred income	—	6,887	—	—	(6,887)	—

Total liabilities	23,257	164,957	3,232	27,398	(29,638)	189,206

Senior Redeemable Preferred Stock of CPI	—	28,907	—	—	—	28,907

Junior Preferred Stock of CPI	—	29,300	—	—	—	29,300

Stockholders’ (Deficit) Equity
Common stock	50	—	—	—	—	50
Parent investment	—	21,458	1,161	19,549	(42,168)	—
Additional paid-in capital	21,519	—	—	—	—	21,519
Deferred compensation	—	(1,289)	—	—	—	(1,289)
Accumulated (deficit) equity	(84,469)	(82,426)	2,322	4,661	75,443	(84,469)
Stockholder loans	—	(1,256)	—	—	—	(1,256)

Net stockholders’ (deficit) equity	(62,900)	(63,513)	3,483	24,210	33,275	(65,445)

Total liabilities, preferred stock and stockholders’ (deficit) equity	$(39,643)	159,651	6,715	51,608	3,637	181,968

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From January 23, 2004 to April 2, 2004 (Successor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	48,969	6,678	22,228	(12,234)	65,641
Cost of sales	—	35,874	5,945	16,442	(12,234)	46,027

Gross profit	—	13,095	733	5,786	—	19,614

Operating costs and expenses:
Research and development	—	378	—	1,086	—	1,464
Selling and marketing	—	1,491	499	1,181	(33)	3,138
General and administrative	—	2,148	316	1,061	(13)	3,512
Amortization of acquisition -related intangible assets	—	3,096	—	300	—	3,396
Acquired in-process R&D	—	5,900	—	5,600	—	11,500
Intercompany income	—	(13)	(33)	—	46	—

Total operating costs and expenses	—	13,000	782	9,228	—	23,010

Operating income (loss)	—	95	(49)	(3,442)	—	(3,396)
Interest expense (income), net	—	2,616	(1)	335	—	2,950

(Loss) income before income tax expense (benefit) and equity in income of subsidiaries	—	(2,521)	(48)	(3,777)	—	(6,346)
Income tax expense (benefit)	—	611	7	(131)	—	487
Equity in loss of subsidiaries	(6,833)	(3,701)	—	—	10,534	—

Net (loss) income	$(6,833)	(6,833)	(55)	(3,646)	10,534	(6,833)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From January 2, 2004 to January 22, 2004 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	8,501	1,687	3,969	(2,551)	11,606
Cost of sales	—	6,939	1,504	3,179	(2,573)	9,049

Gross profit	—	1,562	183	790	22	2,557

Operating costs and expenses:
Research and development	—	130	—	337	—	467
Selling and marketing	—	341	13	374	—	728
General and administrative	498	2,146	136	(311)	(137)	2,332
Merger Expenses	4,644	1,300	—	—	—	5,944
Intercompany expense	(143)	19	—	—	124	—

Total operating costs and expenses	4,999	3,936	149	400	(13)	9,471

Operating (loss) income	(4,999)	(2,374)	34	390	35	(6,914)
Interest expense, net	109	5,098	—	136	—	5,343

(Loss) income before income tax expense (benefit) and equity in income of subsidiaries	(5,108)	(7,472)	34	254	35	(12,257)
Income tax expense (benefit)	43	(3,008)	55	62	—	(2,848)
Equity in (loss) income of subsidiaries	(4,258)	193	—	—	4,065	—

Net (loss) income	$(9,409)	(4,271)	(21)	192	4,100	(9,409)

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the 13-Week Period Ended April 4, 2003 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	51,875	9,576	23,382	(16,936)	67,897
Cost of sales	—	39,007	8,388	16,811	(16,993)	47,213

Gross profit	—	12,868	1,188	6,571	57	20,684

Operating costs and expenses:
Research and development	—	480	—	1,094	—	1,574
Selling and marketing	—	1,796	653	1,464	(68)	3,845
General and administrative	287	3,490	289	820	199	5,085
Intercompany income (expense)	(613)	44	(68)	—	637	—

Total operating costs and expenses	(326)	5,810	874	3,378	768	10,504

Operating income	326	7,058	314	3,193	(711)	10,180
Interest expense (income), net	502	2,215	(1)	860	—	3,576

(Loss) income before income tax expense (benefit) and equity in income of subsidiaries	(176)	4,843	315	2,333	(711)	6,604
Income tax (benefit) expense	(55)	3,397	14	29	—	3,385
Equity in income of subsidiaries	3,340	1,840	—	—	(5,180)	—

Net income	$3,219	3,286	301	2,304	(5,891)	3,219

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From October 4, 2003 to January 22, 2004 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	60,721	10,673	26,470	(17,945)	79,919
Cost of sales	—	43,551	9,448	21,223	(18,033)	56,189

Gross profit	—	17,170	1,225	5,247	88	23,730

Operating costs and expenses:
Research and development	—	607	—	1,593	—	2,200
Selling and marketing	—	2,136	591	1,678	(53)	4,352
General and administrative	355	4,973	236	1,508	(1,039)	6,033
Merger expenses	5,074	1,300	—	—	—	6,374
Intercompany income	(755)	(215)	(53)	—	1,023	—

Total operating costs and expenses	4,674	8,801	774	4,779	(69)	18,959

Operating income	(4,674)	8,369	451	468	157	4,771
Interest expense (income), net	590	7,731	(3)	584	—	8,902

(Loss) income before income tax expense (benefit) and equity in income of subsidiaries	(5,264)	638	454	(116)	157	(4,131)
Income tax expense	—	334	55	50	—	439
Equity in income of subsidiaries	694	321	—	—	(1,015)	—

Net (loss) income	$(4,570)	625	399	(166)	(858)	(4,570)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the 27-Week Period Ended April 4, 2003 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	97,821	17,914	44,797	(31,009)	129,523
Cost of sales	—	74,901	15,788	32,571	(31,111)	92,149

Gross profit	—	22,920	2,126	12,226	102	37,374

Operating costs and expenses:
Research and development	—	882	—	2,137	—	3,019
Selling and marketing	—	3,681	1,207	3,004	(123)	7,769
General and administrative	575	6,067	330	2,389	(398)	8,963
Intercompany (expense) income	(1,224)	80	(123)	—	1,267	—

Total operating costs and expenses	(649)	10,710	1,414	7,530	746	19,751

Operating income	649	12,210	712	4,696	(644)	17,623
Other income	—	(267)	—	—	—	(267)
Interest expense (income), net	1,048	4,472	(4)	1,730	—	7,246

(Loss) income before income tax expense (benefit) and equity in income of subsidiaries	(399)	8,005	716	2,966	(644)	10,644
Income tax (benefit) expense	(132)	4,943	24	54	—	4,889
Equity in income of subsidiaries	6,022	2,885	—	—	(8,907)	—

Net income	$5,755	5,947	692	2,912	(9,551)	5,755

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
From January 23, 2004 to April 2, 2004 (Successor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15,685	(27,146)	2,601	3,110	—	(5,750)

INVESTING ACTIVITIES
Purchase of predecessor net assets, net of cash acquired	(113,760)	—	—	—	—	(113,760)
Purchase of property, plant and equipment, net	—	(255)	(9)	(34)	—	(298)

Net cash used in investing activities	(113,760)	(255)	(9)	(34)	—	(114,058)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	—	—	—	(74,000)
Senior redeemable preferred stock	—	(29,735)	—	—	—	(29,735)
Junior preferred stock	—	(32,336)	—	—	—	(32,336)
Dividends on senior preferred stock	—	(19,310)	—	—	—	(19,310)
Mortgage financing	—	(17,500)	—	—	—	(17,500)
Proceeds from/(payments for) the issuance of debt:
Senior subordinated notes	—	125,000	—	—	—	125,000
Senior term loans	—	90,000	—	—	—	90,000
Debt issue costs	—	(9,577)	—	—	—	(9,577)
Proceeds from the repayment of Predecessor management loans	—	1,266	—	—	—	1,266
Net proceeds from the issuance of common stock	98,075					98,075
Net repayment of bank overdraft	—	1,907	—	—	—	1,907

Net cash provided by financing activities	98,075	35,715	—	—	—	133,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	8,314	2,592	3,076	—	13,982
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	8,314	2,592	3,076	—	13,982

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
From October 4, 2003 to January 22, 2004 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(in thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	7,105	206	(145)	—	7,166

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	—	(416)	(2)	(41)	—	(459)

FINANCING ACTIVITIES
Retirement of senior subordinated notes	—	(26,000)	—	—	—	(26,000)
Net repayment of bank overdraft	—	(1,639)	—	—	—	(1,639)

Net cash used in financing activities	—	(27,639)	—	—	—	(27,639)

NET I (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,950)	204	(186)	—	(20,932)
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751

Cash and cash equivalents at end of period	$—	9,611	1,922	1,286	—	12,819

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the 27-Week Period Ended April 4, 2003 (Predecessor)
(Unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
(In thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by operating activities	$2,439	15,935	108	330	—	18,812

INVESTING ACTIVITIES
Proceeds from sale of SSPD division	—	136				136
Purchase of property, plant and equipment, net	—	(826)	(1)	(91)	—	(918)

Net cash used in investing activities	—	(690)	(1)	(91)	—	(782)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	110	—	—	—	—	110
Repayments on capital leases	—	—	—	(45)	—	(45)
Repayment of mortgage financing	(250)	—	—	—	—	(250)
Payment of debt issue costs	—	(295)	—	—	—	(295)
Net repayment of bank overdraft	—	(1,007)	—	—	—	(1,007)

Net cash used in financing activities	(140)	(1,302)	—	(45)	—	(1,487)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,299	13,943	107	194	—	16,543
Cash and cash equivalents at beginning of period	—	1,077	698	949	—	2,724

Cash and cash equivalents at end of period	$2,299	15,020	805	1,143	—	19,267

CPI HOLDCO, INC.
and subsidiaries

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere within this report and the Annual Report on Form 10-K of Communications and Power Industries Holding Corporation (“Holding” or the “Predecessor”); references to the “Company” refer to the Predecessor prior to the Merger (defined below) and to the Successor (defined below) post-Merger:

The Company is a leading designer, manufacturer and global marketer of vacuum electron devices (“VEDs”), satellite communications amplifiers, medical x-ray generators and other related products for critical defense and commercial applications. The Company’s defense applications include radar, electronic warfare and communications end markets and its commercial applications include communications, medical, industrial and scientific end markets. Communications applications consist of applications for military and commercial satellite communications uses and broadcast uses. The Company defines and discusses its recorded orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating divisions that are differentiated based on products operating in two segments. Four of these operating divisions comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment. Segment data is included in Note 10 of the Notes to Consolidated Condensed Financial Statements.

CPI Holdco’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2004 will be comprised of the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. Both the second quarter of fiscal year 2004 and the second quarter of fiscal year 2003 were comprised of 13 weeks.

On January 23, 2004, a wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), CPI Merger Sub Corp., a Delaware corporation (“Merger Sub”), merged with and into Holding (“Merger”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $130.3 million. In connection with the merger, CPI Holdco received an equity contribution of $100.0 million from affiliates of The Cypress Group, L.L.C. (“Cypress”) in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received options to purchase 168,998 shares of common stock of CPI Holdco. In connection with the Merger, Holding and Communications & Power Industries, Inc. (“CPI”) refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of its 12% Senior Subordinated Notes (“12% Notes”) and elected to redeem in full the remaining $74.0 million outstanding aggregate principal amount of the 12% Notes pursuant to the terms of the Indenture governing the 12% Notes. In addition, CPI terminated its credit facility and

CPI HOLDCO, INC.
and subsidiaries

Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock. See Note 2 of the Notes to Consolidated Condensed Financial Statements.

Although the Merger, which essentially resulted in the recapitalization of the Company, resulted in a change in the basis of many of the Company’s assets and liabilities, the underlying operations of the Company were not impacted by the Merger.

Orders recorded during the second quarter of fiscal year 2004 were $77.3 million, as compared to $89.9 million for the second quarter of fiscal year 2003. The $12.6 million, or 14.0%, decrease relates primarily to the radar and communications markets. The various increases and decreases within the markets discussed below are primarily related to timing rather than to any material changes in the Company’s markets. Radar orders were $20.4 million for the second quarter of fiscal year 2004, a decrease of $16.7 million, or 45.0%, from the record high levels of the second quarter of fiscal year 2003. This decrease was primarily due to fluctuations in the timing of order receipts, with several significant orders received in the second quarter of fiscal year 2003 which were not repeated in the second quarter of 2004. Communication orders were $19.1 million for the second quarter of fiscal year 2004, a decrease of $5.9 million from the comparable period of fiscal year 2003. This decrease was anticipated as the second quarter of fiscal year 2003 included two large orders from direct-to-home suppliers versus only one such order in the current quarter. Orders in the medical market increased by $2.3 million, or 13.4%, from the second quarter of fiscal year 2003 due principally to additional demand for x-ray generators and VED products used in cancer treatment applications. Orders in the Company’s scientific market were $6.0 million in the second quarter of fiscal year 2004. This represents a $3.5 million, or 142.6%, increase over the previous fiscal year. A $3.8 million order for high frequency, high power gyrotrons received in the second quarter for fusion research was the main reason for the increased performance in this market. This was an anticipated follow-on order to an ongoing program and production for these gyrotrons will be completed over the next 36 months. Orders in the electronic countermeasures and industrial markets also increased from the comparable period of fiscal year 2003 by $1.4 million and $2.8 million, respectively.

Orders recorded in the six-month period ended April 2, 2004 were $150.7 million, a decrease of $14.5 million from $165.2 million in the comparable period of fiscal year 2003. The decrease relates to the radar, electronic countermeasures and communications markets offset by increases in the medical industrial and scientific markets. The decreases in radar and communications markets for the six-month period of fiscal year 2004 are the same as the second quarter results discussed above. The decrease in electronic countermeasures for the six-month period of fiscal year 2004 compared to the comparable period of fiscal year 2003 is primarily related to timing of orders. Industrial orders for the first six months of fiscal year 2004 were $12.3 million, an increase of $6.1 million, or 100%, from the first six months of 2003. The substantial improvement in this market can be attributed to increased demand for semiconductor products from that of fiscal year 2003. For the first six months of fiscal year 2004, orders in the medical and scientific markets increased by $1.3 million and $5.1 million, respectively. Incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

Order backlog consists of firm orders for which goods and services are yet to be provided. As of April 2, 2004, the Company had an order backlog of $179.4 million, representing approximately eight months of sales, compared to an order backlog of $180.5 million, representing approximately eight-and-a-half months of sales, as of April 4, 2003. Order backlog increased to $179.4 million as of April 2, 2004 from

CPI HOLDCO, INC.
and subsidiaries

$172.1 million at the end of fiscal year 2003. Although orders can be and sometimes are modified or terminated, the amount of modifications and terminations has historically not been material compared to total contract volume.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of its consolidated financial statements.

Revenue Recognition

The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion method, the Company relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion.

Allowance for Doubtful Accounts

The Company monitors the creditworthiness of its customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If collectibility is considered uncertain, then the Company will record a reserve to reduce the receivable to the amount considered collectable. If circumstances change, then further adjustments could be required.

Warranty Reserves

The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of sales. Management’s estimates are based on historical costs for warranty, and are adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differs from the Company’s estimates, then revisions to the estimated warranty liability would be required.

Inventory Valuation

Inventories are stated at the lower of average cost or market (net realizable value). The carrying value of inventory is reduced for estimated obsolescence or unmarketability based upon assumptions about future demand, market conditions, product lifecycles and product pricing. If the Company’s assumptions were to be substantially different than estimated, further adjustments could be required. While these estimates require management to make assumptions and judgments, management believes its understanding of the markets and customers the Company serves, as well as the mature nature of many of the products the Company manufactures, provides it with the ability to make reliable estimates. Management also evaluates the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If estimated costs, based on these analyses, for fixed-price contracts, which represent virtually all of the Company’s contracts, are significantly

CPI HOLDCO, INC.
and subsidiaries

higher than originally estimated, provisions are also required, and in such a case, the Company records a reserve that is charged to costs of goods sold.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, excluding intangible assets that are covered by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value with a charge to general and administrative at the time of the reduction. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

Goodwill Impairment

The Company has a goodwill balance of $165.5 million as of April 2, 2004. This amount is based on a preliminary allocation of the Merger purchase price and will likely change when the independent appraisal of additional identifiable intangibles is completed during the third quarter of fiscal year 2004. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, or earlier if an event or circumstance indicates that an impairment loss has occurred. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Merger and Acquisition Accounting

The Company accounts for mergers and acquisitions under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of significant estimates and assumptions which could require adjustment in the future. The allocation of the Merger purchase price has been completed for inventory, property, plant and equipment, and certain intangibles, such as backlog, in-process research and development and land leases. An independent appraisal of additional identifiable intangibles is in process and is expected to be completed in the quarter ended July 2, 2004. It is probable that additional adjustments to this allocation will be made in future periods, which could adversely affect the Company’s results of operations.

Effect of Acquisition on Results of Operations

As a result of the Merger, the Company adjusted upward the historical book value of certain assets in accordance with GAAP, which will significantly impact the Company’s results of operations subsequent to the Merger and their comparability to operations of the Predecessor. The most significant purchase accounting entries are discussed below:

The write-up of inventory of $5.5 million will be expensed to cost of sales during the period following the Merger and will significantly impact gross margins. During the 10-week period ended April 2, 2004, $4.2 million was expensed to cost of sales. The remainder is expected to be expensed in the third quarter

CPI HOLDCO, INC.
and subsidiaries

of fiscal year 2004.

The write-up of property, plant and equipment including favorable leases as well as recognition of certain finite lived intangible assets will significantly increase depreciation and amortization in future periods. In addition, $11.5 million of the purchase price was allocated to in-process research and development and was charged to operations immediately after consummation of the Merger. Projects are classified as in-process research and development if they have not demonstrated technological feasibility, have not resulted in commercial products and have no alternative future use. As of the date of Merger, the outcomes of these research and development projects were uncertain and involved technological risk.

As more fully described in Note 2 of the Notes to Consolidated Condensed Financial Statements, an independent appraisal is in process to determine the value of the Merger purchase price to assign to additional identifiable intangible assets. Any increase in value of amortizable intangible assets will result in a decrease in the value assigned to goodwill, and will result in an increase in intangible amortization expense, which could be material.

Results of Operations

Quarter Ended April 2, 2004 Compared to Quarter Ended April 4, 2003

The following table sets forth the historical results of operations as a percentage of sales for the quarter ended April 2, 2004 (which combines the 3-week period of Predecessor and the 10-week period of Successor) and the quarter ended April 4, 2003 (Predecessor). The Company believes this display will enhance management’s analysis of the results of operations. However, due to the purchase accounting entries resulting from the Merger, the basis of certain assets and liabilities of the Predecessor and the Successor are different, and therefore comparisons to prior year may not be meaningful in certain cases. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information on purchase accounting related adjustments.

	13-Week	13-Week
	period ended	period ended
	April 2,	April 4,
	2004	2003
Sales	100.0%	100.0%
Cost of sales	71.3	69.5

Gross profit	28.7	30.5
Research and development	2.5	2.3
Selling and marketing	5.0	5.7
General and administrative	7.6	7.5
Merger expenses	7.7	0.0
Amortization of acquisition related intangibles	4.4	0.0
Acquired in-process research and development	14.9	0.0

Operating (loss) income	(13.3)	15.0
Interest expense	10.7	5.3

(Loss) income before taxes	(24.1)	9.7
Income tax (benefit) expense	(3.1)	5.0

Net (loss) income	(21.0)%	4.7%

Other Data:
EBITDA (a)	(7.2)%	17.3%

(a)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding the Company’s results of operations because it assists in analyzing and benchmarking the performance and value of the Company’s business. Although management uses EBITDA as a

CPI HOLDCO, INC.
and subsidiaries

financial measure to assess the performance of the Company’s business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity. For reconciliation of EBITDA to Income before taxes, see Note 10 of the Notes to Consolidated Condensed Financial Statements.

Sales. Sales for the second quarter of fiscal year 2004 were $77.2 million, an increase of $9.3 million or 13.7%, from the same period in fiscal year 2003. Radar sales were $31.8 million for the second quarter of fiscal year 2004 which represents an increase of $4.8 million, or 18% from the second quarter of fiscal year 2003. The increase was due to increased shipments of VEDs to the Department of Defense. Sales into the industrial market were $5.4 million, an increase of $3.3 million, or 162%, compared to $2.1 million in the second quarter of fiscal year 2003. The increase can be attributed to strong demand for semiconductor products in the second quarter of fiscal year 2004. Sales in the medical market were $10.4 million compared to $9.1 million in the second quarter of fiscal year 2003 as the customer requirements for x-ray generators and VED products used in cancer treatment applications increased. Sales to the Company’s remaining markets were consistent with those in the second quarter of fiscal year 2003.

Gross Margin. Gross margins were 28.7% in the second quarter of fiscal year 2004, compared to 30.5% for the same period in fiscal year 2003. The decrease can be attributed primarily to the $4.2 million charge to cost of sales in the 10-week period following the Merger related to the purchase accounting write-up of inventory. Gross margins, excluding the purchase accounting adjustment for inventory, were 34.1%. The inventory charge was offset in part by favorable mix and pricing of products sold as well as volume efficiencies in the second quarter of fiscal year 2004.

Research and Development Expenses. Research and development expenses were $1.9 million, or 2.5% of sales, for the second quarter of fiscal year 2004, compared to $1.6 million, or 2.3% of sales, for the second quarter of fiscal year 2003. The increase is primarily attributable to additional development efforts on products for the radar and medical markets.

Selling and Marketing Expenses. Selling and marketing expenses were $3.9 million, or 5.0% of sales, for the second quarter of fiscal year 2004, compared to $3.8 million, or 5.7% of sales, for the second quarter of fiscal year 2003. The decrease in selling and marketing expenses as a percentage of sales reflects the increase in sales during the period of 13.7%.

General and Administrative Expenses. General and administrative expenses were $5.8 million, or 7.6% of sales, for the second quarter of fiscal year 2004, an increase of $0.8 million from $5.1 million, or 7.5%, in the second quarter of fiscal year 2003. The increase can be attributed to higher stock compensation expense as well as increased provisions for management incentives. During the quarter ended April 2, 2004, the Company expensed the remaining $1.2 million of deferred compensation related to the options to purchase common stock of Holding granted in 2003, which became fully vested at the time of the Merger. During the quarter ended April 4, 2003, the Company recorded stock compensation of $0.8 million related to common stock purchased by certain executive officers at a price subsequently determined to be less than fair value.

Merger Expenses. Merger expenses of $5.9 million were made up of primarily of fees paid to investment bankers, legal expenses, transaction bonuses for management, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor.

Amortization of Acquisition Related Intangibles. The Company recorded identifiable intangible asset amortization for backlog of $3.4 million in the 10-week period from January 23, 2004 to April 2, 2004. The total intangible asset recorded for backlog of $17.9 million is being amortized over a 12-month

CPI HOLDCO, INC.
and subsidiaries

period.

Acquired In-Process Research and Development. The Company recorded a write-off of acquired in-process research and development of $11.5 million as a result of the revaluation of the Company at the time of the Merger. Projects classified as in-process research and development had not yet demonstrated technological feasibility and had no alternative future use.

EBITDA. EBITDA for the second quarter of fiscal year 2004 was negative $5.5 million, compared to $11.8 million for the second quarter of fiscal year 2003. The decrease in EBITDA resulted primarily from the write-off of in-process research and development at the date of the Merger of $11.5 million as well as the Merger expenses of $5.9 million. For reconciliation of EBITDA to Loss before taxes, see Note 10 of the Notes to Consolidated Condensed Financial Statements.

Interest Expense. Interest expense was $8.3 million, or 10.7% of sales, for the second quarter of fiscal year 2004 as compared to $3.6 million, or 5.3% of sales, for the second quarter of fiscal year 2003. The increase of $4.7 million relates primarily to costs associated with early redemption of the 12% Notes, and the write-off of capitalized debt issuance costs related to outstanding debt at the time of the Merger. Interest expense on a continuing basis will include interest due on CPI’s 8% Senior Subordinated Notes due 2012 (“8% Notes”) of approximately $2.5 million per quarter and interest on the Term Loan (defined below) of approximately $1.0 million per quarter. Interest expense will also include amortization of debt issuance costs and other customary fees on the Revolver (defined below).

Income Tax (Benefit) Expense. The Company recorded a net income tax benefit of $2.4 million for the quarter ended April 2, 2004 compared to income tax expense of $3.4 million for the quarter ended April 3, 2003. The tax benefit of $2.8 million recorded in the three-week period from January 3, 2004 to January 22, 2004 resulted from a pre-tax loss in that period of $12.3 million. Tax expense of $0.5 million was recorded for the 10-week period ended April 2, 2004 despite a pre-tax loss of $6.3 million due to the fact that certain purchase accounting related expenses including acquired in-process research and development and intangible amortization expense are not deductible for tax purposes. The tax expense for the second quarter of fiscal year 2003 represents an effective tax rate of approximately 46%.

Net (Loss) Income. The Company recorded a net loss for the quarter ended April 2, 2004 of $16.2 million compared to net income of $3.2 million for the quarter ended April 4, 2003. The net loss for the current quarter resulted from purchase accounting related adjustments and transaction expenses related to the Merger, as discussed above.

Six-Months Ended April 2, 2004 Compared to Six-Months April 4, 2003

The following table sets forth the historical results of operations as a percentage of sales for the six-month period ended April 2, 2004 (which combines the 16-week period of Predecessor and the 10-week period of Successor) and the six-month period ended April 4, 2003 (Predecessor). The Company believes this display will enhance management’s analysis of the results of operations. However, due to the purchase accounting entries resulting from the Merger, the basis of certain assets and liabilities of the Predecessor and the Successor are different, and therefore comparisons to prior year may not be meaningful in certain cases. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information on purchase accounting related adjustments.

CPI HOLDCO, INC.
and subsidiaries

	26-Week	27-Week
	period ended	period ended
	April 2,	April 4,
	2004	2003
Sales	100.0%	100.0%
Cost of sales	70.2	71.1

Gross profit	29.8	28.9
Research and development	2.5	2.3
Selling and marketing	5.1	6.0
General and administrative	6.6	6.9
Merger expenses	4.4	0.0
Amortization of acquisition related intangibles	2.3	0.0
Acquired in-process research and development	7.9	0.0

Operating income	0.9	13.6
Other income	0.0	0.2
Interest expense	8.1	5.6

(Loss) income before taxes	(7.2)	8.2
Income tax expense	0.6	3.8

Net (loss) income	(7.8)%	4.4%

Other Data:
EBITDA (a)	5.2%	16.4%

(a)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding the Company’s results of operations because it assists in analyzing and benchmarking the performance and value of the Company’s business. Although management uses EBITDA as a financial measure to assess the performance of the Company’s business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity. For reconciliation of EBITDA to Loss before taxes, see Note 10 of the Notes to Consolidated Condensed Financial Statements.

Sales. Sales for the first six months of fiscal year 2004 were $145.6 million, an increase of $16.0 million or 12.4%, from the same period in fiscal year 2003. Sales in all market segments except communications increased from the comparable period of fiscal year 2003 by at least 10%. The majority of the increase occurred in the Company’s radar, industrial and medical markets. Radar sales were $57.5 million for the first six months of fiscal year 2004 which represents an increase of $7.1 million, or 14.2% from the first six months of fiscal year 2003. The increase was due to increased shipments of VEDs to the Department of Defense. Sales into the industrial market were $10.3 million, an increase of $5.5 million, or 116.3%, compared to $4.8 million in the first six months of fiscal year 2003. The increase can be attributed to strong demand for semiconductor products in the first six months of fiscal year 2004. Sales in the medical market were $20.8 million compared to $17.7 million in the first six months of fiscal year 2003 as the demand for x-ray generators and VED products used in cancer treatment applications continues to be robust. Sales in the communications market in fiscal year 2004 decreased $3.0 million from the comparable period of fiscal year 2003 due principally to a reduction in the sale of VEDs and amplifiers for direct-to-home applications.

Gross Margin. Gross margins were 29.8% in the first six months of fiscal year 2004, compared to 28.9% for the same period in fiscal year 2003. Excluding the $4.2 million charge to cost of sales related to the purchase accounting write-up of inventory, gross margins for the first six months of fiscal year 2004 were 32.7%. The improvement in gross margins can be attributed to favorable mix and pricing of products sold as well as volume efficiencies in the first six months of fiscal year 2004.

CPI HOLDCO, INC.
and subsidiaries

Research and Development Expenses. Research and development expenses were $3.7 million, or 2.5% of sales, for the first six months of fiscal year 2004, compared to $3.0 million, or 2.3% of sales, for the first six months of fiscal year 2003. The increase is primarily attributable to additional development efforts on products for the radar and medical markets.

Selling and Marketing Expenses. Selling and marketing expenses were $7.5 million, or 5.1% of sales, for the first six months of fiscal year 2004, compared to $7.8 million, or 6.0% of sales, for the first six months of fiscal year 2003. The decrease in selling and marketing expenses as a percentage of sales reflects the increase in sales during the period of 12.4%.

General and Administrative Expenses. General and administrative expenses were $9.5 million, or 6.6% of sales, for the first six months of fiscal year 2004, an increase of $0.6 million from the first six months of fiscal year 2003. The increase can be attributed to higher stock compensation expense as well as increased provisions for management incentives. Stock compensation expense for the first six-months of fiscal year 2004 was $1.3 million, the majority of which related to the write-off of all the remaining deferred compensation related to the options to purchase the common stock of Holding granted in 2003, which became fully vested at the time of the Merger. In the first six months of fiscal year 2003, the Company recorded stock compensation of $0.8 million related to common stock purchased by certain executive officers at a price subsequently determined to be less than fair value.

Merger Expenses. Merger expenses of $6.4 million for the first six months of fiscal year 2004 were made up primarily of fees for investment bankers, legal expenses, transaction bonuses for management, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor.

Amortization of Acquisition Related Intangibles. The Company recorded identifiable intangible asset amortization for backlog of $3.4 million in the 10-week period from January 23, 2004 to April 2, 2004. The total intangible asset recorded for backlog of $17.9 million is being amortized over a 12-month period.

Acquired In-Process Research and Development. The Company recorded a write-off of acquired in-process research and development of $11.5 million as a result of the revaluation of the Company at the time of the Merger. Projects classified as in-process research and development had not yet demonstrated technological feasibility and had no alternative future use.

EBITDA. EBITDA for the first six-months of fiscal year 2004 was $7.6 million, or 5.2% of sales, compared to $21.2 million, or 16.4% of sales, for the first six-months of fiscal year 2003. The decrease in EBITDA resulted primarily from the write-off of in-process research and development at the date of the Merger of $11.5 million as well as the Merger expenses of $6.4 million. The effect of these Merger-related items was offset in part by improved gross margins for the six-month period ended April 2, 2004 compared to the six-month period ended April 4, 2003. For reconciliation of EBITDA to Loss before taxes, see Note 10 of the Notes to Consolidated Condensed Financial Statements.

Interest Expense. Interest expense was $11.9 million, or 8.1% of sales, for the first six-months of fiscal year 2004 as compared to $7.2 million, or 5.6% of sales, for the first six months of fiscal year 2003. The increase of $4.7 million relates primarily to costs associated with early redemption of the 12% Notes, and write-off of capitalized debt issuance costs related to outstanding debt at the time of the Merger. Interest expense on a continuing basis will include interest due on the 8% Notes of approximately $2.5 million per quarter and interest on the Term Loan of approximately $1.0 million per quarter. Interest expense will also include amortization of debt issuance costs and other customary fees on the Revolver.

Income Tax Expense. The Company recorded income tax expense of $0.9 million for the six months ended April 2, 2004 compared to income tax expense of $4.9 million for the six months April 3, 2003.

CPI HOLDCO, INC.
and subsidiaries

Tax expense was recorded for the first six months of fiscal year 2004 despite a pre-tax loss as certain merger related expenses and purchase accounting related expenses are not deductible for tax purposes. The tax expense for the second quarter of fiscal year 2003 represents an effective tax rate of approximately 43%.

Net (Loss) Income. The Company recorded a net loss for the six month period ended April 2, 2004 of $11.4 million, compared to net income of $5.8 million for the six month period ended April 4, 2003. The net loss for the first six months of fiscal year 2004 resulted from purchase accounting related adjustments and transaction expenses related to the Merger, as discussed above.

Liquidity and Capital Resources

The following table presents selected financial information for each of the periods indicated:

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	27-Week
	to	to	Period ended
	April 2, 2004	January 22, 2004	April 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Net increase (decrease) in cash and cash equivalents	$13,982	$(20,932)	$16,543
Cash (used in) provided by operating activities	$(3,829)	$7,166	$17,941
Cash used in investing activities	$(114,072)	$(459)	$(918)
Cash provided by (used in) financing activities	$131,883	$(27,639)	$(480)

	As of
	April 2, 2004	October 3, 2003
Cash and cash equivalents	$13,982	$33,751
Long-term debt and redeemable preferred stock	$214,100	$158,207
Working capital	$43,054	$17,241

For the period January 23, 2004 to April 2, 2004, cash and cash equivalents increased by $14.0 million. The principal components of this increase were related to the Merger and the associated financing and are summarized below:

(in millions)
Proceeds from the issuance of common stock, net	$98.1
Proceeds from the issuance of 8% Notes	125.0
Proceeds from Term Loan	90.0
Less:
Debt issuance costs	9.6
Retirement of debt and preferred stock of Predecessor	172.8
Cash paid to shareholders and option holders of Holding, net of cash acquired.	113.8
Other	2.9

Net increase in cash and cash equivalents	$14.0

Cash and cash equivalents decreased from the period October 4, 2003 to January 22, 2004 by $20.9

CPI HOLDCO, INC.
and subsidiaries

million due principally to the redemption of $26.0 million in principal amount of the 12% Notes on January 5, 2004, offset in part by $7.2 million of cash generated from operating activities.

For the period September 28, 2002 to April 4, 2003, cash and cash equivalents increased by $16.5 million due principally to $17.9 million of cash generated from operating activities, offset in part by $0.9 million net cash used in investing activities for the purchase of property, plant and equipment and $0.5 million used in financing activities.

Working capital increased by $25.8 million during the first six months of fiscal year 2004 due principally to a $10.2 million increase in accounts receivable and a $34.6 million decrease in current liabilities, offset in part by a $19.8 million decrease in cash and cash equivalents. Accounts receivable balances increased during the first six months of fiscal year 2004 as a result of the increase in sales volume, while the quality of the Company’s receivables remained strong. The decrease in current liabilities can be attributed primarily to the repayment of the mortgage financing and payment of dividends payable on the senior preferred stock. The decrease in cash and cash equivalents was discussed above.

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Senior Credit Facility is guaranteed by CPI Holdco, and all of CPI’s domestic subsidiaries and is collateralized with a security agreement, which includes a security interest in certain property and fixtures. On April 2, 2004, the Company has $90.0 million outstanding under the Term Loan and availability of $32.8 million under the Revolver.

The Revolver and Term Loan borrowings that will initially bear interest at a rate equal to LIBOR plus 3.00% per annum, or the Alternate Base Rate (“ABR”) plus 2.0% per annum; the ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees, the Company will pay letter of credit participation fees and a commitment fee on the unused amount of the Revolver.

The Senior Credit Facility also contains customary covenants, including financial covenants. See Note 5 of the Notes to Consolidated Condensed Financial Statements.

In addition to the Senior Credit Facility, and in connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of 8% Notes. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (“8% Indenture”) contains restrictive provisions which limit, among other things, CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The 8% Notes are subordinate to all senior debt (as defined in the 8% Indenture), including indebtedness under the Senior Credit Facility. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

The following table summarizes the Company’s contractual obligations as of April 2, 2004 and the effect these obligations have on the Company’s liquidity and cash flows in future periods:

CPI HOLDCO, INC.
and subsidiaries

(dollars in thousands)	Due in Fiscal Years
	Remaining
	six months					2009 and
Contractual Obligations:	of 2004	2005	2006	2007	2008	Thereafter	Total
Debt obligations	$450	900	900	900	900	210,950	$215,000
Noncancellable operating leases	564	888	268	80	71	2,436	4,307

Total cash obligations	$1,014	1,788	1,168	980	971	213,386	$219,307

Standby letters of credit	$2,855	4,332	—	—	—	—	$7,187

The Company entered into foreign currency forward contracts on March 2, 2004 for an aggregate notional amount of $25.1 million, expiring on February 25, 2005, to protect against foreign exchange risks associated with probable but not firmly committed transactions. The Company’s foreign exchange forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by FASB Statement No. 133. At April 2, 2004, the fair value of the foreign currency forward was a gain of approximately $0.4 million, net of related tax benefit. The unrealized gains from these forwards are included in other comprehensive income and are shown as a component of stockholder’s equity.

Generally, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Senior Credit Facility and additional financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company may adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, and attempting to negotiate an increase to the Company’s borrowing capacity under its Senior Credit Facility, although there can be no assurances that such alternatives will be available on acceptable terms, if at all.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force No. 00-21. The adoption of SAB 104 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 until January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation No. 46 and believes it

CPI HOLDCO, INC.
and subsidiaries

will not have a material impact on the Company’s consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements that relate to future events or the Company’s future financial performance. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report that are attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the “risk factors,” and other cautionary statements included herein and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.

The information in this report is not a complete description of the Company’s business or the risks and uncertainties associated with an investment in the Company’s securities. You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following:

•	the Company’s indebtedness is substantial;

•	the Company’s debt agreements have restrictions that limit its flexibility in operating its business;

•	the Company’s ability to generate the significant amount of cash needed to service its debt and to fund capital expenditures or other liquidity needs depends on many factors beyond its control;

•	the Company has had historical losses;

•	the Company may be unable to retain and/or recruit key management and other personnel;

•	the markets in which the Company sells its products are competitive;

•	the end markets in which the Company operates are subject to technological change;

•	a significant portion of the Company’s sales is, and is expected to continue to be, from contracts with the U.S. Government;

•	the Company generates sales from contracts with foreign governments;

•	the Company’s international operations subject it to social, political and economic risks of doing business in foreign countries;

•	the Company may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad and Congress may prevent proposed sales to foreign customers.

•	the Company’s results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by it on its contracts and sales orders;

•	the Company’s business could be adversely affected by environmental regulation and legislation, liabilities relating to contamination and changes in our ability to recover under Varian Medical Systems Inc.’s obligations to indemnify the Company for certain potential environmental liabilities;

CPI HOLDCO, INC.
and subsidiaries

•	the Company has only a limited ability to protect its intellectual property rights;

•	the Company’s inability to obtain certain necessary raw materials and key components could disrupt the manufacture of its products and cause its financial condition and results of operations to suffer; and

•	the Company is controlled by affiliates of The Cypress Group L.L.C.

Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer, and actual results could differ materially from those expected.

CPI HOLDCO, INC.
and subsidiaries

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk disclosures set forth in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003, have not changed materially.

ITEM 4: CONTROLS AND PROCEDURES

Management, including the Company’s principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CPI HOLDCO, INC.
and subsidiaries

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In January 2004, CPI Holdco, Inc. (“CPI Holdco”) issued 4,251,122 shares of common stock to affiliates of The Cypress Group L.L.C for consideration of $100 million. Such securities were sold in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In March 2004, CPI Holdco issued 24,444 shares of common stock to two members of the Board of Directors of CPI Holdco for aggregate consideration of $575,000. Such securities were sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, at fair value as determined by the Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CPI Holdco submitted to its stockholders for approval by written consent an amendment to the Restated Certificate of Incorporation of CPI Acquisition Corp, to change its name to CPI Holdco, Inc. CPI Holdco received written consents approving this item from the holders of 4,251,122 shares of common stock, and such amendment was approved on March 11, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are being filed as part of this report:

Exhibit
No.	Description
10.1	The 2004 Stock Option Plan

10.2	Form of Option Agreement (Employees).

10.3	Form of Option Agreement (Directors).

31	Rule 13a-14 (a) /15d-14 (a) Certifications.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on January 28, 2004 under Item 5 to report the consummation of the merger of CPI Merger Sub Corp. with and into Communications & Power Industries Holding Corporation on January 23, 2004 pursuant to the Agreement and Plan of Merger dated as of November 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI HOLDCO, INC

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer
Date: May 14, 2004

By:	/s/ Joel Littman

Joel Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: May 14, 2004

EXHIBIT INDEX

Exhibit
No.	Description
10.1	The 2004 Stock Option Plan

10.2	Form of Option Agreement (Employees).

10.3	Form of Option Agreement (Directors).

31	Rule 13a-14 (a) /15d-14 (a) Certifications.

32	Section 1350 Certifications.