Form 10-Q
period 2004-07-02
CPI HOLDCO INC
filed 2004-08-13
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004
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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: 4,275,566 shares of Common Stock, $.01 par value, at August 2, 2004.

CPI HOLDCO, INC.
and subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements that relate to future events or the future financial performance of CPI Holdco, Inc. (collectively, with its subsidiaries, the “Company”). In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report that are attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the “risk factors,” and other cautionary statements included herein and in the other filings with the Securities and Exchange Commission (“SEC”) made by the Company and its predecessor, Communications & Power Industries Holding Corporation. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.

The information in this report is not a complete description of the Company’s business or the risks and uncertainties associated with an investment in the Company’s securities. You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following:

•	the Company’s indebtedness is substantial;

•	the Company’s debt agreements have restrictions that limit its flexibility in operating its business;

•	the Company’s ability to generate the significant amount of cash needed to service its debt and to fund capital expenditures or other liquidity needs depends on many factors beyond its control;

•	the Company has had historical losses;

•	the Company may be unable to retain and/or recruit key management and other personnel;

•	the markets in which the Company sells its products are competitive;

•	the end markets in which the Company operates are subject to technological change;

•	a significant portion of the Company’s sales is, and is expected to continue to be, from contracts with the U.S. Government;

•	the Company generates sales from contracts with foreign governments;

•	the Company’s international operations subject it to social, political and economic risks of doing business in foreign countries;

•	the Company may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad and Congress may prevent proposed sales to foreign customers;

•	the Company’s results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by it on its contracts and sales orders;

•	the Company’s business could be adversely affected by environmental regulation and legislation, liabilities relating to contamination and changes in our ability to recover under Varian Medical Systems Inc.’s obligations to indemnify the Company for certain potential environmental liabilities;

•	the Company has only a limited ability to protect its intellectual property rights;

•	the Company’s inability to obtain certain necessary raw materials and key components could disrupt the manufacture of its products and cause its financial condition and results of operations to suffer; and

•	the Company is controlled by affiliates of The Cypress Group L.L.C.

Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer, and actual results could differ materially from those expected.

CPI HOLDCO, INC.
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Cash Flows	7
Notes to Condensed Consolidated Financial Statements	8
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4: CONTROLS AND PROCEDURES	37
PART II: OTHER INFORMATION	38
SIGNATURES	39
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31
EXHIBIT 32

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands-unaudited)

	July 2,	October 3,
	2004	2003
	(Successor)	(Predecessor)
ASSETS
Current Assets
Cash and cash equivalents	$30,219	$33,751
Accounts receivable, net	39,376	33,128
Inventories	36,114	37,358
Deferred tax assets	15,247	—
Other current assets	3,080	2,210

Total current assets	124,036	106,447
Property, plant and equipment, net	69,335	32,551
Debt issue costs, net	9,188	2,285
Intangibles, net	84,821	21,536
Goodwill	140,418	19,149

Total assets	$427,798	$181,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current portion of term loan	$900	$—
Mortgage financing	—	17,500
Accounts payable	15,803	15,624
Accrued expenses	23,816	21,445
Product warranty	6,014	5,401
Income taxes payable	6,154	3,584
Accrued dividends payable	—	15,449
Advance payments from customers	10,195	10,203

Total current liabilities	62,882	89,206
Deferred income taxes	44,110	—
Senior term loan	88,875	—
Senior subordinated notes	125,000	100,000

Total liabilities	320,867	189,206

Senior Redeemable Preferred Stock of CPI	—	28,907

Junior Preferred Stock of CPI	—	29,300

Commitments and contingencies
Stockholders’ Equity (Deficit)
Common stock	43	50
Additional paid-in capital	102,237	21,519
Deferred compensation	—	(1,289)
Retained earnings (deficit)	4,638	(84,469)
Stockholder loans	—	(1,256)
Other comprehensive income	13	—

Net stockholders’ equity (deficit)	106,931	(65,445)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$427,798	$181,968

See accompanying notes to the condensed consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands — unaudited)

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period Ended	Period Ended
	July 2, 2004	July 4, 2003
	(Successor)	(Predecessor)
Sales	$72,345	$70,721
Cost of sales	50,392	47,273

Gross profit	21,953	23,448

Operating costs and expenses:
Research and development	1,869	1,695
Selling and marketing	3,856	3,963
General and administrative	5,011	4,549
Amortization of acquisition-related intangible assets	4,682	—
Acquired in-process research and development	(9,000)	—

Total operating costs and expenses	6,418	10,207

Operating income	15,535	13,241
Interest expense	3,822	3,591

Income before taxes	11,713	9,650
Income tax expense	242	1,393

Net income	11,471	8,257
Preferred dividends:
Senior redeemable preferred stock	—	1,502
Junior preferred stock	—	979

Net income attributable to common stock	$11,471	$5,776

Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedges	(352)	—

Comprehensive income	$11,119	$5,776

See accompanying notes to the condensed consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands — unaudited)

	Fiscal Year
	2004		2003
	January 23, 2004	October 4,	40-Week
	to	to	Period Ended
	July 2, 2004	January 22, 2004	July 4, 2003
	(Successor)	(Predecessor)	Predecessor)
Sales	$137,986	$79,919	$200,244
Cost of sales	96,419	56,189	139,422

Gross profit	41,567	23,730	60,822

Operating costs and expenses:
Research and development	3,333	2,200	4,714
Selling and marketing	6,994	4,352	11,732
General and administrative	8,523	6,033	13,245
Merger expenses	—	6,374	—
Amortization of acquisition related intangible assets	8,078	—	—
Acquired in-process research and development	2,500	—	—

Total operating costs and expenses	29,428	18,959	29,691

Operating income	12,139	4,771	31,131
Interest expense	6,772	8,902	10,837

Income (loss) before taxes	5,367	(4,131)	20,294
Income tax expense	729	439	6,282

Net income (loss)	4,638	(4,570)	14,012
Preferred dividends:
Senior redeemable preferred stock	—	3,861	4,356
Junior preferred stock	—	2,382	2,838

Net income (loss) attributable to common stock	$4,638	$(10,813)	$6,818

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	13	—	—

Comprehensive income (loss)	$4,651	$(10,813)	$6,818

See accompanying notes to the condensed consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

(in thousands — unaudited)

	Fiscal Year
	2004		2003
	January 23,	October 4, 2003	40-Week
	to	to	period ended
	July 2, 2004	January 22, 2004	July 4, 2003
	(Successor)	(Predecessor)	(Predecessor)
OPERATING ACTIVITIES
Net cash provided by operating activities	$11,464	$7,166	$27,678

INVESTING ACTIVITIES
Purchase of Predecessor net assets, net of cash acquired	(113,760)	—	—
Proceeds from the sale of SSPD division	—	—	136
Purchase of property, plant and equipment, net	(1,222)	(459)	(1,325)

Net cash used in investing activities	(114,982)	(459)	(1,189)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	(74,000)	(26,000)	—
Senior redeemable preferred stock	(29,735)	—	—
Junior preferred stock	(32,336)	—	—
Dividends on senior preferred stock	(19,310)	—	—
Mortgage financing	(17,500)	—	—
Proceeds from/(payments for) the issuance of debt:
Senior subordinated notes	125,000	—	—
Senior term loan	90,000	—	—
Debt issue costs	(9,648)	—	—
Proceeds from the repayment of Predecessor management loans	1,266	—	—
Net proceeds from the issuance of common stock	98,075	—	110
Repayments on senior term loan	(225)	—	—
Repayments on capital leases	—	—	(45)
Repayment of mortgage financing	—	—	(250)
Payment of debt issue refinancing costs	—	—	(339)
Net repayment from bank overdraft	2,150	(1,639)	(242)

Net cash provided by (used in) financing activities	133,737	(27,639)	(766)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,219	(20,932)	25,723
Cash and cash equivalents at beginning of period	—	33,751	2,724

Cash and cash equivalents at end of period	$30,219	$12,819	$28,447

See accompanying notes to the condensed consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

For periods ending prior to January 23, 2004, the accompanying condensed consolidated financial statements represent the consolidated results and financial position of Communications & Power Industries Holding Corporation (“Holding” or the “Predecessor”). On January 23, 2004, the Predecessor merged (the “Merger”) with CPI Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), a Delaware corporation formerly known as CPI Acquisition Corp., controlled by affiliates of The Cypress Group L.L.C. (“Cypress”) as more fully described in Note 2. As a result of the Merger, the Predecessor became a wholly owned subsidiary of CPI Holdco. The financial statements for periods subsequent to January 22, 2004 represent the condensed consolidated financial statements of CPI Holdco after giving effect to the Merger. References to the “Company” refer to the Predecessor prior to the Merger and the Successor post-Merger.

CPI Holdco’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2004 will be comprised of the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. Both the third quarter of fiscal year 2004 and the third quarter of fiscal year 2003 were comprised of 13 weeks.

Management believes that these unaudited interim condensed consolidated financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2004. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 3, 2003.

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

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. All stock options issued by Successor were issued at the current market price of the underlying stock. During fiscal year 2003, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation cost associated with the 2003 stock options was amortized as a charge against income under the caption “General and administrative” in the Condensed Consolidated Statement of Operations on a straight-line basis over the four year vesting period until they became fully vested at the time of the Merger.

If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below (in thousands):

CPI HOLDCO, INC.
and subsidiaries

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
	(Successor)	(Predecessor)
Net income as reported	$11,471	$8,257
Add:
Stock-based compensation included in net income determined under intrinsic value method, net of tax	—	94
Deduct:
Stock-based compensation determined under fair value based method, net of tax	172	203

Pro forma net income	$11,299	$8,148

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	40-Week
	to	to	Period ended
	July 2, 2004	January 22, 2004	July 4, 2003
	(Successor)	(Predecessor)	(Predecessor)
Net income (loss) as reported	$4,638	$(4,570)	$14,012
Add:
Stock-based compensation included in net income determined under intrinsic value method, net of tax	—	1,289	915
Deduct:
Stock-based compensation determined under fair value based method, net of tax	215	227	331

Pro forma net income (loss)	$4,423	$(3,508)	$14,596

For purposes of computing stock based compensation determined under the fair value based method, the following assumptions were used:

	(Successor)	(Predecessor)
Expected life in years	7	5
Risk-free interest rate	3.67%	3.38%
Expected stock price volatility	0%	0%
Expected dividend yield	0%	0%

2. Mergers

Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, Merger Sub, merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative

CPI HOLDCO, INC.
and subsidiaries

of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $130.3 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 168,998 shares of common stock of CPI Holdco. In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of the remaining $74.0 million outstanding aggregate principal amount of its 12% Senior Subordinated Notes (“12% Notes”) and redeemed the 12% Notes in full each pursuant to the terms of the Indenture governing the 12% Notes (the “12% Indenture”). In addition, CPI terminated its credit facility, and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock.

The Merger transaction described above was accounted for using the purchase method of accounting as required by the Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at fair value and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities is based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The financial statements for the quarter ended April 2, 2004 presented a preliminary purchase price allocation because the independent appraisal of certain identifiable intangibles had not yet been completed. The final allocation of purchase price was completed during the quarter ended July 2, 2004. The following table summarizes the fair values of the assets acquired and liabilities assumed at January 23, 2004 (in thousands):

	Preliminary
	Purchase Price	Final Purchase
	Allocation	Price Allocation
Cash	$12,819	$12,819
Accounts receivable	29,587	29,587
Inventories	43,608	43,608
Other current assets	3,241	3,241
Property, plant and equipment	70,145	70,079
Identifiable intangible assets	30,733	93,183
Acquired in-process research and development	11,500	2,500
Goodwill	165,507	140,418
Debt and preferred stock	(172,881)	(172,881)
Deferred tax liabilities, net	(5,959)	(34,254)
Other liabilities	(57,979)	(57,979)

Total	$130,321	$130,321

Below is a discussion of the significant changes between the preliminary and final purchase price allocation:

•	Intangible identifiable assets increased by $62.5 million — The increase in intangibles consists of $58.5 million for technology and $4.4 million for a trade name, partially offset by a $0.4 million reduction in customer backlog valuation.

•	Acquired in-process research and development decreased by $9.0 million — The decrease in acquired in-process research and development was due to the finalization of estimated useful lives for in-process

CPI HOLDCO, INC.
and subsidiaries

research and development technology from the second quarters’ preliminary purchase price allocation to the third quarters’ final purchase price allocation.

•	Deferred tax liabilities, net of deferred tax assets increased by $28.3 million – The increase in deferred tax liabilities, net of deferred tax assets is primarily due to the tax effect of the increase in intangible assets. Deferred taxes are provided to reflect the difference between the assigned fair value and the tax bases of the assets and liabilities acquired.

•	Goodwill decreased by $25.1 million – The decrease in goodwill represents the net change in fair value of intangibles, acquired in-process research and development and deferred tax liabilities, net of deferred tax assets.

The $2.5 million of acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility on January 23, 2004 and had no alternative future use. Accordingly, this amount was written off at the Merger date. For the third quarter ended July 2, 2004, the final purchase price allocation reduced acquired in-process research and development by $9.0 million. For second quarter ended April 2, 2004, the preliminary purchase price allocation assigned $11.5 million to acquired in-process research and development. The value assigned to acquired in-process research and development is related to technology application projects involving development of VEDs for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications.

The following unaudited pro forma summary presents information as if the Merger had taken place at the beginning of each period presented. The pro forma amounts include certain adjustments, including depreciation based on the allocated purchase price of property and equipment, amortization of finite lived intangible assets acquired, interest expense and taxes. One-time charges for the inventory write-up, merger expenses, acquired in-process research and development and backlog amortization, net of applicable taxes, are excluded from the pro forma net income amounts (in thousands):

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
Sales	$72,345	$70,721
Pro forma net income	$5,564	$7,650

	Fiscal Year
	2004	2003
	39-Week	40-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
Sales	$217,905	$200,244
Pro forma net income	$17,011	$13,733

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

CPI HOLDCO, INC.
and subsidiaries

3. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows (in thousands):

	July 2,	October 3,
	2004	2003
Raw materials and parts	$24,391	$26,330
Work in process	8,945	8,786
Finished goods	2,778	2,242

Total	$36,114	$37,358

4. Accrued Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
	(Successor)	(Predecessor)
Beginning accrued warranty	$5,889	$5,073
Cost of warranty claims	(1,421)	(1,235)
Accruals for product warranty	1,546	1,230

Ending accrued warranty	$6,014	$5,068

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	40-Week
	to	to	Period ended
	July 2, 2004	January 22, 2004	July 4, 2003
	(Successor)	(Predecessor)	(Predecessor)
Beginning accrued warranty	$5,839	$5,401	$4,823
Cost of warranty claims	(2,247)	(1,241)	(3,963)
Accruals for product warranty	2,422	1,679	4,208

Ending accrued warranty	$6,014	$5,839	$5,068

5. Senior Credit Facility

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Senior Credit Facility”). This Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for

CPI HOLDCO, INC.
and subsidiaries

five years with the remainder due in equal quarterly installments thereafter. The Senior Credit Facility also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and collateralized with a security agreement, which includes a security interest in certain property and fixtures.

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

The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of CPI Holdco, CPI and certain of its subsidiaries to sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; change their business or ownership; amend agreements or make prepayments relating to subordinated indebtedness; amend or waive provisions of charter documents, agreements with respect to capital stock or any other document related to the Merger Agreement or related transaction documents in a manner that is materially adverse to the lenders; and change their fiscal year. These covenants are subject to certain exceptions.

In addition, the Senior Credit Facility requires CPI and its subsidiaries to maintain the following financial covenants: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation. At July 2, 2004, CPI is in compliance with all Senior Credit Facility covenants.

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

CPI HOLDCO, INC.
and subsidiaries

transactions and probable but not firmly committed transactions. The Company may also enter into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries.

To protect against foreign exchange risks associated with probable but not firmly committed transactions, the Company entered into forward contracts to purchase Canadian dollars for an aggregate notional amount of $44.5 million; the contracts expire on March 10, 2006. As of July 2, 2004, the outstanding commitment on forward contracts was $35.8 million. The Company’s foreign exchange forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB Statement No. 133. At July 2, 2004, the fair value of the foreign currency forward was a gain of approximately $0.1 million, net of related tax expense. The unrealized gains from these forwards are included in other comprehensive income and are shown as a component of stockholder’s equity.

8. Change in Accounting Estimate

As a result of an appraisal performed by an independent third party in connection with the Merger purchase price allocation, the Company revised the useful lives of its property, plant and equipment to reflect the current economic useful life of its assets during the second quarter ended April 2, 2004. The change in useful lives resulted in a decrease in depreciation expense for the 13-week and 39-week periods ended July 2, 2004 of approximately $0.4 million and $0.8 million, respectively. The following table summarizes the historical and revised useful lives for the main components of property, plant and equipment:

	Revised Useful Life	Historical Useful
Asset Category	(Years)	Life (Years)
Buildings	25	20
Land improvements	20	15
Process equipment	12	7
Machinery and equipment	7 to 15	5 to 7
Office furniture and equipment	5 to 10	5

9. Supplemental Cash Flow Information

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	40-Week
	to	to	Period ended
	July 2, 2004	January 22, 2004	July 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Cash payments
Interest payments	$6,699	$1,637	$7,080
Income tax payments	$1,234	$2,376	$5,078
Non-cash financing
Unpaid cash dividends on senior preferred stock	$—	$3,861	$4,356

10. Segments and Related Information

CPI HOLDCO, INC.
and subsidiaries

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Management evaluates performance and allocates resources based on earnings before provision for income taxes, interest expense, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment product transfers are recorded at cost. Included in the “Other” category of EBITDA are unallocated corporate operating expenses, merger expenses, and acquired in-process research and development.

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
(In thousands)	(Successor)	(Predecessor)
Revenues from external customers
VED’s	62,780	$56,766
Satcom Equipment	9,565	13,955

Total	$72,345	$70,721

Intersegment product transfers
VED’s	$4,161	$5,400
Satcom Equipment	2	—

Total	$4,163	$5,400

EBITDA
VED’s	$16,350	$15,644
Satcom Equipment	262	1,439
Other	4,776	(2,268)

Total	$21,388	$14,815

In addition to unallocated corporate operating expenses, the “Other” category of EBITDA for the 13-Week period ended July 2, 2004 also includes a $7.7 million credit that increases EBITDA for purchase accounting related to the $9.0 million adjustment for acquired in-process research and development, somewhat offset by a $1.3 million inventory valuation charge.

CPI HOLDCO, INC.
and subsidiaries

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	40-Week
	to	to	Period ended
	July 2, 2004	January 22, 2004	July 4, 2004
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
Revenues from external customers
VED’s	$118,878	$69,048	$164,854
Satcom Equipment	19,108	10,871	35,390

Total	$137,986	$79,919	$200,244

Intersegment product transfers
VED’s	$7,749	$4,070	$11,912
Satcom Equipment	20	—	—

Total	$7,769	$4,070	$11,912

EBITDA
VED’s	$34,201	$15,889	$38,819
Satcom Equipment	1,220	(229)	3,823
Other	$(13,011)	$(9,111)	$(6,620)

Total	22,410	6,549	36,022

In addition to unallocated corporate operating expenses, the “Other” category of EBITDA for the period January 23, 2004 to July 2, 2004 also includes purchase accounting adjustments of $5.5 million related to the inventory write-up and $2.5 million for acquired in-process research and development.

In addition to unallocated corporate operating expenses, the “Other” category of EBITDA for the period October 4, 2003 to January 22, 2004 also includes $6.4 million of merger expenses.

EBITDA represents earnings before interest expense, provision for income taxes, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. A reconciliation of EBITDA from reportable segments to income (loss) before taxes is as follows:

CPI HOLDCO, INC.
and subsidiaries

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
(In thousands)	(Successor)	(Predecessor)
EBITDA	$21,388	$14,815
Less:
Depreciation and amortization	5,853	1,574
Interest expense	3,822	3,591

Income before taxes	$11,713	$9,650

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	40-Week
	to	to	Period ended
	July 2, 2004	January 22, 2004	July 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
EBITDA	$22,410	$6,549	$36,022
Less:
Depreciation and amortization	10,271	1,778	4,891
Interest expense	6,772	8,902	10,837

Income (loss) before taxes	$5,367	$(4,131)	$20,294

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	Fiscal Year
	2004	2003
	13-Week	13-Week
	Period ended	Period ended
	July 2, 2004	July 4, 2003
(In thousands)	(Successor)	(Predecessor)
United States	$50,617	$48,132
All foreign countries	21,728	22,589
Total sales	$72,345	$70,721

	Fiscal Year
	2004		2003
	January 23, 2004	October 4, 2003	40-Week
	to	to	Period ended
	July 2, 2004	January 22, 2004	July 4, 2003
(In thousands)	(Successor)	(Predecessor)	(Predecessor)
United States	$98,017	$52,417	$134,384
All foreign countries	39,969	27,502	65,860

Total sales	$137,986	$79,919	$200,244

The Company had one customer, the United States Government, that accounted for 10% or more of consolidated sales. Sales to this customer were $17.0 million and $14.6 million, of the Company’s consolidated sales for the 13-week periods ended July 2, 2004 and July 4, 2003, respectively. Sales to this customer were $30.8 million, $17.0 million, and $40.3 million, of the Company’s consolidated sales for the period January 23, 2004 to July 2, 2004, October 4, 2003 to January 22, 2004 and the 40-week period ended July 4, 2003, respectively. A substantial majority

CPI HOLDCO, INC.
and subsidiaries

of these sales were VED segment products, but this customer also purchased satcom equipment products.

11. Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 until January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation No. 46 and believes it will not have a material impact on the Company’s consolidated financial statements.

12. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes goodwill by reportable segment (in thousands):

VED’s	$128,476
Satcom Equipment	11,942

Total	$140,418

Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

CPI HOLDCO, INC.
and subsidiaries

	Useful Life
	(Years)	July 2, 2004
Technology	15 to 50	$58,500
Customer backlog	1	17,450
Land lease	46	11,810
Trade name	indefinite	4,400
Other	3	1,023

		93,183
Less accumulated amortization		8,362

Net identifiable intangible assets		$84,821

Intangible amortization expense was $8.4 million, $0.2 million, and $0.7 million for the period January 23, 2004 to July 2, 2004, October 4, 2003 to January 22, 2004 and the 40-week period ended July 4, 2003, respectively. In the condensed consolidated statement of operations and comprehensive income, for the period January 23, 2004 to July 2, 2004, intangible amortization expense of $8.1 million, $0.1 million and $0.2 million was reported under the caption “Amortization of acquisition-related intangible assets”, “General and administrative” and “Cost of sales”, respectively. Amortization expense for these intangible assets for the next five fiscal years is projected to be approximately $8.4 million in fiscal year 2005, $2.6 million in fiscal year 2006 and $2.2 million per year thereafter.

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

15. Income Taxes

In connection with the Merger, the Company recorded a deferred tax liability to reflect differences between the assigned values and the tax bases of assets and liabilities recognized. Except for the portion of goodwill for which amortization is not deductible for tax purposes, and certain other items, the Company recorded deferred income tax liabilities of $46.4 million to reflect the differences between the assigned values and the tax bases of assets and liabilities acquired. A previously established deferred tax asset valuation allowance of $12.2 million was also adjusted as a reduction to the amount of goodwill acquired.

CPI HOLDCO, INC.
and subsidiaries

The Internal Revenue Code restricts the ability of a corporation to utilize the net operating loss and tax credit carryforwards in the event of a change in ownership. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. Based on a preliminary analysis, the Company’s net operating loss and tax credit carryforwards will not be subject to such annual limitation.

16. Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI Holdco and all domestic subsidiaries. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 8.0% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating condensed financial statements of; (a) the parent, CPI Holdco or Holding, (b) the issuer, CPI, (c) the guarantor subsidiaries, domestic subsidiaries (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total. The Predecessor “parent” is Holding while the Successor “parent” is CPI Holdco. The accompanying consolidating condensed financial statements should be read in connection with the consolidated financial statements of CPI Holdco. For periods ending prior to January 23, 2004, the accompanying condensed consolidated financial statements represent the consolidated results and financial position of Holding.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 2, 2004 (Successor)
(in thousands -unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	23,541	2,904	3,774	—	30,219
Accounts receivable, net	—	22,646	5,173	11,557	—	39,376
Inventories	—	27,865	(284)	8,533	—	36,114
Deferred tax assets	—	14,471	—	776	—	15,247
Intercompany receivable	—	31,010	—	—	(31,010)	—
Other current assets	—	2,235	255	764	(174)	3,080

Total current assets	—	121,768	8,048	25,404	(31,184)	124,036
Property, plant and equipment, net	—	61,419	18	7,898	—	69,335
Intercompany notes receivable	—	14,335	—	—	(14,335)	—
Debt issue costs, net	—	9,188	—	—	—	9,188
Intangibles, net	—	74,015	—	10,806	—	84,821
Investment in subsidiaries	134,959	22,298	—	—	(157,257)	—
Goodwill	—	105,486	—	34,932	—	140,418

Total assets	$134,959	408,509	8,066	79,040	(202,776)	427,798

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of term loan	$—	900	—	—	—	900
Accounts payable	—	11,278	237	4,288	—	15,803
Intercompany payable	28,041	—	1,651	1,327	(31,019)	—
Accrued expenses	—	19,802	517	3,488	9	23,816
Product warranty	—	3,704	—	2,310	—	6,014
Income taxes payable	—	6,202	126	—	(174)	6,154
Advance payments from customers	—	7,459	1,292	1,444	—	10,195

Total current liabilities	28,041	49,345	3,823	12,857	(31,184)	62,882
Deferred income taxes	—	37,003	—	7,107	—	44,110
Intercompany notes payable	—	—	—	14,335	(14,335)	—
Senior term loans	—	88,875	—	—	—	88,875
Senior subordinated notes	—	125,000	—	—	—	125,000

Total liabilities	28,041	300,223	3,823	34,299	(45,519)	320,867

Stockholders’ Equity
Common stock	43	—	—	—	—	43
Parent investment	—	103,566	3,882	43,584	(151,032)	—
Additional paid-in-capital	102,237	—	—	—	—	102,237
Retained earnings	4,638	4,638	361	1,226	(6,225)	4,638
Other comprehensive income (loss)	—	82	—	(69)	—	13

Net stockholders’ equity	106,918	108,286	4,243	44,741	(157,257)	106,931

Total liabilities, preferred stock and stockholders’ equity	$134,959	408,509	8,066	79,040	(202,776)	427,798

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2003 (Predecessor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	30,561	1,718	1,472	—	33,751
Accounts receivable, net	—	17,753	4,502	10,873	—	33,128
Inventories	—	29,539	261	7,558	—	37,358
Intercompany receivable	1,177	1,068	—	—	(2,245)	—
Other current assets	—	1,317	221	672	—	2,210

Total current assets	1,177	80,238	6,702	20,575	(2,245)	106,447
Property, plant and equipment	19,818	16,588	13	3,683	(7,551)	32,551
Intercompany notes receivable	—	20,085	—	—	(20,085)	—
Debt issue costs, net	22	2,229	—	34	—	2,285
Intangibles, net	—	21,536	—	—	—	21,536
Investment in subsidiaries	(60,660)	3,434	—	—	57,226	—
Goodwill	—	15,541	—	27,316	(23,708)	19,149

Total assets	$(39,643)	159,651	6,715	51,608	3,637	181,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Mortgage financing	$17,500	—	—	—	—	17,500
Accounts payable	—	10,844	215	4,565	—	15,624
Intercompany payable	—	—	1,281	719	(2,000)	—
Accrued expenses	7	18,704	712	2,434	(412)	21,445
Product warranty	—	3,225	—	2,176	—	5,401
Income taxes payable	—	2,730	16	1,092	(254)	3,584
Accrued dividends payable	—	15,449	—	—	—	15,449
Advance payments from customers	—	7,118	1,008	2,077	—	10,203

Total current liabilities	17,507	58,070	3,232	13,063	(2,666)	89,206
Deferred income	—	6,887	—	—	(6,887)	—
Intercompany notes payable	5,750	—	—	14,335	(20,085)	—
Senior subordinated notes	—	100,000	—	—	—	100,000

Total liabilities	23,257	164,957	3,232	27,398	(29,638)	189,206

Senior Redeemable Preferred Stock of CPI	—	28,907	—	—	—	28,907

Junior Preferred Stock of CPI	—	29,300	—	—	—	29,300

Stockholders’ (Deficit) Equity
Common stock	50	—	—	—	—	50
Parent investment	—	21,458	1,161	19,549	(42,168)	—
Additional paid-in capital	21,519	—	—	—	—	21,519
Deferred compensation	—	(1,289)	—	—	—	(1,289)
Retained (deficit) earnings	(84,469)	(82,426)	2,322	4,661	75,443	(84,469)
Stockholder loans	—	(1,256)	—	—	—	(1,256)

Net stockholders’ (deficit) equity	(62,900)	(63,513)	3,483	24,210	33,275	(65,445)

Total liabilities, preferred stock and stockholders’ (deficit) equity	$(39,643)	159,651	6,715	51,608	3,637	181,968

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the 13-Week Period Ended July 2, 2004 (Successor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	56,223	8,901	24,935	(17,714)	72,345
Cost of sales	—	40,235	7,870	20,001	(17,714)	50,392

Gross profit	—	15,988	1,031	4,934	—	21,953

Operating costs and expenses:
Research and development	—	555	—	1,314	—	1,869
Selling and marketing	—	1,813	534	1,509	—	3,856
General and administrative	—	3,964	80	967	—	5,011
Amortization of acquisition -related intangible assets	—	3,988	—	694	—	4,682
Acquired in-process R&D	—	(4,485)	—	(4,515)	—	(9,000)

Total operating costs and expenses	—	5,835	614	(31)	—	6,418

Operating income	—	10,153	417	4,965	—	15,535
Interest expense (income), net	—	3,387	(3)	438	—	3,822

Income before income tax expense (benefit) and equity in income of subsidiaries	—	6,766	420	4,527	—	11,713
Income tax expense (benefit)	—	583	4	(345)	—	242
Equity in income of subsidiaries	11,471	5,288	—	—	(16,759)	—

Net income	$11,471	11,471	416	4,872	(16,759)	11,471

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the 13-Week Period Ended July 4, 2003 (Predecessor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	51,251	7,346	26,805	(14,681)	70,721
Cost of sales	—	35,599	6,575	19,843	(14,744)	47,273

Gross profit	—	15,652	771	6,962	63	23,448

Operating costs and expenses:
Research and development	—	510	—	1,185	—	1,695
Selling and marketing	—	2,118	622	1,318	(95)	3,963
General and administrative	288	3,973	115	702	(529)	4,549
Intercompany income (expense)	(614)	30	(95)	—	679	—

Total operating costs and expenses	(326)	6,631	642	3,205	55	10,207

Operating income	326	9,021	129	3,757	8	13,241
Interest expense (income), net	498	3,271	(2)	(175)	(1)	3,591

(Loss) income before income tax expense and equity in income of subsidiaries	(172)	5,750	131	3,932	9	9,650
Income tax expense	141	1,226	1	25	—	1,393
Equity in income of subsidiaries	8,570	4,004	—	—	(12,574)	—

Net income	$8,257	8,528	130	3,907	(12,565)	8,257

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands — unadudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	60,721	10,673	26,470	(17,945)	79,919
Cost of sales	—	43,551	9,448	21,223	(18,033)	56,189

Gross profit	—	17,170	1,225	5,247	88	23,730

Operating costs and expenses:
Research and development	—	607	—	1,593	—	2,200
Selling and marketing	—	2,136	591	1,678	(53)	4,352
General and administrative	355	4,973	236	1,508	(1,039)	6,033
Merger expenses	5,074	1,300	—	—	—	6,374
Intercompany income	(755)	(215)	(53)	—	1,023	—

Total operating costs and expenses	4,674	8,801	774	4,779	(69)	18,959

Operating income	(4,674)	8,369	451	468	157	4,771
Interest expense (income), net	590	7,731	(3)	584	—	8,902

(Loss) income before income tax expense and equity in income of subsidiaries	(5,264)	638	454	(116)	157	(4,131)
Income tax expense	—	334	55	50	—	439
Equity in income of subsidiaries	694	321	—	—	(1,015)	—

Net (loss) income	$(4,570)	625	399	(166)	(858)	(4,570)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from January 23, 2004 to July 2, 2004 (Successor)
(in thousands — unaudited)

				Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$		105,192	15,579	47,163	(29,948)	137,986
Cost of sales		—	76,109	13,815	36,443	(29,948)	96,419

Gross profit		—	29,083	1,764	10,720	—	41,567

Operating costs and expenses:
Research and development		—	933	—	2,400	—	3,333
Selling and marketing		—	3,304	1,000	2,690	—	6,994
General and administrative		—	6,099	396	2,028	—	8,523
Amortization of acquisition-related intangible assets		—	7,084	—	994	—	8,078
Acquired in-process R&D		—	1,415	—	1,085	—	2,500

Total operating costs and expenses		—	18,835	1,396	9,197	—	29,428

Operating income		—	10,248	368	1,523	—	12,139
Interest expense (income), net		—	6,003	(4)	773	—	6,772

Income before income tax expense (benefit) and equity in income of subsidiaries		—	4,245	372	750	—	5,367
Income tax expense (benefit)		—	1,194	11	(476)	—	729
Equity in income of subsidiaries		4,638	1,587	—	—	(6,225)	—

Net income		$4,638	4,638	361	1,226	(6,225)	4,638

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the 40-Week Period Ended July 4, 2003 (Predecessor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	149,072	25,260	71,602	(45,690)	200,244
Cost of sales	—	110,497	22,363	52,414	(45,852)	139,422

Gross profit	—	38,575	2,897	19,188	162	60,822

Operating costs and expenses:
Research and development	—	1,392	—	3,322	—	4,714
Selling and marketing	—	5,799	1,829	4,322	(218)	11,732
General and administrative	863	9,776	445	3,091	(930)	13,245
Intercompany income (expense)	(1,838)	110	(218)	—	1,946	—

Total operating costs and expenses	(975)	17,077	2,056	10,735	798	29,691

Operating income	975	21,498	841	8,453	(636)	31,131
Interest expense (income), net	1,546	7,743	(6)	1,555	(1)	10,837

(Loss) income before income tax expense and equity in income of subsidiaries	(571)	13,755	847	6,898	(635)	20,294
Income tax expense	9	6,169	25	79	—	6,282
Equity in income of subsidiaries	14,592	6,889	—	—	(21,481)	—

Net income	$14,012	14,475	822	6,819	(22,116)	14,012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to July 2, 2004 (Successor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15,685	(11,019)	2,917	3,881	—	11,464

INVESTING ACTIVITIES
Purchase of Predecessor net assets, net of cash acquired	(113,760)	—	—	—	—	(113,760)
Purchase of property, plant and equipment, net	—	(1,102)	(13)	(107)	—	(1,222)

Net cash used in investing activities	(113,760)	(1,102)	(13)	(107)	—	(114,982)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	—	—	—	(74,000)
Senior redeemable preferred stock	—	(29,735)	—	—	—	(29,735)
Junior preferred stock	—	(32,336)	—	—	—	(32,336)
Dividends on senior preferred stock	—	(19,310)	—	—	—	(19,310)
Mortgage financing	—	(17,500)	—	—	—	(17,500)
Proceeds from/(payments for) the issuance of debt:		—
Senior subordinated notes	—	125,000	—	—	—	125,000
Senior term loan	—	90,000	—	—	—	90,000
Debt issue costs	—	(9,648)	—	—	—	(9,648)
Proceeds from the repayment of Predecessor management loans	—	1,266	—	—	—	1,266
Net proceeds from the issuance of common stock	98,075	—	—	—	—	98,075
Repayment of senior term loan	—	(225)	—	—	—	(225)
Net repayment of bank overdraft	—	2,150	—	—	—	2,150

Net cash provided by financing activities	98,075	35,662	—	—	—	133,737

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	23,541	2,904	3,774	—	30,219
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	23,541	2,904	3,774	—	30,219

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	7,105	206	(145)	—	7,166

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	—	(416)	(2)	(41)	—	(459)

FINANCING ACTIVITIES
Retirement of senior subordinated notes	—	(26,000)	—	—	—	(26,000)
Net repayment of bank overdraft	—	(1,639)	—	—	—	(1,639)

Net cash used in financing activities	—	(27,639)	—	—	—	(27,639)

NET I (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,950)	204	(186)	—	(20,932)
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751

Cash and cash equivalents at end of period	$—	9,611	1,922	1,286	—	12,819

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 40-Week Period Ended July 4, 2003 (Predecessor)
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by operating activities	$2,480	23,210	429	15,995	(14,436)	27,678

INVESTING ACTIVITIES
Proceeds from sale of SSPD division	—	136	—	—	—	136
Purchase of property, plant and equipment, net	—	(1,139)	(1)	(185)	—	(1,325)

Net cash used in investing activities	—	(1,003)	(1)	(185)	—	(1,189)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	110	—	—	—	—	110
Repayments on capital leases	—	—	—	(45)	—	(45)
Repayment of mortgage financing	(250)	—	—	—	—	(250)
Payment of debt issue costs	(41)	(298)	—	—	—	(339)
Payment of intercompany note	—	—	—	(14,436)	14,436	—
Net repayment of bank overdraft	—	(242)	—	—	—	(242)

Net cash used in financing activities	(181)	(540)	—	(14,481)	14,436	(766)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,299	21,667	428	1,329	—	25,723
Cash and cash equivalents at beginning of period	—	1,077	698	949	—	2,724

Cash and cash equivalents at end of period	$2,299	22,744	1,126	2,278	—	28,447

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

The Company is a leading designer, manufacturer and global marketer of vacuum electron devices (“VEDs”), satellite communications amplifiers, medical x-ray generators and other related products for critical defense and commercial applications. The Company’s defense applications include radar, electronic warfare and communications end markets and its commercial applications include communications, medical, industrial and scientific end markets. Communications applications consist of applications for military and commercial satellite communications uses and broadcast uses. The Company defines and discusses its recorded orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating divisions that are differentiated based on products operating in two segments. Four of these operating divisions comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment. Segment data is included in Note 10 of the Notes to Condensed consolidated financial statements.

Merger

On January 23, 2004, a wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), CPI Merger Sub Corp., a Delaware corporation (“Merger Sub”), merged with and into Holding (“Merger”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $130.3 million. In connection with the merger, CPI Holdco received an equity contribution of $100.0 million from affiliates of The Cypress Group, L.L.C. (“Cypress”) in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received options to purchase 168,998 shares of common stock of CPI Holdco. In connection with the Merger, Holding and Communications & Power Industries, Inc. (“CPI”) refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of its 12% Senior Subordinated Notes (“12% Notes”) and elected to redeem in full the remaining $74.0 million outstanding aggregate principal amount of the 12% Notes pursuant to the terms of the Indenture governing the 12% Notes. In addition, CPI terminated its credit facility and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Although the Merger, which essentially resulted in the recapitalization of the Company, triggered a change in the basis of many of the Company’s assets and liabilities, the underlying operations of the Company were not impacted by the Merger.

CPI HOLDCO, INC.
and subsidiaries

Orders

Incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

Orders recorded during the third quarter of fiscal year 2004 were $69.2 million, a decrease of $1.7 million, or 2.4%, from $70.9 million for the third quarter of fiscal year 2003. Radar orders were $28.6 million for the third quarter of fiscal year 2004, a decrease of $1.7 million, or 5.7%, from the third quarter of fiscal year 2003. This decrease can be attributed to several orders being received during fiscal year 2003 that will likely not repeat for several years combined with fluctuations in the timing of order receipts compared to the third quarter of fiscal year 2003. Current quarter orders figures in the Company’s remaining markets were essentially consistent with those in the third quarter of fiscal year 2003.

Orders recorded in the nine-month period ended July 2, 2004 were $219.9 million, a decrease of $16.2 million from $236.1 million in the comparable period of fiscal year 2003. The decrease relates to the radar and communications markets offset by increases in the industrial and scientific markets. Orders in the radar market for the nine-month period of fiscal year 2004 declined from the nine-month period of fiscal year 2003 by $17.1 million. During fiscal year 2003, available U.S. defense funding for CPI’s types of products, combined with increased demand for our products by defense service agencies, resulted in order quantities that were above normal rates, and in certain cases covered delivery periods longer than traditional orders. Some of those orders will be shipped in fiscal year 2004 and into fiscal year 2005. Fiscal year 2004 radar orders reflect more normal levels. Orders in the communications market for the nine-month period ended July 2, 2004 are down $9.3 million from the comparable period of fiscal year 2003. A portion of the decrease is attributable to orders for direct-to-home broadcast, which although down from fiscal year 2003 continues to be a healthy business for the Company as direct-to-home broadcast service providers expand their infrastructure. The remainder of the decrease in communication orders relates to the continued moderate spending by non-broadcast communication companies. Industrial orders were $15.0 million in the first nine-months of fiscal year 2004, an increase of $5.4 million from the first nine-months of fiscal year 2003 due principally to strong demand for a new version of the Company’s power grid tetrode as well as a general recovery in the semiconductor market from a year ago. Orders in the Company’s scientific market were $9.4 million in the first nine-months of fiscal year 2004. This represents a $5.4 million, or 138.5%, increase over the comparable period of the previous fiscal year. A $3.8 million order for high frequency, high power gyrotrons received in the second quarter for fusion research was the main reason for the increased performance in this market. This was an anticipated follow-on order to an ongoing program and production for these gyrotrons will be completed over the next 36 months.

Order backlog consists of firm orders for which goods and services are yet to be provided. As of July 2, 2004, the Company had an order backlog of $176.6 million, representing approximately eight months of sales, compared to an order backlog of $181.5 million, representing approximately eight-and-a-half months of sales, as of July 4, 2003. Order backlog increased to $176.6 million as of July 2, 2004 from $172.1 million at the end of fiscal year 2003. Although orders can be and sometimes are modified or terminated, the amount of modifications and terminations has historically not been material compared to total contract volume.

San Carlos Sale Agreement

The Company has entered into an agreement to sell its land and close its facilities located in San Carlos, California. The purchase price is $23.8 million. Under the agreement, upon the satisfaction of certain conditions, including the receipt of approval of the buyer’s proposed environmental remediation plan with respect to the site from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”), the buyer would be required to pay to the Company a $12.5 million deposit on the purchase price which the Company would use to defray the costs of moving its EIMAC division from the San Carlos facility to its Palo Alto facility. The closing of the sale

CPI HOLDCO, INC.
and subsidiaries

is subject to a number of conditions, including the receipt of RWQCB approval and the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. There can be no assurance that the sale of the San Carlos property will occur.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc., and CPI dated June 9, 1995, as amended (the “Varian Agreement”), Varian has agreed to indemnify the Company for, and retained, various environmental liabilities relating to Varian’s Electron Devices Business prior to 1995, with certain exceptions and limitations (the “Varian Environmental Indemnity”). Pursuant to the Varian Agreement, the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to a waiver of certain of the development restrictions on the San Carlos property in the event that the sale closes and further agreed to certain financial contributions to be made by Varian to CPI.

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

Revenue Recognition

The estimated sales values of performance under certain contracts to commercial customers and United States Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion method, the Company relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion.

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

Inventory Valuation

Inventories are stated at the lower of average cost or market (net realizable value). The carrying value of inventory is reduced for estimated obsolescence or unmarketability based upon assumptions about future demand, market conditions, product lifecycles and product pricing. If the Company’s assumptions were to be substantially different than estimated, further adjustments could be required. While these estimates require management to make assumptions and judgments, management believes its understanding of the markets and customers the Company serves, as well as the mature nature of many of the products the Company manufactures, provides it with the ability to make reliable estimates. Management also evaluates the carrying value of inventory for lower of cost or market on

CPI HOLDCO, INC.
and subsidiaries

an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If estimated costs, based on these analyses, for fixed-price contracts, which represent virtually all of the Company’s contracts, are significantly higher than originally estimated, provisions are also required, and in such a case, the Company records a reserve that is charged to costs of goods sold.

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

Goodwill Impairment

The Company has a goodwill balance of $140.4 million as of July 2, 2004. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the Merger. See further information at Note 2 of the Notes to Condensed Consolidated Financial Statements. The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, or earlier if an event or circumstance indicates that an impairment loss has occurred. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Merger and Acquisition Accounting

The Company accounts for mergers and acquisitions under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of significant estimates and assumptions which could require adjustment in the future. The allocation of the Merger purchase price for inventory, property, plant and equipment, and certain intangibles was completed during the second quarter ended April 2, 2004. The independent appraisal of additional identifiable intangibles including in-process research and development was completed during the third quarter ended July 2, 2004.

Effect of Acquisition on Results of Operations

As a result of the Merger, the assets acquired and liabilities assumed were adjusted to reflect fair value and the excess of the purchase price over the fair value was recorded as goodwill. The revised fair values could significantly impact the Company’s results of operations subsequent to the Merger and their comparability to the results of operations of the Predecessor. The most significant purchase accounting adjustments and their effect on results of operations are discussed below:

•	Customer backlog was valued at $17.4 million. Customer backlog is being amortized over the 12 month expected product delivery schedule of the contracts in backlog at the Merger closing date with $11.6 million and $5.8 million expected to be charged to operating expense in fiscal years 2004 and 2005, respectively.

CPI HOLDCO, INC.
and subsidiaries

•	Inventory valuation was increased by $5.5 million. The inventory valuation was amortized over the 3 month period of inventory turn-over; all of which was charged against fiscal year 2004 cost of sales.

•	Property, plant and equipment valuation was increased by $38.7 million. Operating income will be charged $3.1 million per year for the next 5 years, and at a reduced rate thereafter, for additional depreciation from the increased valuation of property, plant and equipment. Property, plant and equipment are depreciated over useful lives of 5 years to 25 years.

•	Acquired in-process research and development was valued at $2.5 million and charged to operating expense in fiscal year 2004. Acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date. For the third quarter ended July 2, 2004, as more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, the final purchase price allocation reduced acquired in-process research and development by $9.0 million. For second quarter ended April 2, 2004, the preliminary purchase price allocation had an $11.5 million charge for acquired in-process research and development.

•	Technology related intangible assets were valued at $58.5 million. Operating income will be charged $1.9 million per year for the next 15 years and at a reduced rate thereafter for the amortization of technology related intangible assets. Technology related intangible assets have useful lives of 15 to 50 years.

•	Land lease intangibles were valued at $11.8 million. Operating income will be charged $0.3 million per year for the remaining 45 years of the land lease. The Predecessor had a land lease with a net book value of $20.3 million that was being amortized over 55 years at a rate of $0.5 million per year. Thus, the affect on future operating income is a reduction in amortization expense of $0.2 million per year.

•	Deferred tax liabilities were increased by $46.5 million. As the revalued assets noted above are charged to operating income, their expense is not deductible for income tax purposes. The deferred tax liability is charged against the income tax provision as the revalued assets are charged to operating income. In summary, revalued assets are being charged to net income on an after tax basis.

Results of Operations

Fiscal Year

CPI Holdco’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2004 will be comprised of the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. Both the third quarter of fiscal year 2004 and the third quarter of fiscal year 2003 were comprised of 13 weeks.

Third Quarter of Fiscal Year 2004 Compared to the Third Quarter of Fiscal Year 2003

Sales. Sales for the third quarter of fiscal year 2004 of $72.3 million were $1.6 million higher than the prior year level of $70.7 million. Radar and electronic countermeasure sales of $36.0 million for the third quarter of fiscal year 2004 were $3.5 million, or 10.6%, higher than the third quarter of fiscal year 2003 due to increased shipments of VEDs to the Department of Defense. Industrial sales of $4.5 million for the third quarter of fiscal year 2004 were $1.6 million, or 58.5%, higher than third quarter of fiscal year 2003 due to strong demand for semiconductor products, including a new version of the Company’s power grid tetrode. Communication sales of $18.6 million in the third quarter of fiscal year 2004 were $3.9 million, or 17.4%, lower primarily due to the timing of deliveries of direct-to-home broadcast products combined with continued moderate spending by non-broadcast communication companies. Sales to the company’s remaining markets for the third quarter fiscal year 2004 were consistent with those in the third quarter of fiscal year 2003.

Gross Profit. Gross profit of $22.0 million in the third quarter of fiscal year 2004, was $1.4 million lower than the prior year level of $23.4 million. The decrease in gross profit was primarily due to the $1.3 million purchase

CPI HOLDCO, INC.
and subsidiaries

accounting charge related to the write-up of inventory and the unfavorable mix of lower margin product shipments; somewhat offset by increased gross profit due to higher sales. Excluding the $1.3 million purchase accounting charge for inventory write-up, gross profit as a percentage of sales was 32.1% in the third quarter of fiscal year 2004 compared to 33.2% in the third quarter of fiscal year 2003.

Research and Development Expenses. Research and development expenses of $1.9 million for the third quarter of fiscal year 2004 were $0.2 million higher than the third quarter of fiscal year 2003 primarily due to additional development efforts on products for the radar and medical markets.

Selling and Marketing Expenses. Selling and marketing expenses of $3.9 million, or 5.3% of sales, for the third quarter of fiscal year 2004 were consistent with the $4.0 million, or 5.6% of sales, for the third quarter of fiscal year 2003.

General and Administrative Expenses. General and administrative expenses of $4.8 million, or 6.7% of sales, for the third quarter of fiscal year 2004 were $0.3 million higher than the $4.5 million, or 6.4% of sales, for the third quarter of fiscal year 2003. The increase in general and administrative expense for the third quarter of fiscal year 2004 can primarily be attributed to expenses incurred to evaluate companies as acquisition candidates.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles of $4.8 million for the third quarter of fiscal year 2004 was related to purchase accounting charges of $3.9 million for customer backlog and $0.9 million for technology amortization. Customer backlog will be fully amortized in January 2005 while technology will continue to be amortized over the next 15 to 50 years. Technology amortization expense is expected to be $0.5 million per quarter for the next five years.

Acquired In-Process Research and Development. Acquired in-process research and development expense of negative $9.0 million for the third quarter of fiscal year 2004 represents a reduction to the $11.5 million charge for the second quarter of fiscal year 2004. As more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company reported a preliminary purchase price allocation in the second quarter of fiscal year 2004 and finalized the purchase price allocation in the third quarter of fiscal year 2004. The decrease in acquired in-process research and development was due to the finalization of estimated useful lives for in-process research and development technology for the final purchase price allocation.

EBITDA. EBITDA for the third quarter of fiscal year 2004 was $21.4 million, an increase of $6.6 million compared to $14.8 million for the third quarter of fiscal year 2003. The increase in EBITDA resulted primarily from purchase accounting charges during the third quarter of fiscal year 2004 for acquired in-process research and development expense of negative $9.0 million that was partially offset by a $1.3 million charge for inventory write-up. In addition to the favorable purchase accounting charges of $7.7 million, EBITDA for the third quarter of fiscal year 2004 was unfavorable in comparison to the third quarter of fiscal year 2003 due to a fiscal year 2004 expenditure of $0.7 million for expenses incurred in evaluating companies for possible acquisition. For a reconciliation of EBITDA to Income before taxes, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense of $3.8 million, or 5.3% of sales, for the third quarter of fiscal year 2004 was essentially unchanged compared to the $3.6 million, or 5.1% of sales, for the third quarter of fiscal year 2003. The lower interest rates on outstanding debt offset the expense impact of maintaining higher debt levels in third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003.

Income Tax Expense. The Company recorded income tax expense of $0.2 million for the third quarter of fiscal year 2004 compared to income tax expense of $1.4 million for the third quarter of fiscal year 2003. The primary reason for the lower income tax expense in the third quarter of fiscal year 2004 is due to an adjustment of the second quarter tax provision related to non-deductible acquired in-process research and development. With the finalization of the purchase price allocation in the third quarter, acquired in-process research and development was decreased by $9.0 million and the income tax provision was adjusted accordingly.

CPI HOLDCO, INC.
and subsidiaries

Net Income. The Company recorded net income of $11.5 million for the third quarter of fiscal year 2004, an increase of $3.2 million compared to net income of $8.3 million for the third quarter of fiscal year 2003. Higher net income for the third quarter of fiscal year 2004 is primarily due to purchase accounting related adjustments related to the Merger, as discussed above.

First Nine Months of Fiscal Year 2004 Compared to the First Nine Months of Fiscal Year 2003

The discussion of results of operations for the nine-month period ending July 2, 2004 refers to the combined results of the Predecessor from October 4, 2003 to January 22, 2004 and the Successor from January 23, 2004 to July 2, 2004. The first nine months of fiscal year 2004 is comprised of a 39-week period while the first nine months of fiscal year 2003 is comprised of a 40-week period.

Sales. Sales for the first nine months of fiscal year 2004 of $217.9 million were $17.7 million, or 8.8%, higher than the same period in fiscal year 2003 of $200.2 million. Except for the communications market, sales for the first nine months of fiscal year 2004 increased by at least 10% in all market segments from the comparable period of fiscal year 2003. The majority of the sales increase occurred in the Company’s radar, industrial and medical markets. Radar sales of $86.2 million for the first nine months of fiscal year 2004 were $9.4 million, or 12.2%, higher than the first nine months of fiscal year 2003. The increase was primarily due to increased shipments of VEDs to the Department of Defense. Industrial sales of $14.8 million in the first nine months of fiscal year 2004 were $7.2 million, or 94.8%, higher than the $7.6 million for the first nine months of fiscal year 2003 due to strong demand for semiconductor products. Sales in the medical market of $31.7 million increased $3.5 million, or 12.4%, compared to $28.2 million for the first nine months of fiscal year 2003 as the demand for x-ray generators and VED products used in cancer treatment applications continues to be robust. Scientific sales of $7.9 million for the first nine months of fiscal year 2004 were $2.0 million, or 34.6%, higher than the comparable period of fiscal year 2003 primarily due to increased delivery of products for physics accelerator projects. Sales to the scientific market, the Company’s smallest market, are historically one-time projects and thus are subject to large fluctuations. Communications sales of $57.4 million for the first nine months of fiscal year 2004 were $6.9 million, or 10.8%, lower than the comparable period of fiscal year 2003. The decrease in communication sales for the first nine months of fiscal year 2004 can be attributed to the timing of deliveries of direct-to-home broadcast products combined with continued moderate spending by non-broadcast communication companies.

Gross Profit. Gross profit of $65.3 million for the first nine months of fiscal year 2004, was $4.5 million higher than the prior year level of $60.8 million. The increase in gross profit was primarily due to higher shipment volume and a favorable mix of product shipments with higher pricing as well as manufacturing volume efficiencies; somewhat offset by the $5.5 million purchase accounting charge related to the write-up of inventory. Excluding the $5.5 million purchase accounting charge for inventory write-up, gross profit as a percentage of sales was 32.5% for the first nine months of fiscal year 2004, compared to 30.4% for the first nine months of fiscal year 2003.

Research and Development Expenses. Research and development expenses of $5.5 million for the first nine months of fiscal year 2004 were $0.8 million higher than the first nine months of fiscal year 2003. The increase in research and development expenses for the first nine months of fiscal year 2004 is primarily attributable to additional development efforts on products for the radar and medical markets.

Selling and Marketing Expenses. Selling and marketing expenses of $11.3 million, or 5.2% of sales, for the first nine months of fiscal year 2004 were down slightly from the $11.7 million, or 5.9% of sales, for the first nine months of fiscal year 2003. The decrease in selling and marketing expenses as a percentage of sales is primarily due to the higher sales volume for the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003.

General and Administrative Expenses. General and administrative expenses of $14.4 million, or 6.6% of sales, for the first nine months of fiscal year 2004 were $1.2 million higher than the $13.2 million, or 6.6% of sales, for the first nine months of fiscal year 2003. The increase in general and administrative expense for the first nine months of

CPI HOLDCO, INC.
and subsidiaries

fiscal year 2004 can primarily be attributed to expenses incurred to evaluate companies as acquisition candidates and stock compensation expense from stock options vesting in connection with the Merger.

Merger Expenses. Merger expenses of $6.4 million for the first nine months of fiscal year 2004 were primarily fees for investment bankers, legal expenses, transaction bonuses, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles of $8.2 million for the first nine months of fiscal year 2004 was related to purchase accounting charges of $7.2 million for customer backlog and $1.0 million for technology amortization. Customer backlog will be fully amortized in January 2005 while technology will continue to be amortized over the next 15 to 50 years. Technology amortization expense is expected to be $1.9 million per year for the next five years.

Acquired In-Process Research and Development. Acquired in-process research and development expense of $2.5 million for the first nine months of fiscal year 2004, represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date.

EBITDA. EBITDA for the first nine months of fiscal year 2004 was $29.0 million, a decrease of $7.1 million compared to $36.0 million for the first nine months of fiscal year 2003. The decrease in EBITDA resulted primarily from purchase accounting charges of $8.0 million for inventory write-up and acquired in-process research and development, and merger expenses of $6.4 million. The effect of these Merger-related items was offset in part by improved gross margins for the first nine months of fiscal year 2004 compared to the nine month period of fiscal year 2003 due to higher shipment volume and a favorable mix of product shipments with higher pricing as well as manufacturing volume efficiencies. For a reconciliation of EBITDA to Income before taxes, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense of $15.7 million, or 7.2% of sales, for the first nine months of fiscal year 2004 was $4.8 million higher than the $10.8 million, or 5.4% of sales, for the first nine months of fiscal year 2003. Interest expense for the first nine months of fiscal year 2004 included expenses of $4.6 million associated with the redemption and termination of Predecessor debt. Since refinancing outstanding indebtedness at the Merger closing date, interest expense has remained consistent with prior year levels. The lower interest rates on outstanding debt offset the expense impact of maintaining higher debt levels in fiscal year 2004 compared to fiscal year 2003.

Income Tax Expense. The Company recorded income tax expense of $1.2 million for the first nine months of fiscal year 2004 compared to income tax expense of $6.3 million for the first nine months of fiscal year. The effective income tax rates were 95% and 31% for the first nine months of fiscal year 2004 and 2003, respectively. The change in income tax expense is primarily due to non-deductible acquired in-process research and development and other purchase accounting charges related to the Merger.

Net Income. The Company recorded net income of $0.1 million for the first nine months of fiscal year 2004, a decrease of $13.9 million compared to net income of $14.0 million for the first nine months of fiscal year 2003. Net income is lower for the first nine months of fiscal year 2004 primarily because of merger related expenses and purchase accounting charges, as discussed above.

Liquidity and Capital Resources

CPI generated net cash from operating activities of $18.6 million for the first nine months of fiscal year 2004, compared to $27.7 million for the first nine months of fiscal year 2003. The $9.1 million decrease in net cash from operating activities for the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003 is primarily due to increases in deferred taxes associated with the merger valuation of intangible assets, lower

CPI HOLDCO, INC.
and subsidiaries

inventory reduction and lower customer contract advance payments. Somewhat offsetting these decreases is a $4.0 million increase in cash generated from net earnings for the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003, after adjusting for non-cash purchase accounting and Successor debt retirement charges.

Investing activities used net cash of $115.4 million for the first nine months of fiscal year 2004, compared to $1.2 million for the first nine months of fiscal year 2003. Investing activities for the first nine months of fiscal year 2004 includes $113.8 million of purchase consideration to acquire CPI Holding. Investing activities to purchase property, plant and equipment are similar for the first nine months of fiscal year 2004 and 2003.

Financing activities generated net cash of $106.1 million for the first nine months of fiscal year 2004, compared to net cash used of $0.8 million for the first nine months of fiscal year 2003. Financing activities for the first nine months of fiscal year 2004 includes $313.1 million of Successor cash proceeds from the issuance of debt and equity that was used to extinguish $172.9 million of Predecessor debt. Also during the first nine months of fiscal year 2004, the Predecessor redeemed $26 million of its Senior Subordinated Notes.

Working capital increased by $43.9 million for the first nine months of fiscal year 2004 principally due to a $15.2 million increase in deferred tax assets, a $17.5 million decrease in mortgage financing and a $15.4 million decrease in accrued dividends payable. In connection with the Merger revaluation of assets and liabilities, the valuation allowance for deferred tax assets was removed, thus increasing deferred tax assets. At the Merger closing date, the mortgage was terminated and Senior Preferred Stock and dividends outstanding were redeemed.

At July 2, 2004, CPI had $30.2 million in cash and cash equivalents compared to $33.8 million at October 3, 2003. Cash balances in excess of operating requirements are invested daily in federal securities.

On July 2, 2004, CPI had $125.0 million of Senior Subordinated Notes, $89.8 million of Term Loans and availability of $35.5 million under the Revolver credit facility. Details of the debt and Merger financing are discussed below.

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Senior Credit Facility also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. The Senior Credit Facility is guaranteed by CPI Holdco, and all of CPI’s domestic subsidiaries and is collateralized with a security agreement, which includes a security interest in certain property and fixtures.

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

The Senior Credit Facility also contains customary covenants, including financial covenants. See Note 5 of Notes to Condensed Consolidated Financial Statements.

In addition to the Senior Credit Facility, and in connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of 8% Notes. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (“8% Indenture”) contains restrictive provisions

CPI HOLDCO, INC.
and subsidiaries

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

The following table summarizes future minimum principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term non-cancelable operating leases as of July 2, 2004 (in thousands):

	Due in Fiscal Years
	Remaining three
	months of fiscal					2009 and
	year 2004	2005	2006	2007	2008	Thereafter	Total
Debt obligations	$225	900	900	900	900	210,950	$214,775
Noncancellable operating leases	282	888	268	80	71	2,436	4,025

Total cash obligations	$507	1,788	1,168	980	971	213,386	$218,800

The Company entered into forward contracts to purchase Canadian dollars for an aggregate notional amount of $44.5 million; the contracts expire on March 10, 2006. As of July 2, 2004, the outstanding commitment on forward contracts was $35.8 million. The Company’s foreign exchange forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by FASB Statement No. 133. At July 2, 2004, the fair value of the foreign currency forward was a gain of approximately $0.1 million, net of related tax benefit. The unrealized gains from these forwards are included in other comprehensive income and are shown as a component of stockholders’ equity.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

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

CPI HOLDCO, INC.
and subsidiaries

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are being filed as part of this report:

Exhibit
No.	Description
10.1	Agreement of Purchase and Sale (San Carlos Property) between CPI Holdco, Inc., then known as CPI Holding Corporation, and Palo Alto Medical Foundation, dated February 7, 2003; Seventh Amendment, dated November 12, 2003: and Ninth Amendment, dated June 16, 2004

10.2	Modification Agreement to Stock Sale Agreement between CPI and Varian; dated June 18, 2004

10.3	Agreement Re Environmental Matters between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation, dated June 18, 2004

31	Rule 13a-14 (a) /15d-14 (a) Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI HOLDCO, INC
	By:	/s/ O. Joe Caldarelli
O. Joe Caldarelli
August 13, 2004		Chief Executive Officer

	By:	/s/ Joel Littman
Joel Littman
August 13, 2004		Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Agreement of Purchase and Sale (San Carlos Property) between CPI Holdco, Inc., then known as CPI Holding Corporation, and Palo Alto Medical Foundation, dated February 7, 2003; Seventh Amendment, dated November 12, 2003: and Ninth Amendment, dated June 16, 2004

10.2	Modification Agreement to Stock Sale Agreement between CPI and Varian; dated June 18, 2004

10.3	Agreement Re Environmental Matters between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation, dated June 18, 2004

31	Rule 13a-14 (a) /15d-14 (a) Certifications

32	Section 1350 Certifications

None.