Form 10-K
period 2004-10-01
CPI HOLDCO INC
filed 2004-12-30
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

No voting stock of CPI Holdco, Inc. is held by non-affiliates of CPI Holdco, Inc.

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: CPI Holdco, Inc.: 4,275,566 shares of Common Stock, $.01 par value, at December 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:
(None)

CPI HOLDCO, INC.

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements that relate to future events or the future financial performance of the Company (as defined below). In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

The Company refers to CPI Holdco, Inc. and subsidiaries on or subsequent to January 23, 2004 and Communications & Power Industries Holding Corporation and subsidiaries prior to January 23, 2004.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report that are attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the “risk factors” and other cautionary statements included herein and in the other filings with the Securities and Exchange Commission (“SEC”) made by the Company and its predecessor, Communications & Power Industries Holding Corporation. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.

PART I

Item 1: Business

General

On January 23, 2004, CPI Merger Sub Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), merged (the “Merger”) with and into Communications & Power Industries Holding Corporation (“Holding” or the “Predecessor”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, a corporation controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”), agreed to acquire Holding.

As used herein, the “Company”, “we”, “us” and “our” refer to the Predecessor prior to the Merger and to the Successor after the Merger, in each case, including its wholly-owned subsidiary, Communications & Power Industries, Inc. (“CPI”).

On March 12, 2004, Holding was merged with and into CPI, with CPI as the surviving corporation (the “Intercompany Merger”). As a result of the Intercompany Merger, CPI now has only one parent holding corporation, CPI Holdco, and all of the obligations of Holding existing prior to the Intercompany Merger became obligations of CPI.

Prior to August 11, 1995, the Company’s operations were part of the Electron Devices Business of Varian Associates, Inc., which is the predecessor of Varian Medical Systems, Inc. (“Varian”).

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for approximately $18.0 million in cash, plus an amount to be determined to reimburse the sellers for certain tax costs associated with a tax election to treat the transaction as an asset sale, plus customary adjustments for working capital. Econco is a provider of rebuilding service for vacuum electron devices (“VED’s”), allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.

The Company is a leading designer, manufacturer and global marketer of VED’s, satellite communications amplifiers, medical x-ray generators and other related products for critical defense and commercial applications. The Company’s defense applications include radar, electronic warfare and communications end markets, and its commercial applications include communications, medical, industrial and scientific end markets. Communications applications consist of applications for military and commercial satellite communications uses and broadcast uses. The Company defines and discusses its recorded orders and sales trends by these end markets in order to more clearly describe its business to outside investors. Internally, however, the Company is organized into six operating divisions that are differentiated based on products operating in two segments. Five of these operating divisions comprise the Company’s vacuum electron device (“VED”) segment. The Company also has a satellite communications equipment (“satcom equipment”) segment.

VED’s are devices that use high energy electrons, in a vacuum, to generate and amplify microwave signals. We offer over 6,000 products, which generally have selling prices ranging from $2,000 to $50,000, with certain limited products priced up to $1,000,000. Our products include microwave and power grid VED’s, and non-VED products such as satellite communications amplifiers, medical x-ray generators, modulators and various other electronic power supply and control equipment and devices. We sell our products directly to procurement groups within the U.S. Department of Defense, foreign military services and commercial customers as well as to original equipment manufacturers and systems integrators for ultimate sales to these customers. We currently operate five manufacturing facilities in North America and sell and service our products and customers globally through our internal sales and marketing force of over 50 professionals and over 35 external sales organizations.

Our worldwide government applications include defense electronics markets in radar, electronic warfare and communications. We believe that our defense business benefits from our broad, market leading presence, the increase in defense spending generally and the expanded emphasis by the U.S. Government on addressing terrorism and homeland security. In addition to our strong presence in defense applications, we have successfully applied our key technology to commercial end markets, including communications, medical, industrial and scientific applications, which we believe enables us to leverage our 55 years of design experience and provides a diversified base of sales. In the communications market, we sell both VED and non-VED microwave amplifiers for satellite communication uplinks for broadcast, video, voice and data transmission. In the medical market, we supply VED’s used in radiation oncology systems primarily to Varian, with whom we have a long standing, sole provider relationship. We also supply x-ray generators, subsystems, software and user interfaces used in diagnostic imaging systems, a market where we continue to experience growth.

Markets

The Company operates in six different markets:

•	Radar Market - The radar market utilizes microwave and power grid vacuum electron devices, amplifiers, receiver protectors as well as equipment for air, ground and shipboard radar systems. The Company’s vacuum electron devices have been an integral component of radar systems for over five decades. Sales in the radar market were $112.1 million in fiscal year 2004, compared to $102.6 million in fiscal year 2003 and $93.2 million in fiscal year 2002.

•	Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electron devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $23.8 million in fiscal year 2004, compared to $22.5 million in fiscal year 2003 and $21.7 million in fiscal year 2002.

•	Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $41.6 million in fiscal year 2004, compared to $38.2 million in fiscal year 2003 and $29.3 million in fiscal year 2002.

•	Communications Market - The communications market is comprised of applications for satellite communications (“satcom”), wireless point-to-point and point-to-multipoint radio and broadcast sectors. In this market, the Company’s products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $74.8 million in fiscal year 2004 compared to $82.5 million in fiscal year 2003 and $84.8 million in fiscal year 2002.

•	Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $20.2 million in fiscal year 2004, compared to $11.3 million in fiscal year 2003, and $15.5 million in fiscal year 2002.

•	Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as “Big Science”. Sales in the scientific market were $9.7 million in fiscal year 2004, compared to $8.3 million in fiscal year 2003 and $6.7 million in fiscal year 2002.

The Company’s products have applications among commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. The end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company’s markets may consist of sales to commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $178.6 million, or 63.3%, of the Company’s total sales in fiscal year 2004, compared to $174.9 million, or 65.9%, of the Company’s total sales in fiscal year 2003, and $187.0 million, or 74.4%, of the Company’s total sales in fiscal year 2002. U.S. Government sales, both direct and through original equipment manufacturers (“OEMs”), contributed approximately $103.6 million, or 36.7%, of the Company’s total sales in fiscal year 2004 compared to $90.5 million, or 34.1%, of the Company’s total sales in fiscal year 2003 and $64.2 million, or 25.6%, in fiscal year 2002. The Company believes that the fiscal year 2004 and 2003 increase in U.S. Government sales reflects the Department of Defense’s expanded emphasis on addressing terrorism and homeland security. Based on a stable trend of order receipts for spares and upgrades from fiscal year 1995 to fiscal year 2004, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In fiscal year 2004, approximately 69.8% of sales were derived from U.S. customers, while approximately 30.2% of sales were derived from international customers, compared to fiscal year 2003 when approximately 66.3% of sales were derived from U.S. customers and approximately 33.7% of sales were derived from international customers and fiscal year 2002 when approximately 69.7% of sales were derived from U.S. customers and approximately 30.3% of sales were derived from international customers. However, many domestic OEMs, primarily those in the satcom market, export their products, and management believes that some percentage of the Company’s sales to U.S. customers ultimately have international end-users. Excluding sales directly to the U.S. Government, which accounted for 21.1% of sales in fiscal year 2004, 19.3% of sales in fiscal year 2003 and 17.5% of sales in fiscal year 2002, no single customer accounted for more than 10% of the Company’s total sales in fiscal years 2004, 2003, or 2002.

The Company has two reportable segments: VED’s and satcom equipment. VED products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the VED will be located. The satcom equipment products are used exclusively in the communications market.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our wide-ranging distribution capabilities enable us to serve growing international markets, which accounted for approximately 30%, 34% and 30% of the Company’s sales in fiscal years 2004, 2003 and 2002, respectively.

Our sales professionals receive extensive technical training and generally focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the implementation of new technology and at the same time provide technical support.

In addition to our direct sales force, we use over 35 external sales organizations and one stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party sales organizations that the Company uses are located outside the United States and focus primarily on customers in South America, Southeast Asia, East Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, the Company is better able to meet the needs of its foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and a distribution agreement with Richardson Electronics, Ltd., we are able to market our products to both end users and system integrators around the world and are able to provide solutions with short turn-around time.

Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs of system failure and downtime, we believe our customers view our product breadth, reliability and superior responsive service as key points of differentiation. The Company offers comprehensive customer support, with direct technical support provided by thirteen strategically located service centers; most of which are outsourced. These service centers are located in the United States (California and New Jersey), The Netherlands, Brazil, China (2), India (2), Taiwan, Japan, Russia, Singapore and South Africa. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, the Company offers on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at both its service centers and customer sites for its customers. Many of the Company’s customers specify our products in competitive bids based on our responsive global support and product quality.

Manufacturing

The Company manufactures its products at five manufacturing facilities in North America. The Company has implemented modern manufacturing methodologies based upon “continuous improvement”, including Just In Time (“JIT”) materials handling, Demand Flow Technology (“DFT”), Statistical Process Control and Value Managed Relationships with suppliers and customers. Except for the recently acquired Econco operation, the Company’s facilities have all achieved the ISO 9001 international certification standard.

Generally, each of the Company’s manufacturing divisions use similar processes consisting of product development, purchasing, high level assembly and test. For satellite communications equipment, the process is primarily one of integration, and contract manufacturers are used whenever possible. Satellite communications equipment uses both VED and solid state technology, and the satellite communications division procures certain of the components that it incorporates into the subsystems that it manufactures from the Company’s other manufacturing divisions. For VED manufacturing, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning, brazing and plating certain parts. These steps use statistical process control techniques to assure quality and high production yields. Assembly is then performed to produce a vacuum envelope, the essential part of a VED. This assembly process is performed utilizing DFT, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating them in a furnace and simultaneously stimulating them with an electrical current. When this step is complete, final assembly and testing, and often environmental stress screening, is performed on the product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company’s products, such as molybdenum, cupronickel, OFHC copper, and some cathodes, are obtained from a limited group of, or occasionally, sole suppliers.

Competition

The industries and markets in which the Company operates are competitive. The Company encounters competition in most of its business areas from numerous other companies, including L-3 Communications, e2v, Xicom and Thales, some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company’s ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid state technology, or the development of new technology could adversely affect the Company’s market position and financial condition. Solid state devices generally serve end-users’ low-power requirements, while only microwave VED’s currently serve higher-power and higher-frequency demands. The laws of physics limit the ability of solid state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company’s customers. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by the Company’s VED products. The Company’s management believes that VED and solid state technologies currently each serves its own niche without significant overlap.

Backlog

As of October 1, 2004, the Company had an order backlog of $179.7 million compared to an order backlog of $172.1 million as of October 3, 2003, both representing approximately seven-and-a-half months of sales. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

Intellectual Property

Our business is dependent, in part, on our intellectual property rights, including patents, trademarks and trade secrets. We rely on a combination of nondisclosure and other contractual arrangements as well as upon trade secret, patent, trademark and copyright laws to protect our intellectual property rights. Management does not believe that any single patent or other intellectual property right or license is material to our success as a whole.

We have entered into agreements pursuant to which we license intellectual property from third parties for use in our business, and we also license intellectual property to third parties. As a result of contracts with the U.S. Government which contain patent and/or data rights clauses, the U.S. Government has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by us on behalf of the U.S. Government.

We maintain an intellectual property protection program designed to protect, preserve and enforce our intellectual property rights. Nevertheless, we cannot provide assurance that the steps taken by us will prevent misappropriation or loss of our technology.

Research and Development

Company-sponsored research and development expense was approximately $7.5 million, $6.9 million, and $5.9 million during fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively. Research and development expenses increased during fiscal year 2004. This increase was related to new product development for the radar, communications and satellite communications markets. Customer-sponsored research and development was approximately $3.5 million, $3.7 million, and $5.2 million during fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively.

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received.

Employees

As of October 1, 2004, the Company had approximately 1,510 employees, as compared to 1,490 employees as of October 3, 2003. With the addition of employees from the Econco acquisition, the Company currently has approximately 1,605 employees. The Company’s workforce has stabilized at this level after being reduced from approximately 1,720 at the end of fiscal year 2001. None of the Company’s employees is subject to a collective bargaining agreement although a limited number of the Company’s sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

Because of the specialized and technical nature of the Company’s business, the Company is dependent on the continued service of, and on its ability to attract and retain qualified technical, marketing, sales and managerial personnel. There is competition for these types of personnel and the failure to retain and/or recruit additional or substitute key personnel in a timely manner could have a material adverse effect on the Company’s business and operating results.

U.S. Government Contracts and Regulations

Management expects that in the foreseeable future a significant portion of the Company’s sales will continue to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company’s business with the U.S. Government is performed primarily under fixed-price contracts and, to a lesser degree, cost-plus-fixed-fee contracts. Fixed-price contracts accounted for 97.4% of the Company’s U.S. Government sales in fiscal year 2004 and cost-plus-fixed-fee contracts accounted for 2.6%, as compared to fiscal year 2003, in which 96.9% of the U.S. Government sales were from fixed-price contracts and 3.1% of U.S. Government sales were from cost-plus-fixed-fee contracts and in fiscal year 2002, in which 95.2% of U.S. Government sales were from fixed-price contracts and 4.8% of U.S. Government sales were from cost-plus-fixed-fee contracts.

Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment from decreases or increases in the costs of performing the contract. In addition, under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain expenses related to the preparation of competitive bids and proposals and international sales are not reimbursable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or upon default by the contractor. Cost-plus-fixed-fee contracts provide that, upon termination, the contractor is generally entitled to reimbursement of its incurred costs and, if the termination is for convenience, a fee proportionate to the percentage of the work completed under the contract is permitted. If the termination is for default, a contractor may receive a fee proportionate to any items delivered to and accepted by the U.S. Government. Fixed-price contracts generally provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for reimbursement of its other incurred costs and a reasonable profit on incurred costs. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor’s incurred costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

In addition to the right of the U.S. Government to terminate its contracts, U.S. Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

The Company’s contracts with foreign governmental defense agencies are subject to certain similar limitations and risks as those encountered with U.S. Government contracts. Licenses are required from U.S. Government agencies to export many of the Company’s products and technology, or to discuss certain technology with foreign persons. Certain of the Company’s products and technical data are not permitted to be exported.

Due to its business with the U.S. Government, the Company may also be subject to “qui tam” or whistle blower suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that the Company submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against the Company in a qui tam or false claim suit could cause the Company to be liable for substantial damages and could carry penalties of suspension or debarment which would make the Company ineligible to be awarded any U.S. Government contracts for a period of up to three years and, therefore, could potentially have a material adverse effect on the Company’s financial condition and results of operations. The Company is not currently subject to any “qui tam” or whistle blower suits.

Similar to other companies that derive a substantial portion of their sales from contracts with the U.S. Government for defense-related products, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations and availability of funds. Any of these factors could adversely affect the Company’s business with the U.S. Government in the future.

Environmental Matters

The Company is subject to a variety of U.S. federal, state and local as well as foreign environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are classified as hazardous, and require environmental permits to conduct many of our operations. Violation of such laws and regulations can result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict the ability of the Company to operate as it is currently operated or is permitted to be operated. In addition, we may experience releases of certain chemicals or other events, including the discovery of previously unknown contamination that could cause us to incur material cleanup costs or other damages. The Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving regulatory compliance, exposure to chemicals or the remediation of environmental contamination.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian , and the Company dated June 9, 1995, as amended (the “Varian Agreement”), and except as noted below, Varian has agreed to indemnify us for, and retained, various environmental liabilities relating to Varian’s Electron Devices Business prior to the closing of the sale of that business, with certain exceptions and limitations (the “Varian Environmental Indemnity”). With certain limited exceptions, the Company is not indemnified under the Varian Environmental Indemnity with respect to liabilities resulting from the Company’s operations after the closing of the transactions contemplated by the Varian Agreement.

Varian is undertaking environmental investigation and remedial work at three of the Company’s manufacturing facilities, Palo Alto, California, Beverly, Massachusetts and Georgetown, Ontario, Canada. The Company subleases a portion of the larger Varian Palo Alto campus, for which Varian has entered into a Consent Order with the California Environmental Protection Agency for remediation of soil and groundwater contamination. The Palo Alto site abuts a federal Superfund site and a state Superfund site. In addition, Varian has been sued or threatened with suit with respect to some of the above-mentioned manufacturing facilities.

The Company’s San Carlos California facility has soil and groundwater contamination that has been the subject of some remediation. The Company has entered into an agreement for the sale of the San Carlos real property. The closing of the sale of the property is subject to a number of conditions including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. In connection with the sale of the San Carlos, California facility, the Company released Varian with respect to certain of its indemnification obligations regarding the San Carlos facility.

To date, Varian has, generally at its expense, conducted required investigation and remediation work at the Company’s facilities and responded to environmental claims arising from Varian’s prior operations of the Electron Devices Business. Although the Company believes that Varian currently has sufficient financial resources to satisfy its obligations to the Company under the Varian Environmental Indemnity, because of the long-term nature of Varian’s remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with those obligations, or will continue to take the same view with respect to the scope of those obligations.

There can also be no assurance that material costs or liabilities will not be incurred by the Company in connection with obligations, proceedings or claims related to environmental conditions arising from the Company’s operations or properties. Such costs or liabilities, if significant, could have a material adverse effect on the Company’s results of operations and financial condition. For more information, see Item 2, “Properties”.

Item 2: Properties

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,120,000 square feet, of which approximately 2,950 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by the Company:

	Square Footage
			Leased/
Location	Owned		Subleased		Segments Using the Property
San Carlos, California	322,000	(a)	-		VED
Beverly, Massachusetts	169,385	(b)	-		VED
Georgetown, Ontario, Canada	126,000		21,975		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California	-		419,000	(c)	VED and satcom equipment
Various locations	-		17,086	(d)	VED and satcom equipment

(a)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, this property is subject to a contract for sale.

(b)	The Beverly, Massachusetts square footage also includes approximately 2,950 square feet leased to two tenants.

(c)	This facility is primarily leased by way of assignment of Varian’s lessee interest with the remainder subleased from Varian.

(d)	Includes both leased facilities occupied entirely by the Company’s field sales and service organizations and one foreign shared use facility which the Company is sharing under a rental agreement with Varian.

The lenders under our Senior Credit Facility (as defined below) have a security interest in certain of the Company’s interest in the real property that it owns and leases.

The Company’s headquarters and one principal complex, including one of the Company’s manufacturing facilities, located at the Palo Alto, California site are leased by way of assignment, or subleased, from Varian or one of its affiliates or former affiliates. Therefore, the Company’s occupancy rights are dependent on the tenant’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by the Company of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of the Company’s business operations.

Item 3: Legal Proceedings

The Company may be involved from time to time in various legal proceedings and various cost accounting and other government pricing claims; however, as of October 1, 2004, no such legal proceeding or claims are pending. Pursuant to the Varian Agreement, Varian has agreed to indemnify the Company against liabilities arising from litigation and governmental claims pertaining to Varian’s Electron Devices Business prior to the closing of the sale of that business to CPI, with certain exceptions and limitations. Accordingly, management believes that litigation and governmental claims pending against Varian and relating to the Electron Devices Business prior to the closing of that sale will not have a material adverse effect on the Company’s financial condition or results of operations. For more information, see Item 1, “Environmental Matters”.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5: Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the common stock of CPI Holdco is held by Cypress Merchant Banking Partners, L.P. and its affiliates and certain directors of the Company, and accordingly, there is no trading market for the common stock of CPI Holdco, Inc. For more information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management”. See Item 11, “Executive Compensation” for a discussion of Securities Authorized for Issuance Under Equity Compensation Plans.

Neither CPI Holdco nor Holding paid any dividends on its common stock in fiscal year 2004, and Holding paid no dividends on its common stock in fiscal years 2003 or 2002. The 8% Notes (as defined below) and the Senior Credit Facility contain certain restrictions on the amount of dividends that CPI Holdco’s subsidiaries may pay to CPI Holdco (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and Notes 6 and 7 to the Consolidated Financial Statements). Such limits on making dividend payments to CPI Holdco, in turn, may limit CPI Holdco’s ability to pay dividends to its stockholders.

Item 6: Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected financial data for fiscal year 2004 represents the combined pro-forma results of the Successor for the 36-week period ended October 1, 2004 and the Predecessor for the 16-week period ended January 22, 2004 based on the following audited financial results:

	36-Week	16-Week
	period ended	period ended
	October 1,	January 22,
	2004	2004	Pro-Forma
(Dollars in Thousands)	(Successor)	(Predecessor)	Total
Sales	$202,266	$79,919	$282,185
Cost of sales	135,672	56,189	191,861
Amortization of acquisition-related inventory write-up	5,500	—	5,500

Gross profit	61,094	23,730	84,824
Operating expenses	29,031	12,585	41,616
Merger expenses	—	6,374	6,374
Amortization of acquisition-related intangible assets	13,498	—	13,498
Acquired in-process research and development	2,500	—	2,500

Operating income	16,065	4,771	20,836
Interest expense, net	10,518	8,902	19,420

Income (loss) before taxes	5,547	(4,131)	1,416
Income tax expense	2,899	439	3,338

Net income (loss)	$2,648	$(4,570)	$(1,922)

EBITDA	$32,816	6,549	39,365
Depreciation and amortization	$16,751	1,778	18,529
Amortization of deferred debt issuance costs	$743	2,285	3,028
Capital expenditures	$3,317	459	3,776

FIVE-YEAR SELECTED FINANCIAL DATA

	Fiscal Year
	Pro-Forma
(Dollars in Thousands)	2004	2003	2002	2001	2000
Statement of Operations Data:
Sales	$282,185	265,434	251,245	272,521	243,054
Cost of sales	191,861	183,957	192,189	223,332	188,748
Amortization of acquisition-related inventory write-up (a)	5,500	—	—	—	—

Gross profit	84,824	81,477	59,056	49,189	54,306

Operating expenses	41,616	40,449	41,723	44,352	46,003
Merger expenses (a)	6,374	—	—	—	—
Amortization of acquisition-related intangible assets (a)	13,498	—	—	—	—
Acquired in-process research and development (a)	2,500	—	—	—	—
(Gain) loss on sale of Solid State Product Division (b)	—	(136)	3,004	—	—

Operating income	20,836	41,164	14,329	4,837	8,303
Interest expense	19,420	14,540	16,508	20,734	18,663
Income tax expense	3,338	10,076	4,554	2,950	1,232

Net income (loss)	$(1,922)	16,548	(6,733)	(18,847)	(11,592)

Other Data:
EBITDA (c)	$39,365	47,457	28,666	18,183	23,619
Certain Non-Cash Charges:
Depreciation and amortization	$18,529	6,293	11,304	13,346	15,316
Amortization of deferred debt issuance costs	3,028	1,383	1,629	1,987	1,288
Capital expenditures	$3,776	3,067	3,378	5,788	5,325
Balance Sheet Data:
Working capital	$72,385	17,241	1,101	22,048	19,881
Total assets	431,207	181,968	156,189	204,067	226,985
Long-term debt and redeemable preferred stock	210,606	128,907	128,693	148,569	139,160
Total stockholders’ equity (deficit)	107,594	(65,445)	(73,104)	(57,608)	(31,188)

(a)	As a result of the Merger, the Company incurred charges for the amortization of inventory write-up and intangible assets, merger expenses and a write-off of in-process research and development.

(b)	On September 26, 2002, the Company sold its Solid State Products Division (“SSPD”). The net pretax loss of $3.0 million included approximately $2.5 million for the write-off of goodwill. The $0.1 million gain on sale of SSPD for fiscal year 2003 represents principal payments on the unsecured promissory note due from KMIC Technology Inc. for the purchase of SSPD. Due to the uncertainty of ultimate collection on the promissory note, the gain was recognized when the cash payments were received.

(c)	EBITDA is presented because the Company believes that EBITDA is used by some investors as a financial indicator of a company’s ability to service indebtedness. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of EBITDA to income (loss) before taxes is as follows:

	Fiscal Year
(Dollars in Thousands)	2004	2003	2002	2001	2000
EBITDA	$39,365	47,457	28,666	18,183	23,619
Less: Depreciation and amortization	18,529	6,293	11,304	13,346	15,316
Other	—	—	3,033	—	—
Interest expense, net	19,420	14,540	16,508	20,734	18,663

Income (loss) before taxes	$1,416	26,624	(2,179)	(15,897)	(10,360)

“Other” in fiscal year 2002 represents the non-cash write-off of goodwill associated with the sale of SSPD of $2.5 million and the non-cash impairment loss of $0.5 million related to plant and equipment used in the satcom equipment segment.

Item 7:Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For periods ending prior to January 23, 2004, the accompanying consolidated financial statements represent the consolidated results and financial position of the Predecessor. The financial statements for periods subsequent to January 22, 2004 represent the consolidated financial statements of CPI Holdco after giving effect to the Merger. Financial statements for fiscal year 2004 represent the combined results of the Predecessor and Successor.

In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received options to purchase 167,513 shares of common stock of CPI Holdco. The fair value of such options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004. Members of Holding management that were residents of Canada received stock options to purchase 1,485 shares of common stock of CPI Holdco as payment of Merger escrow proceeds in respect of their Holding stock options.

In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of the remaining $74.0 million outstanding aggregate principal amount of its 12% Senior Subordinated Notes (“12% Notes”) and redeemed the 12% Notes in full each pursuant to the terms of the Indenture governing the 12% Notes (the “12% Indenture”). In addition, CPI terminated its credit facility, and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock (“Junior Preferred Stock”) and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock (“Senior Preferred Stock”).

Although the Merger, which essentially resulted in the recapitalization of the Company, triggered a change in the basis of the Company’s assets and liabilities, the underlying operations of the Company were not impacted by the Merger.

Orders

Orders for fiscal year 2004 were $286.8 million, a decrease of $4.6 million from $291.4 million for fiscal year 2003. The orders decrease is due to lower demand for products in the radar market partially offset by increases in demand for products in the electronic warfare, communications, medical, industrial and scientific markets. Orders in the radar market for fiscal year 2004 were $102.8 million, a $21.3 million, or 17%, decline from fiscal year 2003. During fiscal year 2003, increased demand by defense service agencies and higher available U.S. defense funding for our radar products, resulted in order quantities that were above normal rates and in certain cases covered delivery periods that are longer than traditional orders. Some of the 2003 radar orders were shipped in fiscal year 2004 and into fiscal year 2005. Compared to fiscal year 2003, fiscal year 2004 radar orders reflect more normal market demand levels. Orders in the electronic countermeasures market increased $5.3 million, or 21%, to $30.2 million from $24.9 million in fiscal year 2003. The increase in electronic countermeasures orders reflects growth in the U.S. defense budget stemming principally from the Department of Defense’s expanded emphasis on addressing terrorism and homeland security. The protection of military assets has become a very high priority resulting in the continuing funding of new, upgrade and replenishment programs for electronic countermeasure systems. Orders in the communications market of $84.2 million for fiscal year 2004 were $1.1 million higher than fiscal year 2003. The increase in communications orders reflects the continued strength in the direct-to-home broadcast market. Medical orders increased by $1.7 million, or 4.0%, to $41.0 million in fiscal year 2004 from $39.3 million in fiscal year 2003. The increase in medical orders was primarily due to higher orders for VED’s used in magnetic resonance imaging and x-ray generator systems and power supply products used in x-ray imaging systems. Industrial orders were $18.5 million for fiscal year 2004, an increase of $4.2 million, or 30%, from fiscal year 2003 principally due to strong demand for a new version of the Company’s power grid tetrode as well as a general recovery in the semiconductor market from the previous year. Orders in the Company’s scientific market were $10.0 million in fiscal year 2004, a $4.4 million, or 78%, increase over fiscal year 2003. The primary reason for the increased performance in the scientific market for fiscal year 2004 was a $3.8 million fusion research order for high frequency, high power gyrotrons that was received in the second quarter. Product deliveries for this program will be completed over the next 36 months.

The Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

San Carlos Sale Agreement

The Company has entered into an agreement to sell its land and close its facilities located in San Carlos, California. The purchase price is $23.8 million. Under the agreement, the buyer paid the Company a $13.0 million deposit on the purchase price which the Company is using to defray the costs of moving its EIMAC division from the San Carlos facility to its Palo Alto facility. The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. There can be no assurance that the sale of the San Carlos property will occur.

Pursuant to the Varian Agreement, the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to a waiver of certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of October 1, 2004. In addition, the Company has agreed to relieve Varian of certain of its obligations under the Varian Environmental Indemnity and to reimburse Varian for certain environmental costs which are not covered by insurance and the Company and Varian have agreed to certain use restrictions and environment cost-sharing provisions related to the Company’s property in Beverly, Massachusetts.

As of October 1, 2004, in the accompanying consolidated balance sheet, the San Carlos land and building is classified as held for use and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability. As of October 1, 2004, the San Carlos land and building had a net book value of $24.0 million and the building continues to be depreciated over its remaining useful life. The Company does not expect to recognize a loss on the sale of the San Carlos property.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operation is based on our financial statements, which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

     Revenue Recognition

The estimated sales values of performance under certain contracts to commercial customers and U. S. Government fixed-price contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion method, the Company relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period in which they become determinable.

     Allowance for Doubtful Accounts

The Company monitors the creditworthiness of its customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If collectibility is considered uncertain, then the Company will record a reserve to reduce the receivable to the amount considered collectable. If circumstances change, then further adjustments could be required.

     Warranty Obligations

The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of the sales. Management’s estimates are based on historical costs for warranty, and are adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differ from the Company’s estimates, then revisions to the estimated warranty liability would be required.

     Inventory Valuation

The Company reviews inventory quantities on hand and adjusts for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

The Company also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If estimated costs are different than originally estimated, the provision adjustment would have an impact on our operating results.

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

Impairment of Goodwill

During the fourth quarter of the fiscal year, the Company makes an assessment as to the carrying value of goodwill in accordance with SFAS 142. During this review, we determine whether the fair value of the Company’s five reporting units, which represent the Company’s operating divisions, exceed their carrying value and thus do not require an impairment charge. We will continue to make assessments of impairment on an annual basis or more frequently if certain indicators suggest that impairment may have occurred. In assessing the value of goodwill, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results.

Results of Operations

The Company’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2004 was comprised of the 36-week period ending October 1, 2004 and the 16-week period ended January 22, 2004; fiscal year 2003 was comprised of the 53-week period ended October 3, 2003; and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002.

Management’s discussion and analysis of the results of operations for fiscal year 2004 represents the combined pro-forma results of the Successor for the 36-week period ended October 1, 2004 and the Predecessor for the 16-week period ended January 22, 2004.

The following table sets forth Company’s historical results of operations as a percentage of sales for each of the periods indicated.

	Fiscal Year
	2004(a)	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales	68.0	69.3	76.5
Amortization of acquisition-related inventory write-up	1.9	—	—

Gross profit	30.1	30.7	23.5
Research and development	2.6	2.6	2.3
Selling and marketing	5.5	5.9	6.4
General and administrative	6.6	6.8	7.9
Merger expenses	2.3	—	—
Amortization of acquisition-related intangible assets	4.8	—	—
Acquired in-process research and development	0.9	—	—
(Gain) loss on sale of Solid State Products Division	—	(0.1)	1.2

Operating income	7.4	15.5	5.7
Interest expense, net	6.9	5.5	6.6

Income (loss) before taxes	0.5	10.0	(0.9)
Income tax expense	1.2	3.8	1.8

Net income (loss)	(0.7)%	6.2%	(2.7)%

(a)	Represents the combined pro-forma results of operations for both the Successor and Predecessor.

Fiscal Year 2004 Compared to Fiscal Year 2003

Sales. Sales for fiscal year 2004 of $282.2 million were $16.8 million, or 6.3%, higher than fiscal year 2003 of $265.4 million. Except for the communications market, sales for fiscal year 2004 increased in all market segments from the comparable period of fiscal year 2003. The majority of the sales increase occurred in the Company’s radar and industrial markets. Radar sales of $112.1 million for the fiscal year 2004 were $9.5 million, or 9.3%, higher than fiscal year 2003. Electronic countermeasure sales of $23.8 million for the fiscal year 2004 were $1.3 million, or 5.8%, higher than fiscal year 2003. The increase in radar and electronic countermeasure sales was primarily due to increased shipments of VED’s to the Department of Defense. Industrial sales of $20.2 million in fiscal year 2004 were $8.9 million, or 79%, higher than the $11.3 million for fiscal year 2003 due to strong demand for semiconductor products. Sales in the medical market of $41.6 million increased $3.4 million, or 8.9%, compared to $38.2 million for fiscal year 2003 as the demand for x-ray generators and VED products used in cancer treatment applications continues to be strong. Scientific sales of $9.7 million for fiscal year 2004 were $1.4 million, or 17%, higher than the comparable period of fiscal year 2003 primarily due to increased delivery of products for physics accelerator projects. Sales to the scientific market, the Company’s smallest market, are historically one-time projects and thus are subject to large fluctuations. Communications sales of $74.8 million for fiscal year 2004 were $7.7 million, or 9.3%, lower than fiscal year 2003. The decrease in communication sales for the fiscal year 2004 can be attributed to the timing of deliveries of direct-to-home broadcast products combined with continued moderate spending by non-broadcast communication companies.

Gross Profit. Gross profit of $84.8 million for fiscal year 2004, was $3.3 million higher than the prior year level of $81.5 million. The increase in gross profit was primarily due to higher shipment volume and a favorable mix of product shipments with higher pricing as well as manufacturing volume efficiencies and was partially offset by the $5.5 million purchase accounting charge related to the write-up of inventory resulting from the Merger.

Research and Development Expenses. Research and development expenses of $7.5 million, or 2.6% of sales, for fiscal year 2004 were $0.6 million higher than fiscal year 2003. The increase in research and development expenses for fiscal year 2004 is primarily attributable to additional development efforts on products for the radar and medical markets.

Selling and Marketing Expenses. Selling and marketing expenses of $15.4 million, or 5.5% of sales, for fiscal year 2004 were down slightly from the $15.7 million, or 5.9% of sales, for fiscal year 2003. The decrease in selling and marketing expenses is primarily due to lower sales representative commissions for fiscal year 2004 compared to fiscal year 2003 due to changes in sales mix.

General and Administrative Expenses. General and administrative expenses of $18.7 million, or 6.6% of sales, for fiscal year 2004 were $0.8 million higher than the $17.9 million, or 6.8% of sales, for fiscal year 2003. The increase in general and administrative expense for fiscal year 2004 can primarily be attributed to expenses incurred to evaluate acquisition candidates and stock compensation expense from stock options vesting in connection with the Merger.

Merger Expenses. Merger expenses of $6.4 million for fiscal year 2004 were primarily made up of fees for investment bankers, legal expenses, transaction bonuses, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition related intangibles of $13.5 million for fiscal year 2004 represents charges of $12.1 million for customer backlog and $1.4 million for technology amortization. Customer backlog will be fully amortized by January 2005, while technology will continue to be amortized over the next 15 to 50 years. Technology amortization expense resulting from the Merger is expected to be approximately $1.9 million annually for the next five years.

Acquired In-Process Research and Development. Acquired in-process research and development expense of $2.5 million for fiscal year 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date.

Gain on Sale of SSPD. The $0.1 million gain on sale of SSPD for fiscal year 2003 represents principal payments on the unsecured promissory note due from KMIC Technology Inc. for the purchase of SSPD. Due to the uncertainty of ultimate collection on the promissory note, the gain was recognized when the cash payments were received.

EBITDA. EBITDA for fiscal year 2004 was $39.4 million, a decrease of $8.1 million compared to $47.5 million for fiscal year 2003. The decrease in EBITDA resulted primarily from purchase accounting charges of $5.5 million for inventory write-up and $2.5 million for acquired in-process research and development, and $6.4 million for merger expenses. The effect of these Merger related items was offset in part by improved gross margins for fiscal year 2004 compared to fiscal year 2003 due to higher shipment volume and a favorable mix of product shipments with higher pricing as well as manufacturing volume efficiencies. For a reconciliation of EBITDA to income before taxes, see Item 6, “Selected Financial Data”.

Interest Expense, net. Interest expense, net of $19.4 million, or 6.9% of sales, for fiscal year 2004 was $4.9 million higher than the $14.5 million, or 5.5% of sales, for fiscal year 2003. Interest expense for fiscal year 2004 included expenses of $4.6 million associated with the redemption and termination of Predecessor debt. Since refinancing outstanding indebtedness at the Merger closing date, interest expense has remained consistent with prior year levels. The cost of maintaining higher debt levels for the Successor were partially offset by lower interest rates.

Income Tax Expense. The Company recorded income tax expense of $3.3 million for the fiscal year 2004 compared to income tax expense of $10.1 million for fiscal year 2003. The effective income tax rates were 236% and 38% for fiscal year 2004 and 2003, respectively. The increase in the effective income tax rate for fiscal year 2004 is primarily due to non-deductible acquired in-process research and development and other purchase accounting charges related to the Merger.

Net Income. The Company recorded a net loss of $1.9 million for fiscal year 2004, a decrease of $18.4 million compared to net income of $16.5 million for fiscal year 2003. Net income is lower for fiscal year 2004 primarily due to Merger related expenses and amortization charges, which were partially offset by favorable gross margin performance and lower income tax expense.

     Fiscal Year 2003 Compared to Fiscal Year 2002

Sales. Sales for fiscal year 2003 of $265.4 million were $14.2 million higher than the prior year level of $251.2 million due primarily to increased demand for radar and medical products. Radar sales increased $9.4 million from fiscal year 2002 to $102.6 million due to growth in the U.S. defense budget related to the Department of Defense’s expanded emphasis on addressing terrorism and homeland security. This funding has resulted in an increase in new radar system development and deployment, including increases in the rate at which naval surface combat ships are being built. Sales of products in the medical market of $38.2 million have increased by $8.9 million, or 30%, from fiscal year 2002 due to sales of VED’s in cancer treatment applications and the Company’s x-ray generator products. In fiscal year 2003, Electronic warfare and scientific sales were $22.5 million and $8.3 million, respectively, represent increases of $0.8 million and $1.6 million, respectively, from fiscal year 2002. These increases were offset in part by decreased sales in the communications and industrial markets. Communications sales were $82.5 million, a decrease of $2.3 million, or 2.7%, from fiscal year 2002 sales of $84.8 million. The decrease was primarily a result of the Company’s exit from the solid state business at the end of fiscal year 2002. The solid state business contributed approximately $3.5 million in sales in fiscal year 2002. Sales in the industrial market decreased $4.2 million from fiscal year 2002 due primarily to a weak semiconductor market.

Gross Profit. Gross profit of $81.5 million for fiscal year 2003 was $22.4 million higher than the prior year’s level of $59.1 million. Gross profit as a percentage of sales was 30.7% in fiscal year 2003 compared to 23.5% of sales in fiscal year 2002. The increase in gross profit as a percentage of sales resulted primarily from gains in production efficiencies, increased sales volume, the relocation of the Satcom manufacturing facility, resolution of technical problems for products and manufacturing, favorable product mix, improved pricing for certain products and completion of contracts with lower pricing in prior periods; gross profit for fiscal year 2003 does not include lower margin products from SSPD that was sold in September of 2002. In addition, margin fluctuations are expected from period to period due to the variation in the mix of products sold during any period.

Research and Development Expenses. Research and development expenses of $6.9 million, or 2.6% of sales in fiscal year 2003 were $1.0 million higher than fiscal year 2002 of $5.9 million, or 2.3% of sales. The increase can be attributed to new product development including outdoor amplifiers for the satellite communications market, low cost x-ray generators for the medical market and air-cooled transmitter products for the synthetic aperture radar market.

Selling and Marketing Expenses. Selling and marketing expenses of $15.7 million, or 5.9% of sales for fiscal year 2003 decreased slightly from the $16.1 million, or 6.4% of sales, for fiscal year 2002.

General and Administrative Expenses. General and administrative expenses of $17.9 million in fiscal year 2003, or 6.8% of sales, decreased by $1.9 million from $19.8 million, or 7.9% of sales, in fiscal year 2002. The decrease relates to the elimination of goodwill amortization expense in fiscal year 2003 upon adoption of SFAS No. 142, a reduction in capital lease amortization related to the Company’s enterprise resource planning system, which was fully amortized in fiscal year 2002, and elimination of operating expenses from SSPD that was sold in September 2002. The decreases in general and administrative expenses were offset in part by stock compensation expense of $0.8 million recorded by the Company related to 100,000 shares of common stock purchased by certain executive officers for $0.1 million in cash in March 2003 at a price subsequently determined to be less than fair value as determined by an independent appraisal. In addition, $0.2 million of stock compensation expense was recognized related to stock option grants in fiscal year 2003.

Gain on Sale of SSPD. The $0.1 million gain on sale of SSPD represents a principal payment on the unsecured promissory note due from KMIC Technology Inc. for the purchase of SSPD. On September 26, 2002, the Company sold SSPD to KMIC Technology Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and $0.3 million in an unsecured promissory note. During fiscal year 2002, the sale resulted in a fourth quarter charge to operations of approximately $3.0 million, which represents the book value of the net assets sold, including approximately $2.5 million in goodwill and costs an expense of the transactions, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note are recognized when the cash payments are received.

EBITDA. EBITDA for fiscal year 2003 was $47.5 million, an increase of $18.8 million compared to $28.7 million in fiscal year 2002. The increase in fiscal year 2003 can be attributed primarily to the improvement in gross profit as discussed above, coupled with the impact of lower operating costs. For a reconciliation of EBITDA to income before taxes, see Item 6, “Selected Financial Data”.

Interest Expense. Interest expense of $14.5 million in fiscal year 2003, was a decrease of $2.0 million from fiscal year 2002. The decrease can be attributed primarily to the prepayment of the $20.0 million term loan in June 2002. The interest on the term loan accrued at a rate equal to the prime rate plus 5.50%, which resulted in approximately $1.7 million of interest expense in fiscal year 2002.

Income Tax expense. The Company recorded income tax expense of $10.1 million for fiscal year 2003 compared to income tax expense of $4.6 million for fiscal year 2002. The effective income tax rates were 38% and (209%) for fiscal year 2003 and 2002, respectively. The Company’s net loss for fiscal year 2002 reflected income tax expense in spite of a consolidated pretax loss, as a result of the recognition of a 100% valuation allowance for net operating losses previously recognized.

Net Income. Net income after taxes, but before preferred dividends, was $16.5 million, an improvement of $23.2 million compared to losses of $6.7 million for fiscal year 2002.

Financial Condition

     CPI generated net cash from operating activities of $17.9 million for fiscal year 2004, compared to $35.3 million for fiscal year 2003. The $17.4 million decrease in net cash from operating activities for fiscal year 2004 compared to fiscal year 2003 is primarily due to Merger and Merger-related expenses incurred in fiscal year 2004 and changes in inventory, accounts payable and accrued expenses. The reduction in cash flow in fiscal year 2004 was due, in part, to more favorable changes in inventory, accounts payable and accrued expenses in fiscal year 2003 than 2004.

Investing activities used net cash of $103.5 million for fiscal year 2004, compared to $2.9 million for fiscal year 2003. Investing activities for fiscal year 2004 includes $113.1 million used to acquire Holding, offset by the receipt of $13.5 million as an advance payment for the sale of the San Carlos facility. Investing activities to purchase property, plant and equipment are similar for fiscal year 2004 and 2003.

Financing activities generated net cash of $106.6 million for fiscal year 2004, compared to net cash used of $1.3 million for fiscal year 2003. Financing activities for fiscal year 2004 includes approximately $315 million of cash proceeds from the issuance of debt and equity that was used to purchase Holding, which was partially offset by the extinguishment of $199 million of Predecessor debt and preferred stock and $9.7 million in debt issue costs.

Working capital was $72.4 million at October 1, 2004 compared to $17.2 million at October 3, 2003, representing an increase of $55.2 million during fiscal year 2004. The primary reasons for the increase in working capital are the reduction of liabilities in connection with the Merger, the $12.3 million increase in deferred tax assets and the increase in cash from operating activities. Mortgage financing of $17.5 million and accrued dividends of $15.4 million were paid in full at the Merger closing date. The increase in deferred tax assets was due to the reversal of valuation reserves based management’s assessment that it is more likely than not that the Company will realize tax benefits from expense deduction differences between book income and taxable income.

On October 1, 2004, CPI had $40.5 million in cash and cash equivalents compared to $33.8 million at October 3, 2003. Cash balances in excess of operating requirements are invested daily in federal securities.

On October 1, 2004, CPI had $125.0 million of Senior Subordinated Notes, $89.6 million of Term Loans (as defined below) and availability of $35.2 million under the Revolver (as defined below). Details of the debt and Merger financing are discussed below.

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Senior Credit Facility also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI is required to make an ECF payment of $3.9 million, which will be applied pro rata against the remaining scheduled installments of principal due up to, but not including, the September 30, 2009 scheduled principal installment. The Senior Credit Facility is guaranteed by CPI Holdco, and all of CPI’s domestic subsidiaries and is collateralized by a security agreement, which provides for a security interest in certain property and fixtures. As discussed in Note 6 of Notes to the Consolidated Financial Statements, the Senior Credit Facility also contains customary covenants, including financial covenants.

The Revolver and Term Loan borrowings bear interest at a rate equal to LIBOR plus 3.00% per annum, or the Alternate Base Rate (“ABR”) plus 2.0% per annum; the ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees, the Company pays letter of credit participation fees and a commitment fee on the unused amount of the Revolver. Effective November 29, 2004, CPI amended and restated the Senior Credit Facility. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the material changes made to the Senior Credit Facility in connection with such amendment and restatement.

In addition to the Senior Credit Facility, and in connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of 8% Senior Subordinated Notes (the “8% Notes”). CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (“8% Indenture”) contains restrictive provisions which limit, among other things, CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The 8% Notes are subordinate to all senior debt (as defined in the 8% Indenture), including indebtedness under the Senior Credit Facility. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

The following table summarizes future minimum principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term non-cancelable operating leases as of October 1, 2004 (in thousands):

	Due in Fiscal Years
Description	2005	2006	2007	2008	2009	Thereafter	Total
Debt obligations	$3,944	88	88	88	21,386	188,956	214,550
Noncancellable operating leases	1,118	437	224	112	61	2,419	4,371

Total cash obligations	$5,062	525	312	200	21,447	191,375	218,921

Standby letters of credit	$4,790	—	—	—	—	—	4,790

The Company entered into forward contracts to purchase Canadian dollars for an aggregate U.S. notional amount of $44.5 million; the contracts expire on March 10, 2006. As of October 1, 2004, the outstanding commitment on forward contracts was $30.0 million. The Company’s foreign exchange forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by FASB Statement No. 133. At October 1, 2004, the fair value of foreign currency forward contracts were $2.2 million and the unrealized gain was approximately $1.4 million, net of related tax expense. The unrealized gains from these forwards are included in other comprehensive income and are shown as a component of stockholders’ equity.

On October 8, 2004, the Company purchased all of the outstanding stock of Econco for approximately $18.0 million in cash, plus an amount to be determined to reimburse the sellers for certain tax costs associated with a tax election to treat the transaction as an asset sale, plus customary adjustments for working capital.

The Company’s liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others related to uncertainties in the markets in which we compete and global economies. We believe that cash and equivalents, cash to be generated from operations and borrowing capability under our Senior Credit Facility will be sufficient to meet the Company’s cash requirements for the next 12 months.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue No. 03-01 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. Issue No. 03-01 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF No. 03-01 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, that the Company currently uses. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005, or for our fiscal year 2007, as a nonpublic entity as defined by SFAS No. 123R. The Company has not yet determined the impact of applying the provisions of SFAS No. 123R.

     Risk Factors

Investors should carefully consider the following risks and the other information in this report and the Company’s other filings with the SEC before deciding to invest in the Company or to maintain or increase any investment. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impact and impair the Company’s business. If any of the following risks actually occur, the Company’s business, results of operations, or financial condition would likely suffer. In such case, the trading price of the Company’s securities could decline and investors might lose all or part of their investment.

•	The Company’s indebtedness is substantial, which could adversely affect its financial health and ability to obtain financing in the future and to react to changes in its business. The Company has a significant amount of debt, which could have important consequences, including, but not limited to the following: it could make it more difficult for the Company to satisfy its obligations under the Senior Credit Facility and the 8% Notes; it could require the Company to dedicate a substantial portion of its cash flow from operations to payments on debt, which will reduce the funds available for working capital, capital expenditures, and other general corporate expenses; it could have the effect of limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which it competes; it could place the Company at a disadvantage compared to its competitors that have proportionately less debt; and it could limit the Company’s ability to borrow additional funds in the future, if needed, due to applicable financial and restrictive covenants in the debt. As of October 1, 2004, the Company had debt obligations of approximately $215 million.

•	The Company’s debt agreements have restrictions that limit its flexibility in operating its business. The Senior Credit Facility and the 8% Indenture have a number of significant covenants that, among other things, restrict the Company’s ability to:

•	incur additional indebtedness;

•	sell assets or consolidate or merge with or into other companies;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments; and

•	enter into certain types of transactions with affiliates.

These covenants, as well as the Company’s level of indebtedness, could have the effect of limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which it competes.

In addition, under the Senior Credit Facility, the Company is required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions and Company may not be able to meet those ratios and tests, which would result in a default under the Senior Credit Facility. In the event of a default, the lenders under the Senior Credit Facility could elect to declare all amounts borrowed under the Senior Credit Facility, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the Senior Credit Facilities are senior in right of payment to the notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the notes.

•	The Company’s ability to generate the significant amount of cash needed to service its debt and to fund capital expenditures or other liquidity needs depends on many factors beyond its control. The Company’s ability to make payments on its debt and to fund its planned capital expenditures will depend on its ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. If the business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to the Company under its credit facilities or from other sources of financing, the Company may not be able to repay its debt, grow its business or fund its other liquidity needs. The Company has principal repayment obligations of $21.4 million in fiscal year 2009, $64.0 million in 2010 and $125.0 million in fiscal year 2012.

•	The Company has had historical losses. In fiscal year 2003, the Company had its first profitable year since fiscal year 1998. As of January 22, 2004, the Predecessor had an accumulated deficit of $96.8 million. As of October 1, 2004, the Successor had accumulated retained earnings of $2.6 million. The Company’s ability to generate revenues and profits is subject to the risks and uncertainties encountered by companies in very competitive markets.

•	The Company may be unable to retain and/or recruit key management and other personnel. Because of the specialized and technical nature of the Company’s business, the Company is dependent on the continued service of, and on its ability to attract and retain qualified technical, marketing, sales and managerial personnel. There exists competition for such personnel, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner could have a material adverse effect on the Company’s business and operating results.

•	The markets in which the Company sells its product are competitive. The Company encounters competition in certain business areas from other companies, some of which have resources substantially greater than those of the Company. The Company’s ability to compete in such markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

•	The end markets in which the Company operates are subject to technological change. The Company must continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology, could adversely affect the Company’s financial condition and results of operations. The Company’s success will depend on its ability to anticipate or adapt to new technology on a timely basis, and if it fails to adapt successfully to technological changes or fails to obtain access to important technologies, its business may suffer.

•	A significant portion of the Company’s sales is, and is expected to continue to be, from contracts with the United States Government. These sales are subject to Government regulation, changes in Governmental appropriations, national defense policies and availability of government funds. United States Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Government contracts are, by their terms, subject to termination by the United States Government at its convenience or upon default by the contractor. Changes in governmental regulations, national defense policies or congressional appropriation could negatively impact the Company’s revenues.

•	The Company is in the process of relocating its operating division in San Carlos, CA to Palo Alto, CA which could result in disruptions to its operations. This could result in delayed product deliveries to our customers. This delay could affect our customer relations, which could result in lower sales. As a result of the move, we bear the risk of increased or unexpected costs through reduced production yields.

•	The Company generates sales from contracts with foreign governments. Significant changes in policies or to appropriations of those governments could have an adverse effect on our results of operations and financial condition. Significant changes to appropriations, national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on the Company’s results of operations and financial condition.

•	The Company’s international operations subject us to social, political and economic risks of doing business in foreign countries. We conduct a substantial portion of our business and employ a substantial number of employees in our direct sales force and in external sales organizations in Canada and in other countries outside of the United States. In fiscal year 2004 we generated approximately 30% of our sales from customers outside the United States and approximately 34% in fiscal year 2003. As a result, we are subject to risks of doing business internationally. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, without limitation:

•	difficulties and costs of staffing and managing international operations;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	changes in currency rates with respect to the U.S. dollar;

•	changes in regulatory requirements;

•	domestic and foreign government policies;

•	potentially adverse tax consequences;

•	restrictions imposed by the U.S. Government on the export of certain products and technology;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	the impact of regional or country-specific business cycles and economic instability; and

•	geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, trade relationships and military and political alliances.

We have committed to expand our worldwide sales and marketing activities, to globalize our service offerings and products and to further develop local sales and support channels. If we are unable to successfully implement these plans, to maintain adequate long-term strategies that successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition and results of operations could be harmed.

In addition, our international operations and, specifically, the ability of our non-U.S. subsidiaries to declare dividends or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, may be affected by limitations on imports, currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

•	The Company may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad and the U.S. Congress may prevent proposed sales to foreign customers. Licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. Termination or significant limitation on our ability to export would have an adverse effect on our results of operations and financial condition.

•	The Company’s results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by it on its contracts and sales orders. The terms of virtually all of our contracts and sales orders require us to perform the scope of work under the contract or sales order for a predetermined fixed price. As a result, we bear the risk of increased or unexpected costs associated with a contract or sales order, which may reduce our profit or cause us to sustain losses. Future increased or unexpected costs on a significant number of our contracts and sales orders could adversely affect our results of operations and financial condition.

•	The Company’s business could be adversely affected by environmental regulation and legislation, liabilities relating to contamination and changes in our ability to recover under Varian Medical Systems Inc.’s obligation to indemnify the Company for certain potential environmental liabilities. The Company is subject to a variety of U.S. federal, state and local as well as foreign environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Violation of such laws and regulations can result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict the ability of the Company to operate as it is currently operated or is permitted to be operated. In addition, we may experience releases of certain chemicals or other events, including the discovery of previously unknown contamination that could cause us to incur material cleanup costs or other damages.

The Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination. With certain limited exceptions, the Company is not indemnified under the Varian Environmental Indemnity with respect to liabilities resulting from the Company’s operations after the closing of the Varian Agreement. Varian is undertaking environmental investigation and remedial work at three of the Company’s manufacturing facilities: Palo Alto, California, Beverly, Massachusetts and Georgetown, Ontario, Canada. The Company subleases a portion of the larger Varian Palo Alto campus, for which Varian has entered into a Consent Order with the California Environmental Protection Agency for remediation of soil and groundwater contamination. The Palo Alto site abuts a federal Superfund site and a state Superfund site. In addition, Varian has been sued or threatened with suit with respect to some of the above-mentioned manufacturing facilities. The Company’s San Carlos, California facility also has soil and groundwater contamination that has been the subject of some remediation.

Although the Company believes that Varian currently has sufficient financial resources to satisfy its obligations to the Company under the Varian Environmental Indemnity, because of the long-term nature of Varian’s remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with those obligations, or will continue to take the same view with respect to the scope of those obligations. In either case, our results of operations and financial condition could be materially adversely affected.

There can also be no assurance that material costs or liabilities will not be incurred by the Company in connection with obligations, proceedings or claims related to environmental conditions arising from the Company’s operations or properties. Such costs or liabilities, if significant, could have a material adverse effect on the Company’s results of operations and financial condition.

•	The Company has only a limited ability to protect its intellectual property rights. Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other violation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. Infringement or other violation of intellectual property rights could cause us to incur significant costs and prevent us from selling our products and could have a material adverse effect on our business, financial condition and results of operations.

•	The Company’s success depends on its ability to successfully acquire complementary businesses, to successfully integrate acquired businesses into the Company’s existing operations and to realize anticipated benefits. Our success will depend, in part, on our ability to expand our product offerings and grow our core business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may not be able to successfully integrate newly acquired organizations, products or technologies, and the process could be expensive, time consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or their customers, suppliers, distributors or other partners who are our competitors or who have relationships with our competitors. Consequently, we may not achieve anticipated benefits and could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, any of which could harm our business.

•	The Company’s inability to obtain certain necessary raw materials and key components could disrupt the manufacture of its products and cause its financial condition and results of operations to suffer. If the Company is unable to procure the necessary materials from its suppliers, its ability to manufacture products could be severely impaired, and the Company’s growth, financial condition and results of operations could suffer. In addition, the prices of these raw materials are subject to fluctuation and could also negatively impact the Company’s financial condition.

•	The Company is controlled by affiliates of Cypress. Cypress controls us and may have conflicts of interest with us or you in the future. Cypress beneficially owns approximately 95% of the outstanding shares of common stock of CPI Holdco, on a fully diluted basis. As a result, Cypress has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or holders of the notes believe that any such transaction is in their own best interests. Cypress may also have an interest in causing us to pursue acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions may involve risks to other stockholders or noteholders.

•	The Company may not be able to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Beginning in fiscal 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company must perform and report on its evaluation of internal controls over financial reporting, and its independent registered public accounting firm must attest to and report on the adequacy of management’s evaluation and the effectiveness of such controls, on an annual basis. The Company’s efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. Because compliance with these requirements is complex and time consuming, there can be no assurance that we will be able to implement the requirements of Section 404 in a timely fashion. In addition, because of the time and expense required to evaluate our internal controls, our independent registered public accounting firm may have limited time before their attestation is required, which may prevent them from being able to adequately test and subsequently to certify our internal controls. If we fail to timely complete our assessment of internal controls, or if our independent registered public accountants cannot attest to our assessment, we could suffer a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

•	The Company depends on limited or sole source suppliers for critical components and the inability to obtain sufficient components as required, and under favorable purchase terms, could cause harm to our business. We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We may experience delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In addition, if we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our factories, our results of operations could suffer. The inability to continue to obtain sufficient components as and when required, or to develop alternative sources as and when required, could cause delays, disruptions or reductions in product shipments or require product redesigns, which could damage relationships with current or prospective customers, and increase inventory levels and costs, thereby causing harm to our business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk on a portion of its outstanding debt, as well as foreign currency exchange rate risk inherent in its sales commitments, non-U.S. dollar denominated expenses and non-U.S. dollar denominated assets and liabilities. The Company regularly assesses the potential impact of these risks and does not anticipate any material losses in these areas. The Company does not use derivative financial instruments for speculative or trading purposes.

As of October 1, 2004, the Company has $125.0 million of fixed rate debt and $89.6 million of variable rate debt. A hypothetical 100 basis point increase in the interest rate indices would increase future interest expense on variable rate debt by approximately $0.9 million per year.

The majority of the Company’s revenue and expense activities are transacted in U.S. dollars. However, CPI incurs expenses, and receives limited revenue, in other currencies, primarily the Canadian dollar, the British pound, the Euro, the Australian dollar and the Swiss franc. The Company’s results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through its impact to foreign denominated expenses, primarily in Canada. The Company limits its foreign currency exchange rate risk to the balance sheet components primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables). The most significant exposure to foreign denominated expenses is in Canada, where the Company estimates that a one cent strengthening in the Canadian dollar against the U.S. dollar will increase the Company’s costs of goods sold and operating expenses by $0.4 million on an annual basis, and a one cent weakening will cause a decrease of an equivalent amount.

The Company enters into forward contracts in an effort to reduce, but not eliminate, the impact of foreign currency rate movements. During fiscal year 2004, the Company entered into forward contracts to purchase Canadian dollars for an aggregate U.S. notional amount of $44.5 million; the contracts expire on March 10, 2006. The Company initially records the effective portion of the gain or loss on the forward contracts in other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings in the same financial statement line items as the changes in the value of the hedged item. The ineffective portion of the gain or loss, if any, is reported in general and administrative expense immediately.

Item 8: Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included in a separate section beginning on page 35.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

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

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, management believes that its controls do provide such reasonable assurances.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 8, 2004. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position (s)
Michael Targoff	60	Chairman of the Board and Director
O. Joe Caldarelli	54	Chief Executive Officer and Director
Robert A. Fickett	44	President, Chief Operating Officer and Director
Joel A. Littman	52	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	52	Vice President and Assistant Secretary
Don C. Coleman	50	Vice President
Mike Cheng	49	Vice President
Michael F. Finley	42	Director
David C. Sullivan	32	Director
Chris Toffales	48	Director

Michael Targoff became a director of CPI Holdco and CPI in January 2004 and Chairman of the Board of Directors of CPI Holdco and CPI in March 2004. Mr. Targoff currently serves on the board of directors of Leap Wireless International, Inc., Infocrossing, Inc., and ViaSat, Inc. Mr. Targoff is the Founder and Chief Executive Officer of Michael B. Targoff & Co. From 1996 to 1998, Mr. Targoff was the President and Chief Operating Officer of Loral Space & Communications Ltd. Prior to that, Mr. Targoff served as Senior Vice President and Secretary of Loral Corporation. Mr. Targoff received a B.A. degree from Brown University and a J.D. from Columbia University School of Law.

O. Joe Caldarelli became Chief Executive Officer and a director of the Predecessor and CPI in March 2002. Prior to this, Mr. Caldarelli was a Co-Chief Operating Officer of CPI since October 2000 and Vice President of CPI since August 1995. Mr. Caldarelli is also the Division President of the Communications and Medical Products Division. Mr. Caldarelli was Vice President and General Manager for the Communications and Medical Products Division under the Electron Device Business of Varian, from 1985 until August 1995 and was President and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of the Communications and Medical Products Division and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian Associates, Inc., Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. degree in mechanical engineering from the University of Toronto.

Robert A. Fickett became President, Chief Operating Officer and a director of the Predecessor and CPI in March 2002. Prior to this, Mr. Fickett was a Co-Chief Operating Officer of CPI since October 2000 and Vice President of CPI since April 1998. Mr. Fickett has also been the Division President of the Microwave Power Products Division since April 1998. From January 1996 to April 1998, Mr. Fickett was Vice President of Operations for the Microwave Power Products Division. From 1993 until January 1996, he was President and Chief Executive Officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with Varian Associates, Inc., including Engineering Manager of the Microwave Power Products Division’s Klystron Engineering Group, which he was promoted to in 1989. Mr. Fickett received a B.S. degree in mechanical engineering from the University of California, Berkeley.

Joel A. Littman became Chief Financial Officer of the Predecessor and CPI in September 2001. Mr. Littman was Corporate Controller for CPI from November 1996 to September 2001. From September 1989 to November 1996 Mr. Littman served as Controller of the Microwave Power Products Division of Varian Associates, Inc. and CPI. Prior to that Mr. Littman held various finance positions with Varian Associates, Inc. and TRW Inc. Mr. Littman received a B.A. degree in economics and an M.B.A., both from the University of California at Los Angeles.

John R. Beighley became a Vice President of the Predecessor and CPI in March 1997 and currently heads the Company’s Worldwide Field Sales Organization. From May 1992 to March 1997, Mr. Beighley was Western Hemisphere Sales Manager responsible for sales in the Americas, as well as the Far East and Australia. From June 1989 to May 1992, Mr. Beighley was the North American Sales Manager. From March 1981 to June 1989, Mr. Beighley held a number of Product Marketing and Field Sales positions with Varian Associates, Inc. Mr. Beighley received a B.S. degree in marketing from San Francisco State University and an M.B.A. from Santa Clara University.

Don C. Coleman became a Vice President of the Predecessor and CPI in February 1999 and also became Division President of the Beverly Microwave Division in February 1999. Mr. Coleman was Vice President of Manufacturing for the Beverly Microwave Division from February 1996 until accepting his current position. From 1990 until 1996, Mr. Coleman held the position of Engineering Manager for Receiver Protector Products at the Beverly Microwave Division.

Mr. Coleman held a variety of manufacturing and development engineering positions at Varian Associates, Inc. from the time he joined the Company in 1976 until 1990. Mr. Coleman received a B.S. degree in engineering from the University of Massachusetts.

Mike Cheng became a Vice President of the Predecessor and CPI in August 2000 and currently heads the Company’s Eimac Division. From April 1999 to August 2000, Mr. Cheng was Vice President of Operations for the Microwave Power Products Division. From 1994 until April 1999, he was Vice President of Marketing for the Microwave Power Products Division. From 1980 until 1994, Mr. Cheng held a number of manufacturing and engineering positions with Varian Associates, Inc., including Production Manager of the Microwave Power Products Division’s Klystron Engineering Group, which he was promoted to in 1989. Prior to joining Varian Associates, Inc., Mr. Cheng was an engineer in the Nuclear Energy Division of General Electric Corporation. Mr. Cheng received a B.S. degree in chemical engineering from the University of California, Berkeley and an M.B.A. from Golden Gate University.

Michael F. Finley became a director of CPI Holdco and CPI in January 2004. Mr. Finley currently serves on the board of directors of Williams Scotsman, Inc. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. degree from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business.

David C. Sullivan became a director of CPI Holdco and CPI in January 2004. Mr. Sullivan has been a Vice President of Cypress since 2002 and was a member of Cypress from 1997 to 1999 and from 2001 to the present. Prior to joining Cypress, Mr. Sullivan was in the investment banking division of Lehman Brothers Inc. Mr. Sullivan received a B.A. degree from Williams College and an M.B.A. from Harvard Business School.

Chris Toffales became a director of CPI Holdco and CPI on January 23, 2004. Mr. Toffales is currently the President of CTC Aero, LLC, and is a consultant in the defense industry. From 1999 to 2003, Mr. Toffales was the Senior Vice President, Corporate Marketing and President of DRS Systems Company. From 1994 to 1999, Mr. Toffales was Vice President of Business Development and Advanced Programs at Lockheed Martin Fairchild Systems. Prior to that, Mr. Toffales was the Vice President of Imaging and Space Programs for Loral Corporation. Mr. Toffales received a B.E. degree in electrical engineering from the City College of New York.

Audit Committee and Audit Committee Financial Expert

The Company’s audit committee is comprised of three members of the Board of Directors, none of whom are Company executives. No member of the audit committee of the Company has the qualifications required to be considered an audit committee financial expert for purposes of the SEC rules and regulations. Currently, the Company is not required to have an audit committee financial expert.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and to its controller. The code of ethics is an exhibit to this annual report.

Item 11: Executive Compensation

The following table shows certain information concerning compensation paid or accrued by the Company to the Chief Executive Officer and the next four most highly compensated executive officers of Company (collectively, the “Named Executive Officers”) for each of the last three fiscal years.

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation			Securities
					Underlying
				Other Annual	Options	All other
Name and	Fiscal		Bonus	Compensation	# of shares	Compensation
Principal Position	Year	Salary	(a)	(b)	(c)	(d)
O. Joe Caldarelli	2004	$360,000	$1,203,310	$32,175	105,000	$75,455
Chief Executive Officer	2003	324,000	792,000	296,000	50,000	24,843
	2002	252,933	665,972	19,762	—	153,425

Robert A. Fickett	2004	$250,000	$800,500	$18,600	65,000	$20,323
Chief Operating Officer and	2003	255,008	421,875	216,458	30,000	20,697
President	2002	237,500	600,000	29,421	—	17,901

Don C. Coleman	2004	$159,000	$327,720	$18,600	20,000	$11,421
Vice President	2003	160,519	178,875	101,025	10,000	10,923
	2002	142,077	137,523	30,703	—	9,652

Joel A. Littman	2004	$160,000	$475,500	$18,600	38,000	$11,519
Chief Financial Officer, Treasurer	2003	161,518	217,200	176,958	15,000	11,031
and Secretary	2002	143,780	156,000	19,966	—	10,059

Mike Cheng	2004	$155,000	$288,636	$18,600	20,000	$11,030
Vice President	2003	156,354	174,375	109,125	10,000	10,387
	2002	131,746	30,968	2,862	—	6,504

(a)	Consists of bonuses for fiscal year 2004, 2003 and 2002. A portion of fiscal year 2004’s bonuses will be paid in fiscal year 2005.

(b)	Consists of amounts paid for personal benefits and amounts reimbursed for the payment of taxes on certain perquisites. Fiscal year 2003 includes compensation expense attributable to shares of Holding’s common stock purchased by certain executive officers at a price which was subsequently determined to be at below fair value. The Company has no restricted stock award programs, stock appreciation rights or long-term investment plans.

(c)	Consists of stock options granted under the 2000 and 2004 Stock Option Plan. These stock options are more fully described below under the heading “2004 Stock Incentive Plan” and “2000 Stock Option Plan”.

(d)	Consists of (1) Company contributions to CPI’s 401(k) plan and Non-Qualified Deferred Compensation Plan for Named Executive Officers, except Mr. Caldarelli, (2) Company contributions to the Pension Plan for Mr. Caldarelli, and (3) Company paid premiums for group life insurance for each of the named executive officers.

Stock Option Grants in Fiscal Year 2004

		% of Total			Potential Realizable
	Securities	Options			Value at Assumed
	Underlying	Granted to	Exercise		Annual Rates of Stock
	Options	Employees in	Price per	Expiration	Price Appreciation for
Name	# of shares	Fiscal Year	Share	Date	Ten-Year Option Term (b)
		(a)			5%	10%
O. Joe Caldarelli (c)	95,000	26.22%	$23.52	3/1/14	1,405,202	3,561,058
	8,000	2.21%	$23.52	9/29/14	118,333	299,879
	2,000	0.55%	$36.00	9/29/14	20,320	89,789

Robert A. Fickett	55,000	15.18%	$23.52	3/1/14	$813,538	$2,061,665
	8,000	2.21%	$23.52	9/29/14	118,333	299,879
	2,000	0.55%	$36.00	9/29/14	20,320	89,789

Joel A. Littman	30,000	8.28%	$23.52	3/1/14	$443,748	$1,124,545
	6,400	1.77%	$23.52	9/29/14	94,666	239,903
	1,600	0.44%	$36.00	9/29/14	16,256	71,832

Don C. Coleman	15,000	4.14%	$23.52	3/1/14	$221,874	$562,272
	4,000	1.10%	$23.52	9/29/14	59,166	149,939
	1,000	0.28%	$36.00	9/29/14	10,160	44,895

Mike Cheng	15,000	4.14%	$23.52	3/1/14	$221,874	$562,272
	4,000	1.10%	$23.52	9/29/14	59,166	149,939
	1,000	0.28%	$36.00	9/29/14	10,160	44,895

(a)	Based on a total of 362,285 options granted to employees in fiscal year 2004.

(b)	These columns show gains that could accrue for the respective options, assuming that the market price of the Company’s common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, then the realized value to the named executives from these options will be zero.

(c)	Excludes 1,361 options that were issued to Mr. Caldarelli as payment for Merger escrow proceeds in respect of his Holding stock options.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table provides summary information concerning the shares of common stock of CPI Holdco acquired in 2004 upon the exercise of stock options, the value realized upon the exercise of such stock options in 2004, and the year end number and value of unexercised options with respect to the Chief Executive Officer and the Named Executive Officers as of October 1, 2004. The value was calculated by determining the difference between the fair value of underlying securities and the exercise price. The fair value of CPI Holdco’s common stock at October 1, 2004 was $23.50 per share based upon an independent appraisal.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares Acquired	Value	Options at Fiscal Year-End		at Fiscal Year-End
	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
O. Joe Caldarelli	—	$—	69,361	95,000	$1,394,984	$—
Robert A. Fickett	11,687	247,513	45,063	55,000	823,981	—
Joel A. Littman	5,750	121,776	25,250	30,000	405,375	—
Don C. Coleman	2,900	71,234	17,100	15,000	284,350	—
Mike Cheng	—	6,414	20,500	15,000	364,250	—

Retirement Plans

During fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer, O. Joe Caldarelli. The amount of annual pension payable to Mr. Caldarelli at age 65 is equal to: (1) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (2) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. Notwithstanding the above formula, the amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act, which currently generally limit annual payments to approximately $1,700 (Canadian dollars) for each year of service.

Based on the limits imposed under the Canadian Income Tax Act, the Company estimates that the annual benefits Mr. Caldarelli would receive pursuant to the pension plan upon retirement at age 65 (assuming continued service until then) would be approximately $62,000 (Canadian dollars).

CPI maintains the Communications & Power Industries, Inc. Non-Qualified Deferred Compensation Plan for a select group of executive employees of the Company. Under the plan, if a participant’s elective deferrals under CPI’s 401(k) plan have reached the dollar limit specified in the Internal Revenue Code of 1986, as amended (the “Code”), with respect to any plan year, the participant may defer his or her base salary or annual award under the Management Incentive Plan (discussed below). In addition, CPI makes contributions to a participant’s account under the plan equal to a specified percentage of the participant’s base salary in excess of the social security taxable wage base. Participant contributions and CPI contributions to the plan are immediately 100% vested. Each participant will receive a distribution of the balance of the participant’s account as a lump sum cash payment within one year of his or her termination of employment for any reason.

2004 Stock Incentive Plan

In January 2004, CPI Acquisition Corp. established the 2004 Stock Incentive Plan (“the 2004 Plan”) to provide an incentive for key employees, consultants, advisors and directors of CPI Holdco and its subsidiaries, and reserved 350,000 shares of CPI Holdco’s common stock for issuance under the 2004 Plan. In September 2004, an amendment was made to the 2004 Plan to increase the shares reserved for issuance under the 2004 Plan by 50,000. Awards under the 2004 Plan may include stock options, stock appreciation rights, restricted stock, stock awards or any combination thereof. Options granted under the 2004 Plan shall be, as determined by the compensation committee (the “Committee”) which is designated by the Board of Directors, non-qualified stock options or incentive stock options, as evidenced by the related award agreements. The option price shall be determined by the Committee, but with respect to incentive stock options, shall not be less than the fair market value on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the common stock on the date of grant and the options shall not be exercisable later than five years from the date of grant.

Options granted during fiscal year 2004 include both fixed and performance awards and expire ten years from the date of grant. The fixed awards vest at a rate of 20% per year. The performance awards also vest at a rate of 20% per year if the Company meets certain performance targets as of the last day of the fiscal year ending immediately prior to the performance vesting date. Although the Company met the fiscal year 2004 performance target and expects to meet future performance targets, no deferred compensation expense was incurred because the fair value of the Company’s stock was less than the option exercise price. As of October 1, 2004, there were 150,025 performance based options outstanding with an exercise price of $23.52 per share. Management was also granted 50,000 options at prices ranging from $23.52 to $36.00 per share that were fully vested at grant date during fiscal year 2004.

2000 Stock Option Plan

Stock options outstanding under Holding’s 2000 Stock Option Plan (“the 2000 Plan”) became 100% vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI Holdco (“Rollover Options”) or exercise their stock options. Management elected to rollover options to purchase 167,513 shares of common stock at prices ranging from $1.10 to $4.00 per share. The Rollover Options have a minimum price guarantee of $23.52 per share based on the Merger consideration value that would have been received at the closing of the Merger if the options had been exercised at that time. The Rollover Options are otherwise subject to the terms of the 2000 Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment No further options will be granted under the 2000 Plan.

Management Incentive Plan

CPI provides incentive bonuses to management if certain financial performance and individual goals are achieved. Financial performance goals are based upon earnings before interest, taxes, depreciation and amortization; and cash flow.

Equity Compensation Plan Information

	Number of	Weighted-	Number of Securities
	Securities to be	average	Remaining Available
	Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plan
Equity compensation plans approved by security holders (the 2000 Plan)	166,013	$1.74	—
Equity compensation plans not approved by security holders (the 2004 Plan)	360,535	$23.79	39,465

Employment Arrangements

The Company entered into an employment agreement dated March 19, 2002 with Joe Caldarelli. Pursuant to the employment agreement, Mr. Caldarelli is entitled to receive a base salary of $300,000. The Board of Directors has since approved periodic annual increases. Mr. Caldarelli is entitled to participate in the Management Incentive Plan and has a target bonus of one times his base salary. If the Company terminates Mr. Caldarelli’s employment (other than due to his conviction of a felony offense), he will be entitled to continued payment of base salary for a minimum of 18 months and a maximum of 30 months. During the severance period, Mr. Caldarelli generally will continue to participate in medical and all other benefit programs and will be entitled to receive his management incentive award for the entire year in which he is terminated.

The Company entered into substantially similar employment agreements, each dated September 30, 2002, with Robert Fickett and Joel Littman. Mr. Fickett is entitled to receive a base salary of $250,000 and Mr. Littman is entitled to receive a base salary of $144,000. These agreements include provisions for the base salary to be reviewed and adjusted at least annually. Each employment agreement provides that the executive is eligible to participate in the Management Incentive Plan, which plan is reviewed and approved annually by the board of directors. Pursuant to each employment agreement, if the Company terminates the executive’s employment (other than due to his conviction of a felony offense), that executive will be entitled to continued payment of base salary for 18 months. During the severance period, each executive generally will continue to participate in medical and all other benefit programs and will be entitled to receive his management incentive award for the entire year in which he is terminated.

The Company has employment letters, each dated November 2, 2002, with Don Coleman and Mike Cheng, which provide for an annual base salary of $159,000 and $155,000, respectively. The Company’s current practice is for each base salary to be reviewed and adjusted as appropriate. Each employment letter provides that the executive is entitled to participate in the Management Incentive Plan. Pursuant to each employment letter, if the executive is terminated without cause at any time during the two-year period following a change in control event, upon the executive’s execution of a general release, he will be entitled to continued payment of base salary and the continuation of employee benefits for 12 months, 100% of the management incentive award that otherwise would have been earned by him, and full outplacement services.

Compensation Committee Interlocks and Insider Participation

The Company recently formed a compensation committee consisting of Messrs. Targoff and Finley. All previous decisions on the compensation of executive officers and directors of the Company or any of its subsidiaries were made by the full board of directors. Prior to the formation of the compensation committee, Mr. Caldarelli and Mr. Fickett as members of the board abstained from voting on executive compensation matters. The compensation committee will make future decisions on the compensation of certain executive officers of the Company.

None of the directors or officers of the Company has any relationships that would require disclosure pursuant to Item 404 of Regulation of S-K (“Certain Relationships and Related Transactions”), except as described below and as disclosed in Item 13. From 1995 until the consummation of the Merger, Mr. Caldarelli, a director and the Chief Executive Officer of CPI Holdco, had a loan outstanding to the Company. The loan was incurred in 1995 to enable Mr. Caldarelli to purchase shares of the Company. The largest aggregate amount owing under this loan was approximately $72,500. The loan was repaid in full upon the consummation of the Merger. See also Item 13 “Certain Relationships and Related Transactions”.

Director Compensation

Individuals who are officers the Company and directors appointed by Cypress do not receive any compensation directly for their service on the board of directors of the Company. Each outside director receives compensation of $32,500 per year plus $1,250 for each Board or Committee meeting attended. Outside directors also are entitled to receive options to purchase shares of common stock of CPI Holdco under the 2004 Stock Incentive Plan. During fiscal year 2004, 4,500 options were granted each to Mr. Targoff and Mr. Toffales. The exercise price of the options is the fair value on the date of grant, such options vest at a rate of 20% per year and expire ten years from the date of grant.

During fiscal year 2004, Mr. Toffales also provided consulting services to the Company and was paid fees of $22,500.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 8, 2004 with respect to the beneficial ownership of the capital stock of CPI Holdco by (1) each person known to us to own beneficially more than 5% of the outstanding capital stock of CPI Holdco, (2) each director of CPI Holdco, (3) each of the Named Executive Officers, and (4) all executive officers and directors as a group.

	Nature and Amount		Percentage
	of Beneficial		of Class
Name of Beneficial Owner	Ownership (1)		(1)
The Cypress Group L.L.C.
Cypress Merchant Banking Partners II L.P	4,032,289	(2)	89.7%
c/o The Cypress Group L.L.C
65 East 55th Street, 28th Floor
New York, NY 10022
Cypress Merchant Banking II C.V.	171,419		3.8%
55th Street Partners II L.P.	38,912		*
Cypress Side-by-Side LLC	8,502		*
Michael Targoff	21,256		*
Chris Toffales	3,188		*
O. Joe Caldarelli	69,361	(3)	1.5%
Robert Fickett	45,063	(4)	1.0%
Joel Littman	25,250	(5)	*
Mike Cheng	20,500	(6)	*
Don Coleman	17,100	(7)	*
Executive officers and directors as a group (10 people)	212,718	(8)	4.7%

*	Represents less than 1% of total.

(1)	Applicable percentage of ownership includes 4,275,566 shares of common stock of CPI Holdco outstanding as of December 8, 2004 and 217,498 shares of common stock that a person or entity has the right to acquire within 60 days of December 8, 2004. The 217,498 shares are deemed outstanding for purposes of computing the number of shares beneficially owned by the person or entity holding such rights and the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the number of shares beneficially owned or the percentage ownership of any other person or entity, except with respect to the percentage ownership of all directors and executive officers as a group.

(2)	Includes 171,419 shares of common stock owned by Cypress Merchant Banking II C.V., 4,032,289 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 38,912 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 8,502 shares owned by Cypress Side-By-Side L.L.C. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Messrs. Jeffrey P. Hughes, James L. Singleton, David P. Spalding and James A. Stern, each of whom is a managing member of Cypress Associates II L.L.C., each disclaims ownership of the membership interests owned by the Cypress Funds. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. The address of each of the Cypress Funds and of Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, NY 10022.

(3)	Includes (a) 58,000 Rollover Options and (b) 10,000 stock options that were granted in fiscal year 2004 and 1,361 stock options that were issued to Canadian option holders as payment for Merger escrow proceeds, each under the 2004 Plan.

(4)	Includes 35,063 Rollover Options and 10,000 stock options that were granted in fiscal year 2004 under the 2004 Plan.

(5)	Includes 17,250 Rollover Options and 8,000 stock options that were granted in fiscal year 2004 under the 2004 Plan.

(6)	Includes 15,500 Rollover Options and 5,000 stock options that were granted in fiscal year 2004 under the 2004 Plan.

(7)	Includes 12,100 Rollover Options and 5,000 stock options that were granted in fiscal year 2004 under the 2004 Plan.

(8)	Includes (a)148,913 Rollover Options and (b) 38,000 stock options that were granted in fiscal year 2004 and 1,361 stock options that were issued to Canadian option holders as payment for Merger escrow proceeds, each under the 2004 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

For information, see Item 11, “Executive Compensation”, for a discussion of the features of the 2004 Stock Incentive Plan and the 2000 Stock Option Plan.

Item 13: Certain Relationships and Related Transactions

In connection with the Merger, the Company paid merger fees for financial advisory and investment banking services of $1.2 million to Leonard Green & Partners, L.P. (“LGP”), an affiliate of the general partner of Green Equity Investors II, L.P., Holding’s former majority stockholder, $2.5 million to Cypress Advisors, an affiliate of the general partner of Cypress Merchant Bank Partners II, L.P., CPI Holdco’s majority stockholder, and $0.3 million to Chris Toffales, a director of the Company. The financial advisory fees paid to Chris Toffales were for services performed prior to his appointment to the Company’s Board of Directors.

In March 2004, Mr. Targoff and Mr. Toffales purchased 21,256 and 3,188 shares of common stock of the Company, respectively, at a price of $23.52 per share.

Holding had a management services agreement with LGP to pay approximately $0.4 million, plus out-of-pocket expenses, annually to LGP. Certain individuals who were stockholders of the general partner of LGP were members of the Board of Directors of Holding and CPI. The management services agreement provided for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. For the 16-week period ended January 22, 2004 and for fiscal year 2003, the Company paid $0.1 million and $0.4 million to LGP, respectively.

In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for the shares of common stock purchased pursuant to such plan (the “Management Shares”) by delivery of a secured promissory note (collectively, the “Management Notes”) to Holding. The aggregate principal amount of such Management Notes was $0.9 million as of October 3, 2003. Of this amount, $0.7 million was secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and was guaranteed by Varian. The balance of $0.2 million was secured by a pledge of approximately 91% of the Management Shares issued, but was not guaranteed by Varian. The interest rate on the Management Notes outstanding principal were at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d)

for obligations of a term equal to the then-remaining term of such note. In connection with the Merger, the Management Notes were paid in full.

In November 2003, Green Equity Investors III, L.P., an affiliate of GEI II, purchased from an independent third party all of the outstanding shares of CPI’s Junior Preferred Stock and approximately 60% of the shares of CPI’s Senior Preferred Stock.

Item 14: Principal Accountant Fees and Services

KPMG LLP has served as our independent registered public accounting firm since 1995. The following table sets for the aggregate fees billed by KPMG for professional services during fiscal 2004 and 2003 on behalf of the Company, as well as out-of-pocket costs incurred in connection with these services:

	Fiscal Year
(Dollars in Thousands)	2004	2003
Audit Fees	$538	$423
Audit- Related Fees	333	22
Tax Fees	186	57

Total	$1,057	$502

Audit Fees. Consists of fees for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”, and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements. These services include consultations in connection with acquisitions and advice on other accounting-related matters. In fiscal year 2004, these fees were primarily comprised of services for consulting related to accounting matters and due diligence services related to CPI Holdco.

Tax Fees. Consists of fees for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters.

Pre-Approval of Services Required

Under the policies and procedures established by the Board of Directors of CPI Holdco, all engagements for audit and permissible non-audit services to be provided by our independent auditor must be pre-approved by the audit committee, or if there is none, the entire board of directors (the “Audit Committee”). Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee.

Company management and the applicable independent auditor will each confirm to the Audit Committee that each non-audit service submitted for pre-approval is permissible under all applicable legal requirements. The term of any pre-approval pursuant to the policy shall be twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations. The Audit Committee may delegate pre-approval authority to one or more of its members provided that such member(s) is not a member of management. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, company structure or other matters. In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide. The Audit Committee believes that the provision of audit-related services and/or tax services does not impair the independence of the auditor, and therefore the Audit Committee may pre-approve such services.

In addition, the Audit Committee may grant pre-approval to non-audit services not described above that it believes are routine and recurring services, provided that the Audit Committee cannot approve any services that constitute prohibited non-audit services under SEC rules. With respect to each proposed pre-approved service, the independent auditor will provide back-up documentation, which will be provided to the Audit Committee regarding the specific services to be provided.

The Audit Committee has determined that the non-audit services provided by KPMG LLP are compatible with maintaining the independence of KPMG LLP.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statement Schedule

See Schedule II Valuation and Qualifying Accounts, page 69.

(b)	Reports on Form 8-K

None.

(d)	Exhibits,

See Exhibits, page 71.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Holdco, Inc.:

We have audited the accompanying consolidated balance sheets of CPI Holdco, Inc. and subsidiaries (Successor) as of October 1, 2004, and of Communications & Power Industries Holding Corporation and subsidiaries (Predecessor) as of October 3, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the 36-week period ended October 1, 2004 (Successor period), and for the 16-week period ended January 22, 2004, the 53-week period ended October 3, 2003, and the 52-week period ended September 27, 2002 (Predecessor periods). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the companies’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of CPI Holdco, Inc. and subsidiaries as of October 1, 2004, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of October 3, 2003, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 23, 2004, CPI Holdco, Inc. acquired all of the outstanding stock of Communications & Power Industries Holding Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 1 to the consolidated financial statements, effective September 28, 2002, the Predecessor adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/KPMG LLP

Mountain View, California
December 8, 2004

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Fiscal Year-End
	2004	2003
	Successor	Predecessor
Assets
Current Assets
Cash and cash equivalents	$40,476	33,751
Restricted cash	2,279	—
Accounts receivable, net	35,914	33,128
Inventories	38,074	37,358
Deferred tax assets	12,285	—
Prepaid and other current assets	3,796	2,210

Total current assets	132,824	106,447
Property, plant, and equipment, net	70,127	52,947
Debt issue costs, net	8,910	2,285
Intangible assets, net	78,481	1,140
Goodwill	139,614	19,149
Other long-term assets	1,251	—

Total assets	$431,207	181,968

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities
Current portion of senior term loan	$3,944	—
Mortgage financing	—	17,500
Accounts payable	15,790	15,624
Accrued expenses	20,939	21,445
Product warranty	6,074	5,401
Income taxes payable	1,661	3,584
Accrued dividends payable	—	15,449
Advance payments from customers	12,031	10,203

Total current liabilities	60,439	89,206
Deferred income taxes	39,118	—
Advance payments from sale of San Carlos property	13,450	—
Senior term loan	85,606	—
Senior subordinated notes	125,000	100,000

Total liabilities	323,613	189,206

Senior Redeemable Preferred Stock of CPI ($.01 par value, 325,000 shares authorized; zero and 297,346 shares issued and outstanding in 2004 and 2003, respectively; liquidation preference $100 per share)	—	28,907

Junior Preferred Stock of CPI ($.01 par value, 525,000 shares authorized; zero and 299,541 shares issued and outstanding in 2004 and 2003, respectively; liquidation preference $100 per share)	—	29,300

Commitments and contingencies
Stockholders’ Equity (Deficit)
Common stock ($0.01 par value, 5,500,000 and 6,500,000 shares authorized in 2004 and 2003, respectively; 4,275,566 and 5,008,172 shares issued and outstanding in 2004 and 2003, respectively)	43	50
Additional paid-in capital	103,534	21,519
Deferred stock compensation	—	(1,289)
Stockholder loans	—	(1,256)
Accumulated other comprehensive income	1,369	—
Retained earnings (deficit)	2,648	(84,469)

Net stockholders’ equity (deficit)	107,594	(65,445)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$431,207	181,968

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	36-Week	16-Week	Fiscal Year
	period ended	period ended
	October 1,	January 22,	2003	2002
	2004	2004
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Sales	$202,266	79,919	265,434	251,245
Cost of sales	135,672	56,189	183,957	192,189
Amortization of acquisition-related inventory write-up	5,500	—	—	—

Gross profit	61,094	23,730	81,477	59,056

Operating costs and expenses:
Research and development	5,253	2,200	6,860	5,873
Selling and marketing	11,082	4,352	15,650	16,073
General and administrative	12,696	6,033	17,939	19,777
Merger expenses	—	6,374	—	—
Amortization of acquisition-related intangible assets	13,498	—	—	—
Acquired in-process research and development	2,500	—	—	—
(Gain) loss on sale of Solid State Products Division (SSPD)	—	—	(136)	3,004

Total operating costs and expenses	45,029	18,959	40,313	44,727

Operating income	16,065	4,771	41,164	14,329
Interest expense, net	10,518	8,902	14,540	16,508

Income (loss) before taxes	5,547	(4,131)	26,624	(2,179)
Income tax expense	2,899	439	10,076	4,554

Net income (loss)	2,648	(4,570)	16,548	(6,733)
Preferred dividends:
Senior redeemable preferred stock	—	3,861	5,911	5,151
Junior preferred stock	—	2,382	3,851	3,356

Net income (loss) attributable to common stock	$2,648	(10,813)	6,786	(15,240)

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME

(in thousands, except shares)

						Accumulated
			Additional	Deferred		Other	Retained
		Common	Paid-in	Stock	Stockholder	Comprehensive	Earnings
	Shares	Stock	Capital	Compensation	Loans	Income	(Deficit)	Total
Predecessor
Balances, September 28, 2001	4,908,172	$49	19,111	—	(1,181)	—	(75,587)	(57,608)

Net loss	—	—	—	—	—	—	(6,733)	(6,733)
Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	—	—	(214)	(214)
Dividends on senior redeemable preferred stock	—	—	—	—	—	—	(5,151)	(5,151)
Payment of dividends on junior preferred stock	—	—	—	—	—	—	(3,356)	(3,356)
Interest accrued on stockholder loans	—	—	—	—	(42)	—	—	(42)

Balances, September 27, 2002	4,908,172	$49	19,111	—	(1,223)	—	(91,041)	(73,104)

Net income	—	—	—	—	—	—	16,548	16,548
Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	—	—	(214)	(214)
Dividends on senior redeemable preferred stock	—	—	—	—	—	—	(5,911)	(5,911)
Payment of dividends on junior preferred stock	—	—	—	—	—	—	(3,851)	(3,851)
Issuance of stock options at less than fair value	—	—	1,509	(1,289)	—	—	—	220
Interest accrued on stockholder loans	—	—	—	—	(33)	—	—	(33)
Sale of common stock at less than fair value	100,000	1	899	—	—	—	—	900

Balances, October 3, 2003	5,008,172	$50	21,519	(1,289)	(1,256)	—	(84,469)	(65,445)

Net loss	—	—	—	—	—	—	(4,570)	(4,570)
Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	—	—	(829)	(829)
Amortization of discount and issue costs on junior preferred stock	—	—	—	—	—	—	(653)	(653)
Dividends on senior redeemable preferred stock	—	—	—	—	—	—	(3,861)	(3,861)
Payment of dividends on junior preferred stock	—	—	—	—	—	—	(2,382)	(2,382)
Amortization of deferred stock based compensation	—	—	—	1,289	—	—	—	1,289
Interest accrued on stockholder loans			—	—	(10)		—	(10)

Balances, January 22, 2004	5,008,172	$50	21,519	—	(1,266)	—	(96,764)	(76,461)

Successor
Net income	—	—	—	—	—	—	2,648	2,648
Unrealized gain on cash flow hedges, net of tax		—	—	—	—	1,369	—	1,369

Comprehensive income								4,017
Common stock issued under stock option plans	136,537	1	363	—	—	—	—	364
Elimination of Predecessor equity from merger transaction	(5,144,709)	(51)	(21,882)	—	—	—	96,764	74,831
Repayment of stockholders loans	—	—	—	—	1,266	—	—	1,266
Issuance of common stock to Cypress, net of issue costs	4,251,122	43	97,457	—	—	—	—	97,500
Value of Predecessor stock options assumed in merger	—	—	5,039	—	—	—	—	5,039
Income tax benefit from the exercise of Predecessor stock options	—	—	463	—	—	—	—	463
Sale of common stock to directors	24,444	—	575	—	—	—	—	575

Balances, October 1, 2004	4,275,566	$43	103,534	—	—	1,369	2,648	107,594

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	36-Week	16-Week
	period ended	period ended	Fiscal Year
	October 1,	January 22,
	2004	2004	2003	2002
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Operating Activities
Net cash provided by operating activities	$9,658	8,213	35,261	44,020

Investing Activities
Purchase of Predecessor’s net assets, net of cash acquired	(113,130)
Proceeds from sale of SSPD division	—	—	136	926
Advance payments from sale of San Carlos property	13,450	—	—	—
Expenses relating to sale of San Carlos property	(451)	—	—	—
Purchase of property, plant, and equipment	(3,317)	(459)	(3,067)	(3,378)

Net cash used in investing activities	(103,448)	(459)	(2,931)	(2,452)

Financing Activities
Retirement of debt and preferred stock:
Senior subordinated notes	(74,000)	(26,000)	—	—
Senior redeemable preferred stock	(29,735)	—	—	—
Junior preferred stock	(32,336)	—	—	—
Dividends on senior preferred stock	(19,310)	—	—	—
Mortgaging financing	(17,500)	—	—	—
Proceeds from/(payment for) the issuance of debt:	—	—	—	—
Senior subordinated notes	125,000	—	—	—
Senior term loan	90,000	—	—	—
Debt issue costs	(9,653)	—	(339)	(101)
Proceeds from the repayment of Predecessor stockholder loans	1,266	—	—	—
Net proceeds from the issuance of common stock	98,075	—	110	—
Repayment of senior term loan	(450)	—	—	(20,000)
Repayments on capital leases	—	—	(45)	(964)
Repayments on revolving credit facility	—	—	—	(21,293)
Repayments on mortgage refinancing	—	—	(250)	(250)
Payment of insurance escrow deposit	(90)	—	—	—
Proceeds from the exercise of stock options	364	—	—	—
Net proceeds (repayments) from bank overdraft	2,635	(1,639)	(779)	861

Net cash provided by (used in) financing activities	134,266	(27,639)	(1,303)	(41,747)

Net Increase (Decrease) in Cash and Cash Equivalents	40,476	(19,885)	31,027	(179)
Cash and cash equivalents at beginning of period	—	33,751	2,724	2,903

Cash and cash equivalents at end of period	$40,476	13,866	33,751	2,724

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	36-Week	16-Week
	period ended	period ended	Fiscal Year
	October 1,	January 22,
	2004	2004	2003	2002
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Detail of Net Cash Provided by Operating Activities
Net income (loss)	$2,648	(4,570)	16,548	(6,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,072	1,529	5,820	9,240
Amortization of deferred debt issue costs	743	2,285	1,383	1,629
Amortization of goodwill and intangibles	13,679	249	473	2,064
Amortization of acquisition-related inventory write-up	5,500	—	—	—
Allowance for doubtful accounts	81	28	133	331
Net (gain) loss on the sale of SSPD	—	—	(136)	3,004
Compensation expense from stock issued at less than fair value	—	—	790	—
Compensation expense from stock options issued at less than fair value	—	1,289	220	—
Unrealized gain on cash flow hedge	40	—	—	—
Acquired in-process research and development	2,500	—	—	—
Deferred income taxes	(7,248)	—	—	3,500
Loss on liquidation of capital lease	—	—	—	73
Interest accrued on stockholder loans	—	(10)	(33)	(42)
Asset impairment loss	—	—	—	508
Net loss on the disposition of assets	197	7	92	187
Changes in operating assets and liabilities:
Restricted cash	(2,279)	—	—	—
Accounts receivable	(6,408)	3,513	(3,096)	15,705
Inventories	34	(750)	3,422	16,175
Prepaids and other current assets	(290)	235	427	(437)
Accounts payable	(388)	(446)	2,292	(1,672)
Accrued expenses	(7,573)	7,067	3,114	817
Product warranty	235	438	578	618
Income taxes payable	2,545	(1,909)	625	652
Advance payments from customers	2,570	(742)	2,609	(1,599)

Net cash provided by operating activities	$9,658	8,213	35,261	44,020

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$14,762	2,027	13,298	15,528
Cash paid for taxes, net of refunds	$7,599	2,434	8,628	1,191
Supplemental Disclosures of Noncash Investing and and Financing Activities
Dividends on senior preferred stock	$—	3,861	5,911	5,151

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Description of Business

CPI Holdco, Inc. (“CPI Holdco”), through its wholly owned subsidiary, Communications & Power Industries, Inc. (“CPI”) develops, manufactures and distributes microwave and power grid vacuum electron devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates five manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

     Parent Company

For periods ending prior to January 23, 2004, the accompanying consolidated financial statements represent the consolidated results and financial position of Communications & Power Industries Holding Corporation (“Holding” or the “Predecessor”). As more fully described in Note 2, on January 23, 2004, the Predecessor merged (the “Merger”) with CPI Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of CPI Holdco, Inc. (the “Successor”), a Delaware corporation formerly known as CPI Acquisition Corp., controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). As a result of the Merger, the Predecessor became a wholly owned subsidiary of CPI Holdco. The financial statements for periods subsequent to January 22, 2004 represent the consolidated financial statements of CPI Holdco after giving effect to the Merger. References to the “Company” refer to the Predecessor prior to the Merger and the Successor post-Merger. The Successor parent company is CPI Holdco while the Predecessor parent company is Holding.

     Principles of Consolidation

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

     Fiscal Year

The Company’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2004 was comprised of the 16-week period ending January 22, 2004 and the 36-week period ending October 1, 2004, fiscal year 2003 was comprised of the 53-week period ended October 3, 2003 and fiscal year 2002 was comprised of the 52-week period ending September 27, 2002.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Generally, the Company requires no collateral from its customers, and the Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of its bad debts. Historical credit losses have been within management’s expectations, and most transactions with third world economies are backed by letters of credit.

The Company is self insured for certain losses relating to workers’ compensation. The self insurance accrual is based on claims filed and an estimate for significant claims incurred but not reported.

     Cash and Cash Equivalents

Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents. As of October 1, 2004 and October 3, 2003, cash equivalents were $37.3 million and $29.5 million, respectively.

     Restricted Cash

Restricted cash is primarily comprised of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the customers’ sales contract is complete.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

     Inventories

Inventories are stated at the lower of average cost or market (net realizable value).

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Management personnel play a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Management also evaluates the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If estimated costs, based on these analyses, for fixed-price contracts, which represent virtually all of the Company’s contracts, are significantly higher than originally estimated, provisions are also required, and in such a case, the Company records a reserve that is charged to costs of goods sold in the period in which they first become determinable.

     Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings and land improvements, 20 to 25 years; machinery and equipment, 7 to 12 years; and office furniture and equipment, 5 to 10 years.

Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis under the caption “General and administrative” in the accompanying Consolidated Statements of Operations.

     Goodwill and Intangible Assets

At the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Had the Company been accounting for its goodwill under SFAS No. 142 for all fiscal years presented, the Company’s net loss would have been $0.9 million less than reported for fiscal year 2002.

The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, or earlier if an event or circumstance indicates that an impairment loss has occurred. Goodwill and certain other corporate assets and

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are compared to their carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill. During fiscal years 2004 and 2003, no goodwill or intangible asset impairment losses were recorded.

Prior to fiscal year 2003, the Company amortized goodwill on a straight-line basis over 15 to 25 years and evaluated goodwill for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” at the beginning of fiscal year 2003. SFAS No. 144 requires that the Company assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. During fiscal years 2004 and 2003, no impairment losses for property, plant and equipment and amortizable intangible assets was recorded.

     Product Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations.

     Deferred Debt Issue Costs

Costs incurred related to the issuance of CPI’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for the revolving commitment, term loan and 8% Senior Subordinated Notes (“8% Notes”) are amortized over a period of 6 years, 6.5 years and 8 years, respectively. Due to refinancing at the Merger closing date, the Predecessor’s $1.8 million unamortized balance of deferred debt issue costs were charged to interest expense on January 22, 2004. As of October 1, 2004, deferred debt issue costs were $9.6 million and accumulated amortization was $0.7 million.

     Senior Redeemable Preferred Stock

CPI’s Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock (the “Senior Preferred Stock”) was issued in units with an aggregate of 262,500 shares of common stock of Holding. The fair value of the shares of Holding’s common stock issued, and the issue costs associated with the issuance of the Senior Preferred Stock, are reflected as a reduction of the Senior Preferred Stock issued and were being amortized by a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method. CPI redeemed all of the outstanding Senior Preferred stock effective January 23, 2004.

     Comprehensive Income

Comprehensive income includes net income as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains and losses on cash flow hedge contracts, net of tax.

     Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     Business Risks and Credit Concentrations

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

     Derivative Financial Instruments

The Company enters into derivative financial instruments primarily to protect financial performance against the effects of foreign currency fluctuations from certain firmly committed transactions and probable but not firmly committed transactions. The Company may also enter into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries. The Company does not use derivative contracts for speculative purposes.

The Company uses forward contracts to protect against forecasted expenses and inventory purchases denominated in the Canadian dollar. These instruments are designated as cash flow hedges and are accounted for based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company initially records the effective portion of the gain or loss on the forward contracts in other comprehensive income as a separate component of stockholder’s equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings in the same financial statement line items as the changes in the value of the hedged item. The ineffective portion of the gain or loss, if any, is immediately reported in the caption “General and administrative” on the Consolidated Statements of Operations. The Company assesses the effectiveness of its forward contracts on a monthly basis.

The Company records all derivatives on the balance sheet at fair value using quoted market prices.

     Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency gains and losses are reported on a net basis in the caption “General and administrative” on the Consolidated Statements of Operations.

     Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, Term Loan (as defined below) and 8% Notes. The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of the Term Loan is approximately equal to the reported balance based on current interest rates for similar debt. The fair value of the 8% Notes based on quoted market prices or pricing models using current market rates is a premium of 4.25% over the principal amount as of October 1, 2004.

     Stock-based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current fair value of the underlying stock exceeded the exercise price at the measurement date. The measurement date is the grant date when both (1) the number of shares that an employee is entitled to receive, and (2) the option or purchase price, if any, are known at the grant or award date (i.e. fixed award). However, when either or both of these factors are not known at the grant or award date (i.e., performance award), the Company estimates total compensation cost each period from the date of grant or award to the measurement date based on the fair value of the Company’s stock at the end of each period. Deferred compensation cost is allocated to expense over the periods in which the employee performs the related services.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CPI Holdco has a Compensation Committee, which determines the exercise price of stock option awards. On an annual basis, CPI receives a fair value appraisal of its common stock from a third party to assist with establishing exercise prices for stock option grants.

During fiscal year 2003, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. The deferred stock compensation cost associated with these stock options was being amortized as a charge against income under the caption “General and administrative” in the Consolidated Statement of Operations on a straight-line basis over the four year vesting period. These options became fully vested at the time of the Merger. The unrecognized deferred stock compensation was recognized at the time of the Merger. During fiscal year 2004, the Company granted both fixed and performance awards at prices that were equal to or greater than the fair value of the Company’s stock.

Stock-based compensation has been determined under the fair value based method and has been calculated using accelerated vesting as prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

	36-Week	16-Week
	period ended	period ended	Fiscal Year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
Net income (loss) as reported	$2,648	(4,570)	16,548	(6,733)
Add: Stock-based compensation included in net income (loss) determined under the the intrinsic value method, net of tax	—	1,289	220	—
Deduct: Stock-based compensation determined under fair value based method, net of tax	415	227	533	40

Pro forma net income (loss)	$2,233	(3,508)	16,235	(6,773)

     Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. Net operating results have not been affected by these reclassifications.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue No. 03-01 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. Issue No. 03-01 was initially to be effective for reporting periods beginning after June 15, 2004. In December 2004, the FASB decided to reconsider its guidance on this Issue. The Company does not expect the adoption of EITF No. 03-01 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

inventory costs incurred during fiscal years beginning after June 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, that the Company currently uses. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005, or for our fiscal year 2007, as a nonpublic entity as defined by SFAS No. 123R. The Company has not yet determined the impact of applying the provisions of SFAS No. 123R.

2. Mergers

     Cypress Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, Merger Sub, merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares of common stock of CPI Holdco. The fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004. Members of Holding management that were residents of Canada received 1,485 shares of common stock of CPI Holdco as payment of Merger escrow proceeds for their Holding stock options.

In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of the remaining $74.0 million outstanding aggregate principal amount of its 12% Senior Subordinated Notes (“12% Notes”) and redeemed the 12% Notes in full, each pursuant to the terms of the Indenture governing the 12% Notes (the “12% Indenture”). In addition, CPI terminated its credit facility, and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock (the “Junior Preferred Stock”) and the Senior Preferred Stock.

The Merger transaction was accounted for using the purchase method of accounting as required by the SFAS 141, “Business Combinations”. Accordingly, the assets acquired and liabilities assumed were recorded at fair value and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed at January 23, 2004 (in thousands):

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash	$13,866
Accounts receivable	29,587
Inventory, including $5.5 million of fair value write-up	43,608
Other current assets	3,241
Property, plant and equipment	70,079
Identifiable intangible assets	92,160
Acquired in-process research and development	2,500
Goodwill	139,614
Debt and preferred stock	(172,881)
Deferred tax liabilities, net	(33,169)
Other liabilities	(56,934)

Total	$131,671

The $2.5 million of acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility on January 23, 2004 and had no alternative future use. Accordingly, this amount was written off at the Merger date. The value assigned to acquired in-process research and development is related to technology application projects involving development of VED’s for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications.

The following unaudited pro forma summary presents information as if the Merger had taken place at the beginning of each period presented. The pro forma amounts include certain adjustments, including depreciation based on the allocated purchase price of property and equipment, amortization of finite lived intangible assets acquired, interest expense and taxes. As more fully described in Note 5, “Change in Accounting Estimate”, the pro forma depreciation expense reflects the useful lives in effect prior to the Merger closing date. One-time charges for the inventory write-up, merger expenses, acquired in-process research and development and backlog amortization, net of applicable taxes, are excluded from the pro forma net income amounts (in thousands):

	Fiscal year
	2004	2003
Sales	$282,185	$265,434
Pro forma net income	$16,313	$11,640

     Corporate Reorganization

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

3. Balance Sheet Components

     Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $0.7 million at the end of fiscal year 2004, and $0.6 million at the end of fiscal year 2003.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     Inventories

	Fiscal Year-End
(Dollars in thousands)	2004	2003
Raw material and parts	$23,500	26,330
Work in process	10,067	8,786
Finished goods	4,507	2,242

Total net inventory	$38,074	$37,358

     Property, Plant, and Equipment

	Fiscal Year-End
(Dollars in thousands)	2004	2003
Land and land leaseholds	$20,955	36,243
Buildings	23,669	21,261
Machinery and equipment	27,157	54,332
Leased equipment	—	3,450
Construction in progress	1,393	1,074

	73,174	116,360
Less accumulated depreciation and amortization	(3,047)	(63,413)

Net property, plant and equipment	$70,127	52,947

     Accrued Expenses

	Fiscal Year-End
(Dollars in thousands)	2004	2003
Payroll and employee benefits	$13,484	12,843
Accrued interest	1,835	2,108
Non-income taxes	604	1,068
Other	5,016	5,426

Total accrued expenses	$20,939	21,445

     Product Warranty

	Fiscal Year
(Dollars in thousands)	2004	2003
Beginning accrued warranty	$5,401	4,823
Cost of warranty claims	(4,527)	(4,883)
Accruals for product warranty	5,200	5,461

Ending accrued warranty	$6,074	5,401

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Goodwill and Other Intangible Assets

     Goodwill

The following table summarizes goodwill by reportable segment:

	Fiscal Year-End
(Dollars in thousands)	2004	2003

VED’s	$125,769	13,491
Satcom equipment	13,845	5,658

Total	$139,614	19,149

     Intangible Assets

As of October 1, 2004, the carrying amount of intangible assets is as follows (in thousands):

	Weighted Average		Accumulated
	Useful Life (years)	Gross	Amortization	Net
Technology	37	$58,500	$(1,350)	$57,150
Customer backlog	1	17,450	(12,148)	5,302
Land lease	45	11,810	(181)	11,629
Trade name	indefinite	4,400	—	4,400

Total purchased intangible assets		$92,160	$(13,679)	$78,481

As of October 3, 2003, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.8 million. The weighted average useful life of the intangible assets as of October 3, 2003 was 5 years.

Intangible amortization expense was $13.7 million, $0.2 million, $0.5 million and $0.4 for the 36-week period ended October 1, 2004, the 16-week period ended January 22, 2004, the 53-week period ended October 3, 2003, and the 52-week period ended September 27, 2002, respectively. In the consolidated statement of operations for the 36-week period ended October 1, 2004, intangible amortization expense of $13.5 million and $0.2 million was reported under the caption “Amortization of acquisition-related intangible assets” and “Cost of sales”, respectively. Amortization expense for these intangible assets for the next five fiscal years is projected to be approximately $7.5 million in fiscal year 2005 and $2.2 million per year thereafter.

5. Change in Accounting Estimate

As a result of an appraisal performed by an independent third party in connection with the Merger purchase price allocation during the second quarter ended April 2, 2004, the Company revised the useful lives of its property, plant and equipment to reflect the current economic useful life of its assets. The change in useful lives resulted in a decrease in depreciation expense for the 36-week period ended October 1, 2004 of approximately $1.2 million. The following table summarizes the historical and revised useful lives for the main components of property, plant and equipment:

		Historical
	Revised Useful	Useful Life
Asset Category	Life (Years)	(Years)
Buildings	25	20
Land improvements	20	15
Process equipment	12	7
Machinery and equipment	7 to 12	5 to 7
Office furniture and equipment	5 to 10	5

6. Senior Credit Facility

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Senior Credit Facility”). This Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and collateralized by a security agreement, which provides for a security interest in certain property and fixtures.

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

In addition, the Senior Credit Facility requires CPI and its subsidiaries to maintain the following financial covenants: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation. At October 1, 2004, CPI is in compliance with all Senior Credit Facility covenants.

Effective November 29, 2004, CPI amended and restated the Senior Credit Facility. The primary changes to the amended and restated Senior Credit Facility are as follows: a permanent reduction in the Term Loan margin by 0.50%; for purposes of calculating the annual prepayment based on excess cash flow, cash paid for Econco Broadcast Service, Inc. (see Note 22, “Subsequent Event”) shall be deemed to have been made in fiscal year 2004; and the ability to increase the Term Loan by up to $75 million, in increments of not less than $25 million, conditioned upon meeting certain financial covenants, under similar terms to existing Term Loans, but which will be established at the time of the additional borrowing.

The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. The Term Loan also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI is required to make an ECF payment of $3.9 million, which will be applied pro rata against the remaining scheduled installments of principal due up to, but not including, the September 30, 2009 scheduled principal installment. As of October 1, 2004, the balance outstanding on the Term Loan was $89.6 million and the future minimum principal payments for the next five years are as follows (in thousands):

Fiscal year	Amount
2005	$3,944
2006	88
2007	88
2008	88
2009	21,386
Thereafter	63,956

Total	$89,550

There have been no borrowings on the Revolver. At October 1, 2004, the amount of outstanding letters of credit provided for under the Senior Credit Facility was $4.8 million and is comprised of the following: $0.7 million for performance bond guarantees, $2.7 million for insurance guarantees, $1.1 million for Predecessor letter of credit guarantees and $0.3 million for other guarantees. During fiscal year 2004, $0.5 million was repaid against the Term Loan.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Senior Subordinated Notes of CPI

8% Senior Subordinated Notes

In connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of 8% Notes which will mature in their entirety on February 1, 2012; there are no sinking fund requirements. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (the “8% Indenture”) contains restrictive covenants which, among other things, limit CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The Company is in compliance with the covenants contained in the 8% Indenture as of October 1, 2004. The payment of principal, premium and interest on, and other obligations evidenced by the 8% Notes is subordinated in right of payment, as set forth in the 8% Indenture, to the prior payment in full of all senior debt (as defined in the 8% Indenture), including indebtedness under the Senior Credit Facility, whether outstanding on the date of the 8% Indenture or thereafter incurred. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

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

8. Senior Preferred Stock of CPI

At the closing of the Merger, CPI redeemed all of the outstanding shares of the Senior Preferred Stock and unpaid dividends were paid in full.

Dividends on the Senior Preferred Stock accrued at the rate of 14% per annum and were payable quarterly, commencing on November 1, 1995. Until August 1, 2000, stock dividends were declared; after August 1, 2000, cash dividends were accrued.

9. Junior Preferred Stock of CPI

At the closing of the Merger, CPI redeemed all of the outstanding shares of its Junior Preferred Stock.

Dividends on the Junior Preferred Stock accrued at the rate of 14% per annum and were payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI was required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 23,955, 38,509, and 33,557 shares of Junior Preferred Stock for the 16-week period ended January 22, 2004 and for fiscal years 2003 and 2002, respectively.

10. Financial Instruments

The Company currently uses only derivatives that are designated as cash flow hedges as prescribed by SFAS No. 133. At October 1, 2004, the Company had forward contracts maturing through March 10, 2006 to purchase Canadian dollars for an aggregate notional amount of $30.0 million. At October 1, 2004, the fair value of the foreign currency forward was $2.2 million and the unrealized gain was approximately $1.4 million, net of related tax expense. The unrealized gains from these forwards are included in other comprehensive income and are shown as a component of stockholders’ equity.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11. Leases

At October 1, 2004, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. A summary of future minimum lease payments follows:

(Dollars in thousands)	Operating	Sublease
Fiscal Year	Leases	Income
2005	$1,118	$16
2006	437	—
2007	224	—
2008	112	—
2009	61	—
Thereafter	2,419	—

Total future minimum lease payments	$4,371	$16

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.0 million, $0.4 million, $1.3 million, and $1.3 million, for the 36-week period ended October 1, 2004, the 16-week period ended January 22, 2004, and for fiscal year 2003 and 2002, respectively.

12. Contingencies and Commitments

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of October 1, 2004, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

The Company has entered into employment agreements with certain members of executive management that include provisions for the continued payment of salary, benefits and a pro-rata portion of annual bonus upon employment termination for periods ranging from 12 months to 30 months.

13. Segments and Related Information

The Company has two reportable segments: VED’s and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports either to the Chief Operating Officer, who in turns reports to the Chief Executive Officer (“CEO”), or directly to the CEO.

The CEO evaluates performance and allocates resources to each of these operating units based on the Company’s principal performance measure, earnings before interest, income taxes, depreciation and amortization and certain other non-cash charges (“EBITDA”). These four operating units have similar economic characteristics as measured by EBITDA. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the VED will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post sales support. Its products are distributed through the Company’s direct sales force and independent sales representatives.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Sales and marketing, and certain finance and administration expenses are allocated to the operating units and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for SSPD, which was sold in September 2002 and did not meet the quantitative thresholds to be reported separately, and certain unallocated corporate-level operating expenses.

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
Sales from external customers
VED’s	$175,294	69,048	219,870	202,978
Satcom equipment	26,972	10,871	45,564	45,432
Other	—	—	—	2,835

Total	$202,266	79,919	265,434	251,245

Intersegment product transfers
VED’s	$10,907	4,070	15,662	12,527
Satcom equipment	20	—	—	—
Other	—	—	—	952

Total	$10,927	4,070	15,662	13,479

Capital expenditures
VED’s	$2,958	403	2,612	3,086
Satcom equipment	67	23	352	87
Other	292	33	103	205

Total	$3,317	459	3,067	3,378

EBITDA
VED’s	$46,080	15,889	50,850	37,300
Satcom equipment	1,047	(229)	4,183	672
Other	(14,311)	(9,111)	(7,576)	(9,306)

Total	$32,816	6,549	47,457	28,666

	As of fiscal year-end
(Dollars in thousands)	2004	2003	2002
Total assets
VED’s	$326,268	94,671	91,608
Satcom equipment	33,186	13,045	14,207
Other	71,753	74,252	50,374

Total	$431,207	181,968	156,189

A reconciliation of EBITDA from reportable segments to income (loss) before taxes is as follows:

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
Segment EBITDA	$32,816	6,549	47,457	28,666
Less:
Depreciation and amortization	16,751	1,778	6,293	11,304
Other	—	—	—	3,033
Interest expense, net	10,518	8,902	14,540	16,508

Income (loss) before taxes	$5,547	(4,131)	26,624	(2,179)

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In fiscal year 2002, “Other” represents non-cash charges of $2.5 million resulting from the write-off of goodwill in conjunction with the sale of SSPD and $0.5 million related to impairment of equipment used in the satcom equipment segment.

CPI’s operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI’s sales to geographical regions is presented in the table below. Sales to unaffiliated customers are based on the location of the customer. There are no individual foreign countries in which sales are considered material.

Sales by geographic area are as follows:

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
United States	$144,569	52,417	175,880	175,060
All foreign countries	57,697	27,502	89,554	76,185

Total sales	$202,266	79,919	265,434	251,245

The United States Government is the only customer that accounted for 10% or more of consolidated sales in fiscal years 2004, 2003 and 2002. Sales to the United States Government were $42.6 million, $17.0 million, $51.3 million, and $43.9 million, for the 36-week period ended October 1, 2004, the 16-week period ended January 22, 2004, and for fiscal year 2003 and 2002, respectively. Accounts receivable from this customer represented 21% of consolidated accounts receivable at fiscal year end 2004 and 2003. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products as well.

14. Sale of Solid State Products Division

On September 26, 2002, the Company sold its Solid State Products Division (“SSPD”) to KMIC Technology Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest was due October 1, 2003 with the remaining balance payable in eight quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. During fiscal year 2002, the sale resulted in a charge to operations of approximately $3.0 million, which represents the net assets sold, including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note are recognized when the cash payments are received. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, not to engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. $0.7 million of its IPA’s per year for such 3-year period at market value.

15. Research and Development

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
CPI Sponsored	$5,253	2,200	6,860	5,873
Customer Sponsored	2,388	1,104	3,725	5,174

Total Incurred	$7,641	3,304	10,585	11,047

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16. Provision for Income Taxes

Income (loss) before income taxes for domestic and non-U.S. operations is as follows:

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
Domestic	$5,150	(4,103)	17,610	(2,138)
Non-U.S.	397	(28)	9,014	(41)

Total	$5,547	(4,131)	26,624	(2,179)

Income tax expense (benefit) is comprised of the following:

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
(Dollars in thousands)	2004	2004	2003	2002
Current
U.S. federal	$8,733	99	6,541	1,600
State	1,220	235	1,891	221
Non-U.S.	191	105	1,644	(767)

Total Current	10,144	439	10,076	1,054

Deferred
U.S. federal	(6,519)	—	—	2,389
State	(699)	—	—	1,085
Non-U.S.	(27)	—	—	26

Total Deferred	(7,245)	—	—	3,500

Income tax expense	$2,899	439	10,076	4,554

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year-End
(Dollars in thousands)	2004	2003
Deferred tax assets:
Inventory and other reserves	$8,966	8,473
Accrued vacation	1,755	1,670
Deferred compensation and other accruals	1,080	1,184
Capitalized merger costs	2,551	—
Foreign jurisdictions, net	36	489
State taxes	484	650
Net operating loss and credit carryforwards	1,464	1,362

Gross deferred tax assets	16,336	13,828
Valuation allowance	—	(10,277)

Total deferred tax assets	16,336	3,551
Deferred tax liabilities:
Accelerated depreciation	(13,108)	(3,537)
Acquisition related intangibles	(28,532)	—
Other comprehensive income	(912)	—
Foreign jurisdictions, net	(617)	(14)

Total deferred tax liabilities	(43,169)	(3,551)

Net deferred tax liability	$(26,833)	—

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The deferred tax accounts are classified on the consolidated balance sheet as follows:

	Fiscal Year-End
(Dollars in thousands)	2004	2003
Deferred tax assets	$12,285	—
Deferred income taxes (liability)	(39,118)	—

Net deferred tax liability	$(26,833)	—

The provision for income tax expense for fiscal year 2004 and 2003 consists of federal and state current tax expenses and deferred tax expenses and benefits. The foreign income tax expense results from current tax payable in the foreign jurisdictions.

For the 16-week period ended January 22, 2004 and for fiscal year 2003 and 2002, the Company had established a full valuation allowance for all of its deferred tax assets for which realization was uncertain. This allowance was established based on the uncertainty of utilizing net operating losses and various tax credits. In assessing the realizability of deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In connection with the January 23, 2004 Merger, the Company recorded an initial deferred tax liability of $48.2 million for the differences between the fair value of assets and liabilities acquired and their tax basis (excluding the portion of goodwill for which amortization is not deductible for tax purposes and certain other items). The Company also recognized the reversal of a previously established valuation allowance as a credit to goodwill rather than as a reduction of the income tax provision. The amount of valuation allowance credited to goodwill was $15.0 million. The reversal of the valuation allowance was based on the level of recent taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible; management currently believes that it is more likely than not that the Company will realize the benefits of these deductible differences between book income and taxable income. As of October 1, 2004, the Company had no valuation allowance established against its deferred tax assets.

The net change in the total valuation allowance for fiscal year 2004 was a decrease of $10.3 million and the net change in the total valuation allowance for fiscal year 2003 was a decrease of $1.5 million.

During the 36-week period ended October 1, 2004, the Company recognized a tax benefit related to the exercise of certain nonqualified stock options. The tax benefit from the exercise of the nonqualified stock options of approximately $0.5 million was credited directly to a component of stockholders’ equity.

As of October 1, 2004, the Company has fully utilized the net operating loss carryforward for federal income tax and has approximately $11.2 million in state net operating loss carryforwards available to reduce future income subject to income taxes. State net operating loss carryforwards begin to expire in 2008.

As of October 1, 2004, the Company has foreign tax credit carryforwards for federal income tax purposes of $0.8 million. Foreign tax credit carryforwards expire beginning in 2008.

Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. The Company has not yet determined if a Section 382 change of ownership has occurred, but the Company does not believe that net operating losses and tax credit carryforwards will be subject to any annual limitation.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

	36-Week	16-Week
	period ended	period ended	Fiscal year
	October 1,	January 22,
	2004	2004	2003	2002
Statutory federal income tax rate	35.0%	(35.0)%	35.0%	(35.0)%
Foreign tax rate differential	1.7	4.3	(0.2)	(33.2)
State taxes	6.1	3.7	4.6	38.9
In-process reasearch and development	8.9	—	—	—
Non-deductible expenses	0.6	0.6	1.4	8.3
Deferred tax assets not benefited	—	37.0	(3.0)	230.0

Effective tax rate	52.3%	10.6%	37.8%	209.0%

17. Stock-Based Compensation Plans

At October 1, 2004, the Company has two stock-based compensation plans which are described below:

2004 Stock Incentive Plan

In January 2004, CPI Acquisition Corp. established the 2004 Stock Incentive Plan (“the 2004 Plan”) to provide an incentive for key employees, consultants, advisors and directors of CPI Holdco and its subsidiaries, and reserved 350,000 shares of CPI Holdco’s common stock for issuance under the 2004 Plan. In September 2004, the 2004 Plan was amended to increase the shares reserved for issuance there under by 50,000. Awards under the 2004 Plan may include stock options, stock appreciation rights, restricted stock, stock awards or any combination thereof. Options granted under the 2004 Plan shall be, as determined by the compensation committee (the “Committee”), which is designated by the Board of Directors, non-qualified stock options or incentive stock options, as evidenced by the related award agreements. The option price shall be determined by the Committee, but with respect to incentive stock options, shall not be less than the fair value on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair value of the common stock on the date of grant and the options shall not be exercisable later than five years from the date of grant.

Options granted during fiscal year 2004 include both fixed and performance awards and expire ten years from the date of grant. The fixed awards vest at a rate of 20% per year. The performance awards also vest at a rate of 20% per year if the Company meets certain annual EBITDA performance targets as of the last day of the fiscal year ending immediately prior to the performance vesting date. Although the Company met the fiscal year 2004 performance target and expects to meet future performance targets, no deferred compensation expense was recognized because the fair value of the Company’s common stock was not greater than the option exercise price. As of October 1, 2004, there were 150,025 performance based options outstanding with an exercise price of $23.52 per share. Management was also granted 50,000 options at prices ranging from $23.52 to $36.00 per share that were fully vested at grant date during fiscal year 2004. These options were granted with an exercise price either equal to or greater than the fair value of the Company’s common stock on the date of the grant.

In the event of a Change in Control, the Committee may, but shall not be obligated to, (i) accelerate, vest or cause the restrictions to lapse with respect to, all or any portion of an Award or (ii) cancel Awards for fair value (as determined in the sole discretion of the Committee) or (iii) provide for the issuance of substitute Awards that will substantially preserve the otherwise applicable terms of any affected Awards previously granted hereunder as determined by the Committee in its sole discretion or (iv) provide that for a period of at least 15 days prior to the Change in Control, such Options shall be exercisable as to all shares subject thereto and that upon the occurrence of the Change in Control, such Options shall terminate and be of no further force and effect.

2000 Stock Option Plan

Stock options outstanding under Holding’s 2000 Stock Option Plan (“the 2000 Plan”) became 100% vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI Holdco (“Rollover Options”) or exercise their stock options. Management elected to rollover options to purchase 167,513 shares of common stock at prices ranging from $1.10 to

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$4.00 per share. The Rollover Options have a minimum price guarantee of $23.52 per share based on the Merger consideration value that would have been received at the closing of the Merger if the options had been exercised at that time. The fair value of Rollover options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004. Rollover Options are otherwise subject to the terms of the 2000 Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment. No further options will be granted under the 2000 Plan.

Stock Option Summary

The activity for options is presented below:

		Options Outstanding
		Number of
	Options Available	Shares Under	Weighted-Average
	for Grant	Option	Exercise Price
Balance at September 28, 2001	14,950	235,050	$4.00
Granted	(2,000)	2,000	$4.00
Forfeited	21,750	(21,750)	$4.00

Balance at September 27, 2002	34,700	215,300	$4.00
Additional shares authorized	100,000	—	—
Granted	(191,000)	191,000	$1.10
Forfeited	102,250	(102,250)	$4.00

Balance at October 3, 2003	45,950	304,050	$2.18
Authorized - 2004 Plan	400,000	—	—
Granted	(362,285)	362,285	$23.79
Exercised	—	(136,537)	$2.70
Forfeited	3,250	(3,250)	$14.06
Cessation of 2000 Stock Option Plan	(47,450)	—	—

Balance at October 1, 2004	39,465	526,548	$16.84

With respect to options granted in fiscal year 2003, the Company recorded deferred stock-based compensation of approximately $1.5 million for the difference between the exercise price at the grant date and the fair value as subsequently determined by an independent appraisal. The total deferred stock-based compensation was amortized to expense on a straight-line basis over the four-year vesting period until these options became fully vested at Merger closing. At Merger closing, the unrecognized deferred stock compensation cost of $1.2 million was charged to expense.

The following table summarizes the options outstanding and exercisable at October 1, 2004:

Options Outstanding			Options Exercisable
		Weighted Average	Number of	Weighted-
Exercise	Number of	Remaining Contractual	Shares	average
Price	Shares	Life (In Years)	Exercisable	Exercise Price
$ 1.10	129,350	8.42	129,350	$1.10
$ 4.00	36,663	5.84	36,663	$4.00
$ 5.88	1,485	9.33	1,485	$5.88
$ 23.52	349,050	9.49	40,000	$23.52
$ 36.00	10,000	10.00	10,000	$36.00

	526,548		217,498

The per share weighted-average fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $4.88, $8.07, and $.62, respectively.

Holding Equity Plan

In August 1995, Holding established the Holding 1995 Management Equity Plan (the “Holding Equity Plan”), under which certain of Holding’s and CPI’s present and former executive officers are participants. Under the Holding Equity Plan, participants were permitted to purchase shares of Holding common stock (“Management Shares”) at a price

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

determined by Holding’s Board of Directors to be the fair value of such Holding common stock on the date of the execution of an agreement to purchase the shares. In March 2003, the Company sold 100,000 shares to certain executive officers of Holding and CPI for $1.10 per share in cash. In fiscal year 2003, the Company recorded compensation expense of $0.8 million related to this sale as the shares were subsequently determined to have been sold at less than the fair value as determined by an independent appraisal. No additional shares will be purchased under the Holding Equity Plan.

18. Employee Benefit Plans

Retirement Plans

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are 100% vested. The Non-Qualified Plan liability amounted to approximately $0.1 million as of October 1, 2004 and October 3, 2003. Total CPI contributions to these plans were $2.0 million, $0.8 million, $2.7 million, and $2.7 million, for the 36-week period ended October 1, 2004, the 16-week period ended January 22, 2004, and for fiscal year 2003 and 2002, respectively.

Defined Benefit Plan

In fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company. The plan’s assets consist primarily of mutual funds and cash. The defined benefit pension plan is fully funded and the benefit obligation was $0.4 million and $0.3 million as of October 1, 2004 and October 3, 2003, respectively. Due to the immaterial amounts of the Company’s defined benefit plan, additional disclosures in accordance with SFAS 87, “Employers’ Accounting for Pensions”, are not presented.

19. Related Party Transactions

Merger Fees

In connection with the Merger, the Predecessor paid merger fees for financial advisory and investment banking services of $1.2 million to Leonard Green & Partners, L.P. (“LGP”), an affiliate of the general partner of Green Equity Investors II, L.P., Holding’s majority stockholder, and the Successor paid $2.5 million to Cypress Advisors, an affiliate of the general partner of Cypress Merchant Bank Partners II, L.P., CPI Holdco’s majority stockholder, and $0.3 million to Chris Toffales, a director of the Company. The financial advisory fees paid to Chris Toffales were for services performed prior to his appointment to the Company’s Board of Directors.

The Merger fees paid to LGP were charged to Merger Expenses on the Consolidated Statement of Operations for the 16-week period ended January 22, 2004. The Merger fees paid to Cypress were reported as a reduction to their $100 million equity contribution. The advisory fees paid to Chris Toffales were accounted for as part of the Merger purchase price since they were a direct cost of the merger.

Outside Advisors

Holding had a management services agreement with LGP to pay approximately $0.4 million, plus out-of-pocket expenses, annually to LGP. Certain individuals who were stockholders of the general partner of LGP were members of the Board of Directors of Holding and CPI. The management services agreement provided for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. For the 16-week period ended January 22, 2004 and for fiscal year 2003 and 2002, the Company paid $0.1 million, $0.4 million and $0.4 million to LGP, respectively.

Outside Directors

Each outside director receives compensation of $32,500 per year plus $1,250 for each Board or Committee meeting attended. Outside directors also are entitled to receive options to purchase shares of common stock of CPI Holdco under the 2004 Plan. During fiscal year 2004, 4,500 options were granted to each of Mr. Targoff and Mr. Toffales. The

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

exercise price of the options is $23.52 per share, which is the fair value on the date of grant; such options vest at a rate of 20% per year and expire ten years from the date of grant. In March 2004, Mr. Targoff and Mr. Toffales purchased 21,256 and 3,188 shares of common stock of the Company, respectively, at a price of $23.52 per share. During fiscal year 2004, Mr. Toffales also provided consulting services to the Company and was paid fees of $22,500.

Stockholder Loans

In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for the shares of common stock purchased pursuant to such plan (the “Management Shares”) by delivery of a secured promissory note (collectively, the “Management Notes”) to Holding. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. At the Merger closing, Management Notes of $1.3 million were paid in full through a reduction of proceeds from the sale of Management Shares.

20. San Carlos Property Sale

The Company has entered into an agreement to sell land and building for its EIMAC division located in San Carlos, California. The purchase price is $23.8 million. Under the agreement, the buyer paid the Company a $13.0 million deposit on the purchase price which the Company is using to defray the costs of moving its EIMAC division from the San Carlos facility to its Palo Alto facility. The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. There can be no assurance that the sale of the San Carlos property will occur.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (“Varian”), and the Company dated June 9, 1995, as amended (the “Varian Agreement”), Varian is required to indemnify the Company for, and retained, various environmental liabilities relating to Varian’s Electron Devices Business prior to 1995, with certain exceptions and limitations (the “Varian Environmental Indemnity”). Pursuant to the Varian Agreement, the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to a waiver of certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of October 1, 2004. In addition, the Company has agreed to relieve Varian of certain of its obligations under the Varian Environmental Indemnity and to reimburse Varian for certain environmental costs which are not covered by insurance and the Company and Varian have agreed to certain use restrictions and environmental cost-sharing provisions related to the Company’s property in Beverly, Massachusetts.

As of October 1, 2004, the San Carlos land and building is classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability, in the accompanying consolidated balance sheet. The Company has also deferred expenses of $0.5 million as of October 1, 2004 relating to the sale of the property and has classified these amounts as other long-term assets in the accompanying consolidated balance sheet. As of October 1, 2004, the San Carlos land and building had a net book value of $24.0 million and the building continues to be depreciated over its remaining useful life. The Company does not expect to recognize a loss on the sale of the San Carlos property.

21. Quarterly Financial Data (Unaudited)

	Oct. 1,	July 2,	Apr. 2,	Jan. 2,	Oct. 3,	July 4,	Apr. 4,	Jan. 3,
Quarter Ended	2004	2004	2004	2004	2003	2003	2003	2003
Sales	$64,280	72,345	77,247	68,313	65,190	70,721	67,897	61,626
Gross profit	$19,527	21,953	22,172	21,172	20,655	23,448	20,684	16,690
Net income (loss)	$(1,990)	11,471	(16,242)	4,839	2,536	8,257	3,219	2,536

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

22. Subsequent Event

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for approximately $18.0 million in cash, plus an amount to be determined to reimburse the sellers for certain tax costs associated with a tax election to treat the transaction as an asset sale, plus customary adjustments for working capital. Econco is a provider of rebuilding service for VED’s, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED. The transaction will be accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations”, which requires that all business combinations be accounted for using the purchase method. The allocation of the aggregate estimated purchase price will be determined based on detailed reviews of the fair value of assets acquired, including identified intangible assets, and liabilities assumed. Any remaining excess cost over the fair value of net assets acquired will be recognized as goodwill.

23. Supplemental Guarantors Condensed Consolidating Financial Information

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI Holdco and all domestic subsidiaries. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI Holdco or Holding, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of CPI Holdco.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2004 (Successor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	38,131	113	2,232	—	40,476
Restricted cash	—	—	2,188	91	—	2,279
Accounts receivable, net	—	21,424	3,806	10,684	—	35,914
Inventories	—	28,916	99	9,059	—	38,074
Deferred tax assets	—	12,285	—	—	—	12,285
Intercompany receivable	—	26,841	—	1,730	(28,571)	—
Other current assets	—	3,066	168	570	(8)	3,796

Total current assets	—	130,663	6,374	24,366	(28,579)	132,824
Property, plant and equipment, net	—	62,162	22	7,943	—	70,127
Debt issue costs, net	—	8,910	—	—	—	8,910
Intangibles, net	—	67,847	—	10,634	—	78,481
Goodwill	—	92,041	—	47,573	—	139,614
Other long term assets	—	1,251	—	—	—	1,251
Intercompany notes receivable	—	13,335	—	—	(13,335)	—
Investment in subsidiaries	135,688	21,073	—	—	(156,761)	—

Total assets	$135,688	397,282	6,396	90,516	(198,675)	431,207

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of term loan	$—	3,944	—	—	—	3,944
Accounts payable	—	11,556	99	4,135	—	15,790
Accrued expenses	—	17,449	556	2,929	5	20,939
Product warranty	—	3,877	—	2,197	—	6,074
Income taxes payable	—	1,274	—	395	(8)	1,661
Advance payments from customers	—	6,463	1,012	4,556	—	12,031
Intercompany payable	28,094	—	482	—	(28,576)	—

Total current liabilities	28,094	44,563	2,149	14,212	(28,579)	60,439
Deferred income taxes	—	32,936	—	6,182	—	39,118
Intercompany notes payable	—	—	—	13,335	(13,335)	—
Advance payments from sale of
San Carlos property		13,450				13,450
Senior term loan	—	85,606	—	—	—	85,606
Senior subordinated notes	—	125,000	—	—	—	125,000

Total liabilities	28,094	301,555	2,149	33,729	(41,914)	323,613

Stockholders’ Equity
Common stock	43	—	—	—	—	43
Parent investment	—	91,710	3,882	56,790	(152,382)	—
Additional paid-in capital	103,534	—	—	—	—	103,534
Other comprehensive income	1,369	1,369	—	54	(1,423)	1,369
Retained earnings (deficit)	2,648	2,648	365	(57)	(2,956)	2,648

Net stockholders’ equity	107,594	95,727	4,247	56,787	(156,761)	107,594

Total liabilities, preferred stock and stockholders’ equity	$135,688	397,282	6,396	90,516	(198,675)	431,207

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2003 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	30,561	1,718	1,472	—	33,751
Accounts receivable, net	—	17,753	4,502	10,873	—	33,128
Inventories	—	29,539	261	7,558	—	37,358
Intercompany receivable	1,177	1,068	—	—	(2,245)	—
Other current assets	—	1,317	221	672	—	2,210

Total current assets	1,177	80,238	6,702	20,575	(2,245)	106,447
Property, plant and equipment	19,818	36,984	13	3,683	(7,551)	52,947
Debt issue costs, net	22	2,229	—	34	—	2,285
Intangibles, net	—	1,140	—	—	—	1,140
Goodwill	—	15,541	—	27,316	(23,708)	19,149
Intercompany notes receivable	—	20,085	—	—	(20,085)	—
Investment in subsidiaries	(60,660)	3,434	—	—	57,226	—

Total assets	$(39,643)	159,651	6,715	51,608	3,637	181,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Mortgage financing	$17,500	—	—	—	—	17,500
Accounts payable	—	10,844	215	4,565	—	15,624
Accrued expenses	7	18,704	712	2,434	(412)	21,445
Product warranty	—	3,225	—	2,176	—	5,401
Income taxes payable	—	2,730	16	1,092	(254)	3,584
Accrued dividends payable	—	15,449	—	—	—	15,449
Advance payments from customers	—	7,118	1,008	2,077	—	10,203
Intercompany payable	—	—	1,281	719	(2,000)	—

Total current liabilities	17,507	58,070	3,232	13,063	(2,666)	89,206
Deferred income	—	6,887	—	—	(6,887)	—
Intercompany notes payable	5,750	—	—	14,335	(20,085)	—
Senior subordinated notes	—	100,000	—	—	—	100,000

Total liabilities	23,257	164,957	3,232	27,398	(29,638)	189,206

Senior Redeemable Preferred Stock of CPI	—	28,907	—	—	—	28,907

Junior Preferred Stock of CPI	—	29,300	—	—	—	29,300

Stockholders’ (Deficit) Equity
Common stock	50	—	—	—	—	50
Parent investment	—	21,458	1,161	19,549	(42,168)	—
Additional paid-in capital	21,519	—	—	—	—	21,519
Deferred compensation	—	(1,289)	—	—	—	(1,289)
Stockholder loans	—	(1,256)	—	—	—	(1,256)
Retained (deficit) earnings	(84,469)	(82,426)	2,322	4,661	75,443	(84,469)

Net stockholders’ (deficit) equity	(62,900)	(63,513)	3,483	24,210	33,275	(65,445)

Total liabilities, preferred stock and stockholders’ (deficit) equity	$(39,643)	159,651	6,715	51,608	3,637	181,968

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from January 23, 2004 to October 1, 2004 (Successor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	156,405	21,135	67,558	(42,832)	202,266
Cost of sales	—	107,863	18,717	51,924	(42,832)	135,672
Amortization of acquisition-related inventory write-up	—	5,500	—	—	—	5,500

Gross profit	—	43,042	2,418	15,634	—	61,094

Operating costs and expenses:
Research and development	—	1,579	—	3,674	—	5,253
Selling and marketing	—	4,765	1,581	4,736	—	11,082
General and administrative	—	9,053	455	3,188	—	12,696
Amortization of acquisition-related intangible assets	—	11,810	—	1,688	—	13,498
Acquired in-process research and development	—	1,415	—	1,085	—	2,500

Total operating costs and expenses	—	28,622	2,036	14,371	—	45,029

Operating income	—	14,420	382	1,263	—	16,065
Interest expense (income), net	—	9,348	(8)	1,178	—	10,518

Income before income tax expense and equity in income of subsidiaries	—	5,072	390	85	—	5,547
Income tax expense	—	2,732	25	142	—	2,899
Equity in income of subsidiaries	2,648	308	—	—	(2,956)	—

Net income (loss)	$2,648	2,648	365	(57)	(2,956)	2,648

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	60,721	10,673	26,470	(17,945)	79,919
Cost of sales	—	43,551	9,448	21,223	(18,033)	56,189

Gross profit	—	17,170	1,225	5,247	88	23,730

Operating costs and expenses:
Research and development	—	607	—	1,593	—	2,200
Selling and marketing	—	2,136	591	1,678	(53)	4,352
General and administrative	355	4,973	236	1,508	(1,039)	6,033
Merger expenses	5,074	1,300	—	—	—	6,374
Intercompany income	(755)	(215)	(53)	—	1,023	—

Total operating costs and expenses	4,674	8,801	774	4,779	(69)	18,959

Operating (loss) income	(4,674)	8,369	451	468	157	4,771
Interest expense (income), net	590	7,731	(3)	584	—	8,902

(Loss) income before income tax expense and equity in income of subsidiaries	(5,264)	638	454	(116)	157	(4,131)
Income tax expense	—	334	55	50	—	439
Equity in income of subsidiaries	694	321	—	—	(1,015)	—

Net (loss) income	$(4,570)	625	399	(166)	(858)	(4,570)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended October 3, 2003 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	198,881	33,397	93,398	(60,242)	265,434
Cost of sales	—	146,738	29,575	68,115	(60,471)	183,957

Gross profit	—	52,143	3,822	25,283	229	81,477

Operating costs and expenses:
Research and development	—	2,086	—	4,774	—	6,860
Selling and marketing	—	7,451	2,399	5,800	—	15,650
General and administrative	1,150	16,149	713	3,915	(3,988)	17,939
Intercompany income	(2,450)	(1,102)	(263)	—	3,815	—
Gain on sale of Solid State Products Division	—	(136)	—	—	—	(136)

Total operating costs and expenses	(1,300)	24,448	2,849	14,489	(173)	40,313

Operating income	1,300	27,695	973	10,794	402	41,164
Interest expense (income), net	2,029	10,510	(8)	2,009	—	14,540

Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(729)	17,185	981	8,785	402	26,624
Income tax expense (benefit)	(249)	8,771	151	1,403	—	10,076
Equity in income of subsidiaries	17,028	8,441	—	—	(25,469)	—

Net income	$16,548	16,855	830	7,382	(25,067)	16,548

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 27, 2002 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	187,276	21,295	87,722	(45,048)	251,245
Cost of sales	—	149,644	18,972	68,691	(45,118)	192,189

Gross profit	—	37,632	2,323	19,031	70	59,056

Operating costs and expenses:
Research and development	—	1,989	—	3,884	—	5,873
Selling and marketing	—	8,653	1,675	5,745	—	16,073
General and administrative	1,149	17,060	674	5,955	(5,061)	19,777
Loss on sale of SSPD	—	3,004	—	—	—	3,004
Gain on sale of Satcom Division product technology	—	(15,000)	—	—	15,000	—
Intercompany income	(2,450)	(1,336)	(196)	—	3,982	—

Total operating costs and expenses	(1,301)	14,370	2,153	15,584	13,921	44,727

Operating income	1,301	23,262	170	3,447	(13,851)	14,329
Interest expense (income), net	2,045	10,988	(14)	3,489	—	16,508

Income (loss) before income tax expense (benefit) and equity in loss of subsidiaries	(744)	12,274	184	(42)	(13,851)	(2,179)
Income tax expense (benefit)	(5)	5,326	17	(784)	—	4,554
Equity in income of subsidiaries	5,994	13,009	—	—	(19,003)	—

Net (loss) income	$(6,733)	(6,061)	167	742	5,152	(6,733)

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to October 1, 2004 (Successor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$14,691	(9,963)	2,326	2,604	—	9,658

INVESTING ACTIVITIES
Purchase of Predecessor net assets, net of cash acquired	(113,130)	—	—	—	—	(113,130)
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Expenses relating to sale of San Carlos property	—	(451)	—	—	—	(451)
Purchase of property, plant and equipment, net	—	(3,011)	(25)	(281)	—	(3,317)

Net cash (used in) provided by investing activities	(113,130)	9,988	(25)	(281)	—	(103,448)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	—	—	—	(74,000)
Senior redeemable preferred stock	—	(29,735)	—	—	—	(29,735)
Junior preferred stock	—	(32,336)	—	—	—	(32,336)
Dividends on senior preferred stock	—	(19,310)	—	—	—	(19,310)
Mortgage financing	—	(17,500)	—	—	—	(17,500)
Proceeds from/(payments for) the issuance of debt:
Senior subordinated notes	—	125,000	—	—	—	125,000
Senior term loan	—	90,000	—	—	—	90,000
Debt issue costs	—	(9,653)	—	—	—	(9,653)
Proceeds from the repayment of Predecessor stockholder loans	—	1,266	—	—	—	1,266
Net proceeds from the issuance of common stock	98,075	—	—	—	—	98,075
Repayment of senior term loan	—	(450)	—	—	—	(450)
Payment of insurance escrow deposit	—	(90)	—	—	—	(90)
Proceeds from exercise of stock options	364	—	—	—	—	364
Net proceeds from bank overdraft	—	2,635	—	—	—	2,635

Net cash provided by financing activities	98,439	35,827	—	—	—	134,266

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	35,852	2,301	2,323	—	40,476
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	35,852	2,301	2,323	—	40,476

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	8,152	206	(145)	—	8,213

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	—	(416)	(2)	(41)	—	(459)

Net cash used in investing activities	—	(416)	(2)	(41)	—	(459)

FINANCING ACTIVITIES
Retirement of senior subordinated notes	—	(26,000)	—	—	—	(26,000)
Net repayment of bank overdraft	—	(1,639)	—	—	—	(1,639)

Net cash used in financing activities	—	(27,639)	—	—	—	(27,639)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(19,903)	204	(186)	—	(19,885)
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751

Cash and cash equivalents at end of period	$—	10,658	1,922	1,286	—	13,866

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended October 3, 2003 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by operating activities	$2,480	30,618	1,025	15,574	(14,436)	35,261

INVESTING ACTIVITIES
Proceeds from sale of SSPD division	—	136	—	—	—	136
Equity investment in subsidiary	(2,299)	—	—	—	2,299	—
Purchase of property, plant and equipment, net	—	(2,492)	(5)	(570)	—	(3,067)

Net cash used in investing activities	(2,299)	(2,356)	(5)	(570)	2,299	(2,931)

FINANCING ACTIVITIES
Repayments on capital leases	—	—	—	(45)	—	(45)
Payment of debt issue costs	(41)	(298)	—	—	—	(339)
Payment of mortgage financing	(250)	—	—	—	—	(250)
Repayment of intercompany note	—	—	—	(14,436)	14,436	—
Net repayment of bank overdraft	—	(779)	—	—	—	(779)
Proceeds from parent investment in subsidiary	—	2,299	—	—	(2,299)	—
Proceeds from issuance of common stock	110	—	—	—	—	110

Net cash (used in) provided by financing activities	(181)	1,222	—	(14,481)	12,137	(1,303)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	29,484	1,020	523	—	31,027
Cash and cash equivalents at beginning of period	—	1,077	698	949	—	2,724

Cash and cash equivalents at end of period	$—	30,561	1,718	1,472	—	33,751

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2002 (Predecessor)
(in thousands)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$351	58,818	(90)	(59)	(15,000)	44,020

INVESTING ACTIVITIES
Proceeds from sale of SSPD division	—	926	—	—	—	926
Purchase of property, plant and equipment, net	—	(3,158)	(13)	(207)	—	(3,378)
Purchase of Satcom Division technology	—	—	—	(15,000)	15,000	—

Net cash used in investing activities	—	(2,232)	(13)	(15,207)	15,000	(2,452)

FINANCING ACTIVITIES
Repayments on capital leases	—	(859)	—	(105)	—	(964)
Payment of debt issue costs	(101)	—	—	—	—	(101)
Net payments from revolving credit facility	—	(21,293)	—	—	—	(21,293)
Repayment of senior term loan	—	(20,000)	—	—	—	(20,000)
Payment of (proceeds from) intercompany note	—	(15,000)	—	15,000	—	—
Repayment of mortgage financing	(250)	—	—	—	—	(250)
Net proceeds from bank overdraft	—	861	—	—	—	861

Net cash (used in) provided by financing activities	(351)	(56,291)	—	14,895	—	(41,747)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	295	(103)	(371)	—	(179)
Cash and cash equivalents at beginning of period	—	782	801	1,320	—	2,903

Cash and cash equivalents at end of period	$—	1,077	698	949	—	2,724

CPI HOLDCO, INC.
and subsidiaries

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance at	Charged to	Deduction	Balance at
	Beginning of	Costs and	Amount	End of
Description	Period	Expenses	(i.e., Write-off’s)	Period
Allowance for doubtful accounts receivable
Fiscal year ended 2002	$435	331	189	577
Fiscal year ended 2003	$577	133	135	575
Fiscal year ended 2004	$575	109	24	660

CPI HOLDCO, INC.
and subsidiaries

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer and Director

By:	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary

Date: December 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 30, 2004
/s/ ROBERT A. FICKETT Robert A. Fickett	Chief Operating Officer President and Director	December 30, 2004
/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 30 2004
/s/ MICHAEL TARGOFF Michael Targoff	Chairman of the Board of Directors	December 30, 2004
/s/ MICHAEL F. FINLEY Michael F. Finley	Director	December 30, 2004
/s/ DAVID S. SULLIVAN David C. Sullivan	Director	December 30, 2004
/s/ CHRIS TOFFALES Chris Toffales	Director	December 30, 2004

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

No annual report to security holders covering either registrant’s last fiscal year has been sent to either registrant’s security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of either registrant’s security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of the annual report on this Form.

CPI HOLDCO, INC.
and subsidiaries

EXHIBITS

Reference	Description
2.1 (7)	Agreement and Plan of Merger, dated as of November 17, 2003, by and among CPI Holdco, Inc., CPI Merger Sub Corp., Communications & Power Industries Holding Corporation (“Holding’) and Green Equity Investors II, L.P., as Securityholders’ Representative.

2.2 (1)	Stock Sale Agreement between Communications & Power Industries, Inc. (“CPI”) (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. (“Varian”) dated as of June 9, 1995.

2.3 (1)	First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.4 (1)	Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

3.1	Restated Certificate of Incorporation of CPI, filed with the Delaware Secretary of State on December 10, 2004.

3.2 (4)	Amended and Restated Bylaws of CPI, dated March 19, 2002.

3.3 (9)	Restated Certificate of Incorporation of CPI Holdco, Inc.

3.4 (9)	Amendment to Restated Certificate of Incorporation of CPI Holdco, Inc., filed with the Delaware Secretary of State on March 12, 2004.

3.5 (9)	By-Laws of CPI Holdco, Inc.

3.6 (9)	Certificate of Incorporation of CPI Subsidiary Holding Inc.

3.7 (9)	By-Laws of CPI Subsidiary Holding Inc.

3.8 (9)	Certificate of Incorporation of Communications & Power Industries International Inc.

3.9 (9)	By-Laws of Communications & Power Industries International Inc.

3.10(9)	Certificate of Incorporation of Communications & Power Industries Asia Inc.

3.11(9)	By-Laws of Communications & Power Industries Asia Inc.

4.1 (8)	Indenture, dated as of January 23, 2004, among CPI, the Guarantors named therein and BNY Western Trust Company.

4.2 (8)	Registration Rights Agreement, dated as of January 23, 2004, among CPI, the Guarantors named therein and UBS Securities LLC, Bear, Stearns & Co. Inc. and Wachovia Capital Markets, LLC.

10.1	Credit Agreement, dated as of January 23, 2004, amended and restated as of November 29, 2004, among CPI., as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC.

CPI HOLDCO, INC.
and subsidiaries

EXHIBITS, continued

Reference	Description
10.2 (8)	Security Agreement, dated as of January 23, 2004, among CPI, the Guarantors party thereto, and UBS AG, Stamford Branch.

10.3 (8)	Form of Option Rollover Agreement (U.S. Employees).

10.4 (8)	Form of Option Rollover Agreement (Canadian Employees).

10.5 (8)	Form of Management Stockholders Agreement among CPI Acquisition Corp., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein.

10.6(3)	Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15, 2000.

10.7(1)	Cross License Agreement between CPI and Varian dated as of August 10, 1995.

10.8(2)	Communications & Power Industries 2000 Stock Option Plan.

10.9(5)	First Amendment to Communications and Power Industries 2000 Stock Option Plan.

10.10(2)	Form of Stock Option Agreement 2000 Stock Option Plan.

10.11(1)	Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc., Varian and CPI.

10.12(1)	Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.13(1)	Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.

10.14(6)	Employment Agreement for O. Joe Caldarelli dated March 19, 2002.

10.15(6)	Employment Agreement for Robert A. Fickett dated September 30, 2002.

10.16(6)	Employment Agreement for Joel A. Littman dated September 30, 2002.

10.17(7)	Employment Agreement for Mike Cheng dated November 2, 2002.

10.18(7)	Employment Agreement for Don C. Coleman dated November 2, 2002.

10.19(7)	Code of Ethics

10.20 (7)	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002.

10.21(10)	The 2004 Stock Option Plan

10.22(10)	Form of Option Agreement (Employees).

10.23(10)	Form of Option Agreement (Directors).

CPI HOLDCO, INC.
and subsidiaries

EXHIBITS, continued

Reference	Description
10.24(11)	Agreement of Purchase and Sale (San Carlos Property) between CPI Holdco, Inc., then known as CPI Holding Corporation, and Palo Alto Medical Foundation, dated February 7, 2003; Seventh Amendment, dated November 12, 2003: and Ninth Amendment, dated June 16, 2004.

10.25(11)	Modification Agreement to Stock Sale Agreement between CPI and Varian; dated June 18, 2004.

10.26(11)	Agreement Re Environmental Matters between 301 Holding LLC. CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation, dated June 18, 2004.

10.27	Amendment to the 2004 Stock Option Plan.

21 (1)	Subsidiaries of the Registrant.

31	Rule 13a-14(a) / 15d-14(a) Certifications.

32	Section 1350 Certifications.

99.5 (9)	Financial Statement Schedule of Communications & Power Industries Holding Corporation.

(1)	Incorporated by reference to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended September 29, 2000.

(3)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended December 28, 2000.

(4)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended March 29, 2002.

(5)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended April 4, 2003.

(6)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended September 27, 2002.

(7)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended October 3, 2003.

(8)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended January 2, 2004.

(9)	Incorporated by reference to CPI’s Form S-4, dated March 23, 2004.

(10)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended April 2, 2004.

(11)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended July 2, 2004.