Form 10-Q
period 2004-12-31
CPI HOLDCO INC
filed 2005-02-08
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: 4,275,566 shares of Common Stock, $.01 par value, at February 11, 2005.

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

The information in this report is not a complete description of the Company’s business or the risks and uncertainties associated with an investment in the Company’s securities. You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following:

•	the Company’s indebtedness is substantial;

•	the Company’s debt agreements have restrictions that limit its flexibility in operating its business;

•	the Company’s ability to generate the significant amount of cash needed to service its debt and to fund capital expenditures or other liquidity needs depends on many factors beyond its control;

•	the Company has had historical losses;

•	the Company may be unable to retain and/or recruit key management and other personnel;

•	the markets in which the Company sells its products are competitive;

•	the end markets in which the Company operates are subject to technological change;

•	a significant portion of the Company’s sales is, and is expected to continue to be, from contracts with the U.S. Government;

•	the Company generates sales from contracts with foreign governments;

•	the Company’s international operations subject it to social, political and economic risks of doing business in foreign countries;

•	the Company may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad and the U.S. Congress may prevent proposed sales to foreign customers;

•	the Company’s results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by it on its contracts and sales orders;

•	environmental regulation and legislation, liabilities relating to contamination and changes in the Company’s ability to recover under Varian Medical Systems Inc.’s indemnity obligations could adversely affect its business;

•	the Company has only a limited ability to protect its intellectual property rights;

•	the Company’s inability to obtain certain necessary raw materials and key components could disrupt the manufacture of its products and cause its financial condition and results of operations to suffer;

•	the relocation of the Company’s San Carlos, California operating division to Palo Alto, California could result in disruption to the Company’s operations;

•	the Company may not be able to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	the Company is controlled by affiliates of The Cypress Group L.L.C.

Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer, and actual results could differ materially from those expected.

CPI HOLDCO, INC.
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands-unaudited)

	December 31,	October 1,
	2004	2004
Assets
Current Assets
Cash and cash equivalents	$26,924	$40,476
Restricted cash	2,458	2,279
Accounts receivable, net	38,898	35,914
Inventories	41,275	38,074
Deferred tax assets	13,094	12,285
Prepaids and other current assets	5,255	3,796

Total current assets	127,904	132,824
Property, plant and equipment, net	73,244	70,127
Debt issue costs, net	8,623	8,910
Intangible assets, net	80,721	78,481
Goodwill	145,822	139,614
Other long-term assets	1,070	1,251

Total assets	$437,384	$431,207

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of term loan	$88	$3,944
Accounts payable	15,777	15,790
Accrued expenses	23,948	20,939
Product warranty	6,064	6,074
Income taxes payable	5,197	1,661
Advance payments from customers	11,860	12,031

Total current liabilities	62,934	60,439
Deferred income taxes	38,863	39,118
Advance payments from sale of San Carlos property	13,450	13,450
Senior term loan	85,584	85,606
Senior subordinated notes	125,000	125,000

Total liabilities	325,831	323,613

Stockholders’ Equity
Common stock	43	43
Additional paid-in capital	103,579	103,534
Accumulated other comprehensive income	2,185	1,369
Retained earnings	5,746	2,648

Net stockholders’ equity	111,553	107,594

Total liabilities and stockholders’ equity	$437,384	$431,207

See accompanying notes to the condensed consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands — unaudited)

	Fiscal Year
	2005	2004
	13-Week	13-Week
	Period Ended	Period Ended
	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
Sales	$73,733	$68,313
Cost of sales	49,678	47,141
Amortization of acquisition-related inventory write-up	351	—

Gross profit	23,704	21,172

Operating costs and expenses:
Research and development	1,448	1,733
Selling and marketing	4,068	3,624
General and administrative	4,025	3,700
Merger expenses	—	430
Amortization of acquisition-related intangible assets	4,906	—

Total operating costs and expenses	14,447	9,487

Operating income	9,257	11,685
Interest expense, net	4,080	3,559

Income before taxes	5,177	8,126
Income tax expense	2,079	3,287

Net income	3,098	4,839
Preferred dividends:
Senior redeemable preferred stock	—	1,609
Junior preferred stock	—	1,048

Net income attributable to common stock	$3,098	$2,182

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	816	—

Comprehensive income	$3,914	$2,182

See accompanying notes to the condensed consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	Fiscal Year
	2005	2004
	13-Week	13-Week
	period ended	period ended
	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net cash provided by operating activities	$10,112	$6,194

INVESTING ACTIVITIES
Expenses relating to sale of San Carlos property	(8)	—
Purchase of Econco, net of cash acquired	(18,685)	—
Purchase of property, plant and equipment	(1,194)	(239)

Net cash used in investing activities	(19,887)	(239)

FINANCING ACTIVITIES
Repayments of senior term loan	(3,878)	—
Repayments on capital leases	(20)	—
Net proceeds (repayments) from bank overdraft	121	(1,639)

Net cash used in financing activities	(3,777)	(1,639)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,552)	4,316
Cash and cash equivalents at beginning of period	40,476	33,751

Cash and cash equivalents at end of period	$26,924	$38,067

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,410	302
Cash paid for taxes, net of refunds	$120	739

Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends on senior preferred stock	$—	1,609

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

CPI Holdco’s fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2005 comprises the 52-week period ending September 30, 2005, and fiscal year 2004 comprised the 52-week period ended October 1, 2004.

Management believes that these unaudited interim condensed consolidated financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2005. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

There is currently no public market for the Company’s common stock.

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. All stock options issued by the Successor were issued at, or above, the current market price of the underlying stock. During fiscal year 2003, the Company issued stock options to employees that were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation cost associated with the 2003 stock options was amortized as a charge against income under the caption “General and administrative” in the Condensed Consolidated Statement of Operations and Comprehensive Income on a straight-line basis over the four year vesting period until they became fully vested at the time of the Merger.

If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below (in thousands):

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

	2005	2004
	13-Week	13-Week
	Period ended	Period ended
	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
Net income as reported	$3,098	$4,839
Add:
Stock-based compensation included in net income determined under intrinsic value method, net of tax	45	94
Deduct:
Stock-based compensation determined under fair value based method, net of tax	218	203

Pro forma net income	$2,925	$4,730

No options were granted during the 13-weeek period ending December 31, 2004 and January 2, 2004.

2. Mergers

     Cypress Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, Merger Sub, merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares of common stock of CPI Holdco (“Rollover Options”). The fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004. Members of Holding management that were residents of Canada received 1,485 stock options to purchase shares of common stock of CPI Holdco as payment of Merger escrow proceeds in respect of their options to purchase shares of Holding.

In connection with the Merger, Holding and Communications & Power Industries, Inc. (“CPI”) refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of $74.0 million outstanding aggregate principal amount of its 12% Senior Subordinated Notes (“12% Notes”) and redeemed the 12% Notes in full, each pursuant to the terms of the Indenture governing the 12% Notes. In addition, CPI terminated its credit facility, and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock.

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

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

Cash	$13,866
Accounts receivable	29,587
Inventory, including $5.5 million of fair value write-up	43,608
Other current assets	3,241
Property, plant and equipment	70,079
Identifiable intangible assets	92,160
Acquired in-process research and development	2,500
Goodwill	139,614
Debt and preferred stock	(172,881)
Deferred tax liabilities, net	(33,169)
Other liabilities	(56,934)

Total	$131,671

The $2.5 million of acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility on January 23, 2004 and had no alternative future use. Accordingly, this amount was written off at the Merger date. The value assigned to acquired in-process research and development is related to technology application projects involving development of VEDs (Vacuum Electron Devices) for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications.

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

	13-Week	13-Week
(in thousands)	period ended	period ended
	December 31, 2004	January 2, 2004
Sales	$73,733	$68,313
Pro forma net income	$5,716	$4,948

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

3. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows (in thousands):

	December 31,	October 1,
	2004	2004
Raw materials and parts	$27,218	$23,500
Work in process	9,484	10,067
Finished goods	4,573	4,507

Total	$41,275	$38,074

4. Accrued Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

experience and changes in future expectations. The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	2005	2004
	13-Week	13-Week
	Period ended	Period ended
	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
Beginning accrued warranty	$6,074	$5,401
Cost of warranty claims	(741)	(972)
Accruals for product warranty	731	1,701

Ending accrued warranty	$6,064	$6,130

5. Senior Credit Facility

In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004 (“Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $89.6 million term loan (“Term Loan”), which expires on July 23, 2010, of which $85.7 million was outstanding as of December 31, 2004. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

The Revolver borrowings currently bear interest at a rate equal to LIBOR plus 3.00% per annum or the Alternate Base Rate (“ABR”) plus 2.0% per annum. The Term Loan borrowings currently bear interest at a rate equal to LIBOR plus 2.5% per annum or the ABR plus 1.5% per annum. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable LIBOR margin (discussed above) per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment.

The Senior Credit Facility provides that upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $75 million. Such new term loans (a) may be part of the existing tranche of term loans or may be part of new tranche of term loans and (b) subject to certain exceptions, shall have terms generally identical to the terms of the existing term loans, provided that the applicable margins with respect to such new term loans shall not be greater than 50 basis points higher than the highest possible margins on the existing term loans.

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

In addition, the Senior Credit Facility requires CPI and its subsidiaries to maintain the following financial covenants: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation. At December 31, 2004, CPI was in compliance with all Senior Credit Facility covenants.

The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. The Term Loan also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of the term loan, against the remaining scheduled installments of principal due up to, but not including, the September 30, 2009 scheduled

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

principal installment.

6. 8% Senior Subordinated Notes

In connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of its 8% Senior Subordinated Notes due 2012 (“8% Notes”), which will mature in their entirety on February 1, 2012; there are no sinking fund requirements. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (the “8% Indenture”) contains restrictive covenants which, among other things, limit CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The Company is in compliance with the covenants contained in the 8% Indenture as of December 31, 2004. The payment of principal, premium and interest on, and other obligations evidenced by the 8% Notes is subordinated in right of payment, as set forth in the 8% Indenture, to the prior payment in full of all senior debt (as defined in the 8% Indenture), including indebtedness under the Senior Credit Facility, whether outstanding on the date of the 8% Indenture or thereafter incurred. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

7. Financial Instruments

As of December 31, 2004, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $31.0 million; the last forward contract expires on March 10, 2006. The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by FASB Statement No. 133. At December 31, 2004, the fair value of unrealized foreign currency forward contracts was $3.1 million and the unrealized gain was approximately $2.2 million, net of related tax expense. The unrealized gains from these forward contracts are included in other comprehensive income and are shown as a component of stockholders’ equity.

8. Segments and Related Information

The Company has two reportable segments: VEDs and satcom equipment. Management evaluates performance and allocates resources based on earnings before provision for interest expense, income taxes, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Fiscal Year
	2005	2004
	13-Week	13-Week
	Period ended	Period ended
(In thousands)	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
Revenues from external customers
VEDs	$62,268	$58,594
Satcom equipment	11,465	9,719

Total	$73,733	$68,313

Intersegment product transfers
VEDs	$5,752	$3,293
Satcom equipment	2	—

Total	$5,754	$3,293

EBITDA
VEDs	$16,542	$14,393
Satcom equipment	1,378	228
Other	(2,444)	(1,512)

Total	$15,476	$13,109

Included in the “Other” category of EBITDA are unallocated corporate operating expenses and amortization of acquisition-related inventory write-up. Intersegment product transfers are recorded at cost.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

EBITDA represents earnings before interest expense, provision for income taxes, depreciation and amortization. EBITDA is presented because the Company believes that EBITDA is used by some investors as a financial indicator of a company’s ability to service indebtedness. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of EBITDA from reportable segments to income before taxes is as follows:

	Fiscal Year
	2005	2004
	13-Week	13-Week
	Period ended	Period ended
(In thousands)	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
EBITDA	$15,476	$13,109
Less:
Depreciation and amortization	6,219	1,424
Interest expense, net	4,080	3,559

Income before taxes	$5,177	$8,126

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	Fiscal Year
	2005	2004
	13-Week	13-Week
	Period ended	Period ended
(In thousands)	December 31, 2004	January 2, 2004
	(Successor)	(Predecessor)
United States	$50,633	$44,760
All foreign countries	23,100	23,553

Total sales	$73,733	$68,313

The Company had one customer, the United States Government, that accounted for 10% or more of consolidated sales. Sales to this customer were $13.6 million and $15.1 million of the Company’s consolidated sales for the 13-week periods ended December 31, 2004 and January 2, 2004, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

9. Recent Accounting Pronouncements

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

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

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

10. Goodwill and Other Intangible Assets

Goodwill

The following table presents the changes in goodwill by reportable segment during the three months ended December 31, 2004 (in thousands):

	October 1,		December 31,
	2004	Acquired	2004
VED’s	$125,769	6,208	131,977
Satcom Equipment	13,845	—	13,845

Total	$139,614	6,208	145,822

Intangible Assets

The following table presents the details of the Company’s total purchased intangible assets (in thousands):

December 31, 2004	Cost	Accumulated Amortization	Net
Technology	$58,500	$(1,833)	$56,667
Customer backlog	17,450	(16,510)	940
Land lease	11,810	(248)	11,562
Trade name	5,800	—	5,800
Customer list and program	5,700	(53)	5,647
Noncompete agreement	110	(5)	105

Net identifiable intangible assets	$99,370	$(18,649)	$80,721

October 1, 2004	Cost	Accumulated Amortization	Net
Technology	$58,500	$(1,350)	$57,150
Customer backlog	17,450	(12,148)	5,302
Land lease	11,810	(181)	11,629
Trade name	4,400	—	4,400

Net identifiable intangible assets	$92,160	$(13,679)	$78,481

The estimated future amortization expense of purchased intangibles as of December 31, 2004 is as follows (in thousands):

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

Fiscal Year	Amount
2005 (remaining nine months)	$2,779
2006	2,452
2007	2,452
2008	2,452
2009	2,452
Thereafter	68,134

Total	$80,721

11. Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for purchase consideration of approximately $18.7 million. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED. In addition, under the Econco purchase agreement, the Company is required to reimburse the selling shareholders of Econco for certain costs associated with a tax election to treat the transaction as an asset sale. As of December 31, 2004, the Condensed Consolidated Balance Sheet reflects an accrued liability of $0.5 million, which is the estimated amount of this reimbursement. The estimated payment associated with the tax election has been accounted for as additional purchase price and is subject to change as a result of obtaining additional information regarding the actual payment to be made. For segment reporting, Econco is included in the VED segment.

The following table summarizes the preliminary estimates of fair value of the Econco assets acquired and liabilities assumed (in thousands):

Cash	$21
Accounts receivable	1,346
Inventory, including $351 of fair value write-up	1,919
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	6,208
Current liabilities	(1,237)

Total	$18,706

The following table presents details of the purchased intangible assets acquired (in thousands, except years):

	Estimated
	Useful Life
	(in years)	Amount
Non-compete agreement	5	$110
Tradename	indefinite	1,400
Customer list and program	25	5,700

Total		$7,210

The Condensed Consolidated Financial Statements include Econco’s financial results from the acquisition date. Pro forma results of operations have not been presented because the effect of the Econco acquisition was not material to the Company’s results.

12. Reclassifications

In the prior year’s Condensed Consolidated Statements of Operations for the quarterly period ending January 2, 2004, Merger expenses were reported as general and administrative expenses. Net operating results have not been affected by this reclassification. The reclassification was made to conform the classification of Merger expenses in the prior year’s unaudited Condensed Consolidated Statements of Operations for the 13-week period ending January 2, 2004 to the audited Consolidated Statement of Operations for the 16-week period ending January 22, 2004 as contained in the Company’s Annual Report on Form

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

10-K for the year ended October 1, 2004.

13. Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI Holdco and all domestic subsidiaries. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 8.0% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating condensed financial statements of: (a) the parent, CPI Holdco or Holding, (b) the issuer, CPI, (c) the guarantor subsidiaries, our domestic subsidiaries (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total. The Predecessor “parent” is Holding while the Successor “parent” is CPI Holdco. The accompanying consolidating condensed financial statements should be read in connection with the consolidated financial statements of CPI Holdco.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004 (Successor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	22,079	919	3,926	—	26,924
Restricted cash	—	—	2,344	114	—	2,458
Accounts receivable, net	—	20,412	5,159	13,327	—	38,898
Inventories	—	28,262	1,694	11,319	—	41,275
Deferred tax assets	—	13,056	—	38	—	13,094
Prepaids and other current assets	—	4,495	207	599	(46)	5,255
Intercompany receivable	—	29,481	—	—	(29,481)	—

Total current assets	—	117,785	10,323	29,323	(29,527)	127,904
Property, plant and equipment, net	—	62,125	3,236	7,883	—	73,244
Debt issue costs, net	—	8,623	—	—	—	8,623
Intangible assets, net	—	63,541	7,152	10,028	—	80,721
Goodwill	—	92,041	6,208	47,573	—	145,822
Other long term assets	—	1,070	—	—	—	1,070
Intercompany notes receivable	—	10,335	—	—	(10,335)	—
Investment in subsidiaries	139,647	42,992	—	—	(182,639)	—

Total assets	$139,647	398,512	26,919	94,807	(222,501)	437,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of term loan	$—	88	—	—	—	88
Accounts payable	—	9,298	396	6,083	—	15,777
Accrued expenses	—	19,175	1,282	3,462	29	23,948
Product warranty	—	3,635	112	2,317	—	6,064
Income taxes payable	—	4,735	—	508	(46)	5,197
Advance payments from customers	—	5,373	1,203	5,284	—	11,860
Intercompany payable	28,094	—	394	1,022	(29,510)	—

Total current liabilities	28,094	42,304	3,387	18,676	(29,527)	62,934
Deferred income taxes	—	32,915	—	5,948	—	38,863
Intercompany notes payable	—	—	—	10,335	(10,335)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Senior term loan	—	85,584	—	—	—	85,584
Senior subordinated notes	—	125,000	—	—	—	125,000

Total liabilities	28,094	299,253	3,387	34,959	(39,862)	325,831

Stockholders’ Equity
Common stock	43	—	—	—	—	43
Additional paid-in capital	103,579	—	—	—	—	103,579
Parent investment	—	91,329	22,818	57,216	(171,363)	—
Accumulated other comprehensive income	2,185	2,185	—	455	(2,640)	2,185
Retained earnings	5,746	5,745	714	2,177	(8,636)	5,746

Net stockholders’ equity	111,553	99,259	23,532	59,848	(182,639)	111,553

Total liabilities and stockholders’ equity	$139,647	398,512	26,919	94,807	(222,501)	437,384

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2004 (Successor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$—	38,131	113	2,232	—	40,476
Restricted cash	—	—	2,188	91	—	2,279
Accounts receivable, net	—	21,424	3,806	10,684	—	35,914
Inventories	—	28,916	99	9,059	—	38,074
Deferred tax assets	—	12,285	—	—	—	12,285
Prepaids and other current assets	—	3,066	168	570	(8)	3,796
Intercompany receivable	—	26,841	—	1,730	(28,571)	—

Total current assets	—	130,663	6,374	24,366	(28,579)	132,824
Property, plant and equipment, net	—	62,162	22	7,943	—	70,127
Debt issue costs, net	—	8,910	—	—	—	8,910
Intangible assets, net	—	67,847	—	10,634	—	78,481
Goodwill	—	92,041	—	47,573	—	139,614
Other long term assets	—	1,251	—	—	—	1,251
Intercompany notes receivable	—	13,335	—	—	(13,335)	—
Investment in subsidiaries	135,688	21,073	—	—	(156,761)	—

Total assets	$135,688	397,282	6,396	90,516	(198,675)	431,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of term loan	$—	3,944	—	—	—	3,944
Accounts payable	—	11,556	99	4,135	—	15,790
Accrued expenses	—	17,449	556	2,929	5	20,939
Product warranty	—	3,877	—	2,197	—	6,074
Income taxes payable	—	1,274	—	395	(8)	1,661
Advance payments from customers	—	6,463	1,012	4,556	—	12,031
Intercompany payable	28,094	—	482	—	(28,576)	—

Total current liabilities	28,094	44,563	2,149	14,212	(28,579)	60,439
Deferred income taxes	—	32,936	—	6,182	—	39,118
Intercompany notes payable	—	—	—	13,335	(13,335)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Senior term loan	—	85,606	—	—	—	85,606
Senior subordinated notes	—	125,000	—	—	—	125,000

Total liabilities	28,094	301,555	2,149	33,729	(41,914)	323,613

Stockholders’ Equity
Common stock	43	—	—	—	—	43
Additional paid-in capital	103,534	—	—	—	—	103,534
Parent investment	—	91,710	3,882	56,790	(152,382)	—
Accumulated other comprehensive income	1,369	1,369	—	54	(1,423)	1,369
Retained earnings (deficit)	2,648	2,648	365	(57)	(2,956)	2,648

Net stockholders’ equity	107,594	95,727	4,247	56,787	(156,761)	107,594

Total liabilities and stockholders’ equity	$135,688	397,282	6,396	90,516	(198,675)	431,207

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the 13-Week Period Ended December 31, 2004 (Succecessor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	54,133	9,573	25,110	(15,083)	73,733
Cost of sales	—	38,119	7,718	18,924	(15,083)	49,678
Amortization of acquisition-related inventory write-up	—	—	351	—	—	351

Gross profit	—	16,014	1,504	6,186	—	23,704

Operating costs and expenses:
Research and development	—	418	—	1,030	—	1,448
Selling and marketing	—	1,722	832	1,514	—	4,068
General and administrative	—	2,833	270	922	—	4,025
Amortization of acquisition-related intangible assets	—	4,242	58	606	—	4,906

Total operating costs and expenses	—	9,215	1,160	4,072	—	14,447

Operating income	—	6,799	344	2,114	—	9,257
Interest expense (income), net	—	3,770	(5)	315	—	4,080

Income before income tax expense and equity in income of subsidiaries	—	3,029	349	1,799	—	5,177
Income tax expense (benefit)	—	2,202	—	(123)	—	2,079
Equity in income of subsidiaries	3,098	2,271	—	—	(5,369)	—

Net income	$3,098	3,098	349	1,922	(5,369)	3,098

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the 13-Week Period Ended January 2, 2004 (Predecessor)
(in thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(Holding)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	52,220	8,986	22,501	(15,394)	68,313
Cost of sales	—	36,613	7,944	18,044	(15,460)	47,141

Gross profit	—	15,607	1,042	4,457	66	21,172

Operating costs and expenses:
Research and development	—	477	—	1,256	—	1,733
Selling and marketing	—	1,787	525	1,312	—	3,624
General and administrative	(325)	2,170	100	1,811	(56)	3,700
Merger expenses	—	430	—	—	—	430

Total operating costs and expenses	(325)	4,864	625	4,379	(56)	9,487

Operating income	325	10,743	417	78	122	11,685
Interest expense (income), net	481	2,633	(3)	448	—	3,559

Income before income tax expense and equity in income of subsidiaries	(156)	8,110	420	(370)	122	8,126
Income tax (benefit) expense	(43)	3,342	—	(12)	—	3,287
Equity in income of subsidiaries	4,952	128	—	—	(5,080)	—

Net income (loss)	$4,839	4,896	420	(358)	(4,958)	4,839

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 13-Week Period Ended December 31, 2004 (Successor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	7,488	864	1,760	—	10,112

INVESTING ACTIVITIES
Expenses relating to sale of San Carlos property	—	(8)	—	—	—	(8)
Purchase of Econco, net of cash acquired	—	(18,685)	—	—	—	(18,685)
Purchase of property, plant, and equipment	—	(1,090)	(38)	(66)	—	(1,194)

Net cash used in investing activities	—	(19,783)	(38)	(66)	—	(19,887)

FINANCING ACTIVITIES
Repayments of senior term loan	—	(3,878)	—	—	—	(3,878)
Repayments on capital leases	—	—	(20)	—	—	(20)
Net proceeds from bank overdraft	—	121	—	—	—	121

Net cash used in financing activities	—	(3,757)	(20)	—	—	(3,777)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(16,052)	806	1,694	—	(13,552)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476

Cash and cash equivalents at end of period	$—	22,079	919	3,926	—	26,924

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 13-Week Period Ended January 2, 2004 (Predecessor)
(in thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(Holding)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	5,055	1,247	(108)	—	6,194

INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(203)	(2)	(34)	—	(239)
Net cash used in investing activities	—	(203)	(2)	(34)	—	(239)

FINANCING ACTIVITIES
Net repayment of bank overdraft	—	(1,639)	—	—	—	(1,639)

Net cash used in financing activities	—	(1,639)	—	—	—	(1,639)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,213	1,245	(142)	—	4,316
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751

Cash and cash equivalents at end of period	$—	33,774	2,963	1,330	—	38,067

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the Condensed consolidated financial statements and notes thereto included elsewhere within this report and the Annual Report on Form 10-K of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”). References to the “Company” refer to Communications & Power Industries Holding Corporation (“Holding or the “Predecessor”) and its subsidiaries prior to the Merger (defined below) and to the Successor and its subsidiaries post-Merger.

The Company is a leading designer, manufacturer and global marketer of vacuum electron devices (“VEDs”), satellite communications amplifiers, medical x-ray generators and other related products for critical defense and commercial applications. The Company’s defense applications include radar, electronic warfare and communications end markets and its commercial applications include communications, medical, industrial and scientific end markets. Communications applications consist of applications for military and commercial satellite communications uses and broadcast uses. The Company defines and discusses its recorded orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating divisions that are differentiated based on products operating in two segments. The Company’s vacuum electron device (“VED”) segment consists of five operating divisions. The Company also has a satellite communications equipment segment that has one operating division. Segment data is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, Merger Sub, merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of The Cypress Group L.L.C. (“Cypress”), agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares of common stock of CPI Holdco. The fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004. Members of Holding management that were residents of Canada received 1,485 stock options to purchase shares of common stock of CPI Holdco as payment of Merger escrow proceeds in respect of their options to purchase shares of Holding.

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

The following table compares total order receipts for the quarter ended December 31, 2004 to the quarter ended January 2, 2004 (in millions):

	13-Week Period Ended
	December 31, 2004		January 2, 2004
		Percentage of		Percentage of
	Amount	Total Orders	Amount	Total Orders
Radar	$31.4	36%	$32.4	44%
Electronic Warfare	11.1	13%	7.9	11%
Communications	28.3	33%	19.4	26%
Medical	8.1	9%	6.2	8%
Industrial	5.1	6%	5.2	7%
Scientific	2.2	3%	2.3	3%

Total orders	$86.2	100%	$73.4	100%

Orders recorded in the first quarter of fiscal year 2005 were $86.2 million, an increase of $12.8 million, or 17%, from $73.4 million in the first quarter of fiscal year 2004. The increase relates to the communications, electronic warfare, and medical markets, partially offset by a decrease in the radar market. Orders in the communications market for the first quarter of fiscal year 2005 increased $8.9 million, or 46%, from the comparable period of fiscal year 2004. The increase in communications orders was attributable to the continued strength in orders for the direct-to-home broadcast market, a large order from an international customer for traveling wave tubes used for terrestrial microwave relays and orders from the recently acquired Econco Broadcast Service, Inc. (“Econco”). Orders in the electronic warfare market for the first quarter of fiscal year 2005 increased $3.2 million, or 41%, from the comparable period of fiscal year 2004. The increase in electronic warfare orders was attributable to the receipt of a $3.8 million order from an international customer for traveling wave tubes to support the Advanced Self Protection Integrated Suite program. Orders in the medical market for the first quarter of fiscal year 2005 increased $1.9 million, or 31%, from the comparable period of fiscal year 2004. The increase in medical orders was primarily due to the continued strength in orders for VEDs used in x-ray generator systems and power supply products used in x-ray imaging systems. The increase in medical orders was also due to the acceleration of orders for our Eimac division because of its upcoming relocation from San Carlos, California to Palo Alto, California. Orders in the radar market for the first quarter of fiscal year 2005 declined from the first quarter of fiscal year 2004 by $1.0 million, or 3%, due principally to fluctuations in the timing of order receipts. Orders in the industrial and scientific markets were essentially the same in the first quarter of fiscal years 2005 and 2004. Although total orders for the industrial market did not change significantly from the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2005, there was an increase in orders from the recently acquired Econco division that was offset by reduced orders from semiconductor equipment companies.

Order backlog consists of firm orders for which goods and services are yet to be provided. As of December 31, 2004, the Company had an order backlog of $193.2 million compared to an order backlog of $178.1 million as of January 2, 2004. Order backlog increased during the first quarter of fiscal year 2005 by $13.5 million from $179.7 million at the end of fiscal year 2004. Although orders can be and sometimes are modified or terminated, the amount of modifications and terminations has historically not been material compared to total contract volume.

San Carlos Sale Agreement

The Company entered into an agreement to sell the land and close its facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid the Company a $13.0 million deposit on the purchase price, which the Company is using to defray the costs of moving its San Carlos operations to its Palo Alto facility and to a new location in the Palo Alto area. The $13.0 million deposit is nonrefundable unless the Company breaches the sale agreement. In connection with the sale agreement, the Company entered into an agreement regarding environmental conditions at the property and was named as an additional insured on a pollution liability insurance policy obtained by the purchaser that is intended to fund the remediation of the contamination of the San Carlos property to permit hospital and other “unrestricted” uses under the direction of the applicable environmental regulatory agency.

The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. There can be no assurance that the sale of the San Carlos property will occur.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (“Varian”), and the Company dated June 9, 1995, as amended (the “Varian Agreement”), the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to a waiver of certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of December 31, 2004. In addition, the Company has agreed to relieve Varian of certain of its indemnity obligations to the Company for certain environmental liabilities related to the San Carlos property relating to periods prior to August 1995, and to reimburse Varian for certain potential environmental costs related to the San Carlos property that are not covered by insurance. The Company and Varian have also agreed to certain use restrictions and environmental cost-sharing provisions related to the Company’s property in Beverly, Massachusetts, and the Company has relinquished its right to redevelop that property for residential or similar use.

As of December 31, 2004, the San Carlos land and building is classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2004, the Company has also deferred expenses of $0.5 million relating to the sale of the San Carlos property and has classified these amounts as other long-term assets in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2004, the San Carlos land and building had a net book value of $24.0 million and the building continues to be depreciated over its remaining useful life. The Company does not expect to recognize a loss on the sale of the San Carlos property.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 1, 2004. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of its consolidated financial statements.

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

Inventory Valuation

The Company reviews inventory quantities on hand and adjusts for excess and obsolete inventory based primarily on historical usage rates and its estimates of product demand and production. Actual demand may differ from our estimates, in which case the Company may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on the Company’s operating results.

The Company also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If estimated costs are different than originally estimated, the provision adjustment would have an impact on the Company’s operating results.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, excluding intangible assets that are covered by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of an asset’s carrying amount to future net cash flows expected to be generated from the operation and sale of such asset. If such asset is considered to be impaired, then the Company’s carrying value is reduced to its estimated fair value with a charge to general and administrative at the time of the reduction. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of the fiscal year, the Company makes an assessment as to the carrying value of goodwill in accordance with SFAS 142. During this review, the Company determines whether the fair value of its six reporting units, which represent the Company’s operating divisions, exceed their carrying value and thus do not require an impairment charge. The Company will continue to make assessments of impairment on an annual basis or more frequently if certain indicators suggest that impairment may have occurred. In assessing the value of goodwill, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, then the Company may be required to record impairment charges, which would negatively impact operating results.

Effect of Merger on Results of Operations

As a result of the Merger, the assets acquired and liabilities assumed were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. The revised fair values significantly impacted the Company’s results of operations subsequent to the Merger and their comparability to the results of operations of the Predecessor. The most significant purchase accounting adjustments and their effect on results of operations are discussed below:

•	Customer backlog was valued at $17.5 million. Customer backlog is being amortized over the 12-month expected product delivery schedule of the contracts in backlog at the Merger closing date. Customer backlog amortization was $12.1 million in fiscal year 2004 and $4.4 million in the first quarter of fiscal year 2005; the remaining $0.9 million is expected to be amortized in the second quarter of fiscal year 2005.

•	Property, plant and equipment valuation was increased by $38.7 million. Operating income will be charged $3.1 million per year for the next 5 years, and at a reduced rate thereafter, for additional depreciation from the increased valuation of property, plant and equipment. Property, plant and equipment are depreciated over useful lives of 5 years to 25 years.

•	Technology-related intangible assets were valued at $58.5 million. Operating income will be charged $1.9 million per year for the next 15 years and at a reduced rate thereafter for the amortization of technology-related intangible assets. Technology-related intangible assets have useful lives of 15 to 50 years.

•	Land lease intangibles were valued at $11.8 million. Operating income will be charged $0.3 million per year for the remaining 45 years of the land lease. The Predecessor had a land lease with a net book value of $20.3 million that was being amortized over 55 years at a rate of $0.5 million per year. Thus, the effect on future operating income is a reduction in amortization expense of $0.2 million per year.

•	Deferred tax liabilities were increased by $46.5 million. Deferred tax liabilities are $38.9 million at the end of first quarter of fiscal year 2005. As the revalued assets noted above are charged to operating income, their expense is not deductible for income tax purposes. The deferred tax liability is charged against the income tax provision as the revalued assets are charged to operating income. In summary, revalued assets are being charged to net income on an after tax basis.

Results of Operations

Fiscal Year

CPI Holdco’s fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2005 comprises the 52-week period ending September 30, 2005, and fiscal year 2004 comprised the 52-week period ended October 1, 2004.

Sales.

The following table compares total sales by market segment for the quarter ended December 31, 2004 to the quarter ended January 2, 2004 (in millions):

	13-Week Period Ended
	December 31, 2004		January 2, 2004
(In thousands)		Percentage of		Percentage of
	Amount	Total Sales	Amount	Total Sales

Radar	$27.0	37%	$25.7	38%
Electronic Warfare	5.9	8%	6.3	9%
Communications	21.1	29%	18.1	27%
Medical	11.8	16%	10.3	15%
Industrial	5.4	7%	4.9	7%
Scientific	2.5	3%	3.0	4%

Total sales	$73.7	100%	$68.3	100%

Sales for the first quarter of fiscal year 2005 of $73.7 million were $5.4 million, or 8%, higher than the prior year level of $68.3 million. The sales increase was primarily related to increases in the communications, medical and radar markets. The Econco acquisition represents $2.8 million of the sales increase, while the remaining increase of $2.6 million was due to growth from existing business. Communications sales of $21.1 million in the first quarter of fiscal year 2005 were $3.0 million, or 17%, higher than the first quarter of fiscal year 2004, primarily due to the timing of deliveries of direct-to-home broadcast products and additional sales from the Econco acquisition. Medical sales of $11.8 million for the first quarter of fiscal year 2005 were $1.5 million, or 15%, higher than the first quarter of fiscal year 2004, primarily due to increased shipments of VEDs used in cancer therapy and magnetic resonance imaging systems and x-ray generator systems and power supply products used in x-ray imaging systems. Radar sales of $27.0 million for the first quarter of fiscal year 2005 were $1.3 million, or 5%, higher than the first quarter of fiscal year 2004, primarily due to increased VED shipments for foreign military applications.

Gross Profit. Gross profit of $23.7 million in the first quarter of fiscal year 2005 was $2.5 million higher than the prior year’s level of $21.2 million. The increase in gross profit was primarily due to higher sales, a lower warranty provision, a favorable mix of product shipments with higher profit margins and incremental gross margins from the Econco acquisition. Gross margin for the first quarter of fiscal year 2005 included a purchase accounting charge of $0.4 million related to the write-up of inventory from the Econco acquisition.

Research and Development Expenses. Research and development expenses of $1.4 million, or 2.0% of sales, for the first quarter of fiscal year 2005 were $0.3 million lower than the first quarter of fiscal year 2004. The lower research and development expense in the first quarter of fiscal year 2005 is primarily due to additional engineering efforts on customer-funded development contracts rather than Company-funded research and development programs.

Selling and Marketing Expenses. Selling and marketing expenses of $4.1 million, or 5.5% of sales, for the first quarter of fiscal year 2005 were $0.5 million higher than the $3.6 million, or 5.3% of sales, for the first quarter of fiscal year 2004. The increase in selling and marketing expenses in the first quarter of fiscal year 2005 was primarily due to additional costs to support the increase in sales volume and incremental costs for the Econco acquisition.

General and Administrative Expenses. General and administrative expenses of $4.0 million, or 5.5% of sales, for the first quarter of fiscal year 2005 were consistent as a percentage of sales with the $3.7 million, or 5.4% of sales, for the first quarter of fiscal year 2004. The increase in general administrative expenses in the first quarter of fiscal year 2005 was primarily due to incremental costs for the Econco acquisition.

Merger Expenses. Merger expenses of $0.4 million for the first quarter of fiscal year 2004 consisted of expenses incurred in connection with the sale of Holding, primarily for attorneys’ and investment bankers’ fees.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles of $4.9 million for the first quarter of fiscal year 2005 was related to purchase accounting charges of $4.4 million for customer backlog and $0.5 million for amortization of other acquisition-related intangible assets. Customer backlog will be fully amortized in January 2005 while the other acquisition-related intangible assets will continue to be amortized over the next 5 to 50 years. Amortization of acquisition-related intangibles is expected to be approximately $1.5 million in the second quarter of fiscal year 2005 and $0.6 million per quarter thereafter for the next four years.

EBITDA. EBITDA for the first quarter of fiscal year 2005 was $15.5 million, an increase of $2.4 million compared to $13.1 million for the first quarter of fiscal year 2004. The increase in EBITDA resulted primarily from higher gross profit in fiscal year 2005 compared to fiscal year 2004. For a reconciliation of EBITDA to income (loss) before taxes, see Note 8 to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of $4.1 million, or 5.5% of sales, for the first quarter of fiscal year 2005 was $0.5 million higher than the $3.6 million, or 5.2% of sales, for the first quarter of fiscal year 2004. Higher interest expense in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 is due to higher debt levels for the Successor compared to the Predecessor, somewhat offset by lower interest rates for the Successor.

Income Tax Expense. The Company recorded income tax expense of $2.1 million for the first quarter of fiscal year 2005, a reduction of $1.2 million, compared to income tax expense of $3.3 million for the first quarter of fiscal year 2004. The effective income tax rate was 40% for both the first quarter of fiscal year 2005 and the first quarter of fiscal year 2004.

Net Income. The Company recorded net income of $3.1 million for the first quarter of fiscal year 2005, a decrease of $1.7 million compared to net income of $4.8 million for the first quarter of fiscal year 2004. Lower net income for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 is primarily due to purchase accounting charges in fiscal year 2005, which was partially offset by improved operating performance in fiscal year 2005

Financial Condition

The Company generated net cash from operating activities of $10.1 million for the first quarter of fiscal year 2005, compared to $6.2 million for the first quarter of fiscal year 2004. The $3.9 million increase in net cash from operating activities for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 is primarily due to the increase in cash from net income, excluding non-cash charges, and more favorable changes in accrued expense, and contract advances, partially offset by unfavorable changes in inventory. The unfavorable change in inventory was due to higher inventory levels in the first quarter of fiscal year 2005 that were needed to support increased order delivery requirements.

Investing activities used net cash of $19.9 million for the first quarter of fiscal year 2005, compared to $0.2 million for the first quarter of fiscal year 2004. Investing activities for first quarter of fiscal year 2005 include $18.7 million for the purchase of Econco and $1.2 million for the purchases of property, plant and equipment, primarily in connection with the relocation of the San Carlos production facility to Palo Alto, California.

Financing activities used net cash of $3.8 million for the first quarter of fiscal year 2005, compared to $1.6 million for the first quarter of fiscal year 2004. Financing activities for the first quarter of fiscal year 2005 included a repayment of $3.9 million for the Term Loan (defined below).

Working capital was $65.0 million at December 31, 2004 compared to $72.4 million at October 1, 2004, representing a decrease of $7.4 million during the first quarter of fiscal year 2005. The decrease in working capital was primarily due to the $18.7 million purchase consideration for the purchase of Econco’s common stock, partially offset by cash generated from operating activities and additional working capital from the Econco acquisition.

On December 31, 2004, CPI had $26.9 million in cash and cash equivalents compared to $40.5 million at October 1, 2004. Cash balances in excess of operating requirements are invested daily in federal securities.

In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004 (“Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $89.6 million term loan (“Term Loan”), which expires on July 23, 2010, of which $85.7 million was outstanding as of December 31, 2004. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Senior Credit Facility also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million, which was applied pro rata against the remaining scheduled installments of principal due up to, but not including, the September 30, 2009 scheduled principal installment. The Senior Credit Facility is guaranteed by CPI Holdco, and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets. The Senior Credit Facility contains customary covenants, including financial covenants and also provides that, upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $75 million. See Note 5 to the Condensed Consolidated Financial Statements.

On December 31, 2004, CPI had outstanding $125.0 million of Senior Subordinated Notes and $85.7 million of Term Loans and availability of $35.8 million under the Revolver . The following table summarizes future minimum principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term non-cancelable operating leases as of December 31, 2004 (in thousands):

	Due in Fiscal Years
Description	2005	2006	2007	2008	2009	Thereafter	Total

Debt obligations	$66	88	88	88	21,386	188,956	210,672
Noncancellable operating leases	840	437	224	112	61	2,419	4,093

Total cash obligations	$906	525	312	200	21,447	191,375	214,765

Standby letters of credit	$4,236	—	—	—	—	—	4,236

As of December 31, 2004, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $31.0 million. The last forward contract expires on March 10, 2006. The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by Financial Accounting Standards Board (“FASB”) Statement No. 133. At December 31, 2004, the fair value of unrealized foreign currency forward contracts was $3.1 million and the unrealized gain was approximately $2.2 million, net of related tax expense. The unrealized gains from these forward contracts are included in other comprehensive income and are shown as a component of stockholders’ equity.

The Company’s liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others related to uncertainties in the markets in which we compete and global economies. We believe that cash and cash equivalents, cash expected to be generated from operations and borrowing capability under our Senior Credit Facility will be sufficient to meet the Company’s cash requirements for the next 12 months.

CPI Holdco, Inc., announced on February 4, 2005 that it intends to raise $80.0 million of gross proceeds through a private placement offering of Floating Rate Senior Notes due 2015. CPI Holdco intends to use the net proceeds from the offering to make payments to its stockholders and option holders and/or to fund repurchases of its equity interests. The notes will not be guaranteed by any of CPI Holdco’s subsidiaries. There can be no assurance that this proposed transaction will close.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue No. 03-01 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. Issue

No. 03-01 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF No. 03-01 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk disclosures set forth in the Annual Report on Form 10-K for the fiscal year ended October 1, 2004, have not changed materially.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

Exhibit
No.	Description

31	Rule 13a-14 (a) /15d-14 (a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K

A report on Form 8-K was filed on October 1, 2004 under Item 8 to report that CPI signed a definitive agreement to acquire Econco Broadcast Service, Inc.

A report on Form 8-K was filed on October 8, 2004, under Item 8 to report that CPI completed its previously announced acquisition of Econco Broadcast Service, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI HOLDCO, INC.

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer
Date: February 8, 2005

By:	/s/ Joel Littman

Joel Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: February 8, 2005

Exhibit Index

Exhibit
No.	Description

31	Rule 13a-14 (a) /15d-14 (a) Certifications

32	Section 1350 Certifications