Form 10-Q
period 2005-04-01
CPI HOLDCO INC
filed 2005-05-13
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-11387-04

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: 4,275,566 shares of Common Stock, $.01 par value, at May 13, 2005.

CPI Holdco, Inc.
and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or the future financial performance of CPI Holdco, Inc. (collectively, with its subsidiaries, the “Company”). In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The information in this report is not a complete description of the Company’s business or the risks and uncertainties associated with an investment in the Company’s securities. You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following:

•	the Company’s indebtedness is substantial;

•	the agreements and instruments governing the Company’s debt have restrictions that could limit its flexibility in operating its business;

•	the Company’s ability to generate the significant amount of cash needed to service its debt and to fund capital expenditures or other liquidity needs depends on many factors beyond its control;

•	the Company has had historical losses;

•	the Company may be unable to retain and/or recruit key management and other personnel;

•	the markets in which the Company sells its products are competitive;

•	the end markets in which the Company operates are subject to technological change;

•	a significant portion of the Company’s sales is, and is expected to continue to be, from contracts with the U.S. Government;

•	the Company generates sales from contracts with foreign governments;

•	the Company’s international operations subject it to social, political and economic risks of doing business in foreign countries;

•	the Company may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad and the U.S. Congress may prevent proposed sales to foreign customers;

•	the Company’s results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by it on its contracts and sales orders;

•	environmental regulation and legislation, liabilities relating to contamination and changes in the Company’s ability to recover under Varian Medical Systems Inc.’s indemnity obligations could adversely affect its business;

•	the Company has only a limited ability to protect its intellectual property rights;

•	the Company’s inability to obtain certain necessary raw materials and key components could disrupt the manufacture of its products and cause its financial condition and results of operations to suffer;

•	the relocation of the Company’s San Carlos, California operating division to Palo Alto, California could result in disruption to the Company’s operations;

•	the Company may not be able to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	the Company is controlled by affiliates of The Cypress Group L.L.C.

Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer, and actual results could differ materially from those expected.

CPI Holdco, Inc.
and Subsidiaries

CPI Holdco, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands-unaudited)

	April 1	October 1,
	2005	2004
Assets
Cash and cash equivalents	$12,481	$40,476
Restricted cash	1,849	2,279
Accounts receivable, net	44,602	35,914
Inventories	47,229	38,074
Deferred tax assets	13,037	12,285
Prepaids and other current assets	5,538	3,796

Total current assets	124,736	132,824
Property, plant and equipment, net	74,691	70,127
Debt issue costs, net	11,685	8,910
Intangible assets, net	79,168	78,481
Goodwill	145,822	139,614
Other long-term assets	744	1,251

Total assets	$436,846	$431,207

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,944
Accounts payable	18,550	15,790
Accrued expenses	21,555	20,939
Product warranty	5,666	6,074
Income taxes payable	2,735	1,661
Advance payments from customers	10,975	12,031

Total current liabilities	59,481	60,439
Deferred income taxes	37,692	39,118
Advance payments from sale of San Carlos property	13,450	13,450
Long-term debt	284,205	210,606

Total liabilities	394,828	323,613

Common stock	43	43
Additional paid-in capital	28,157	103,534
Accumulated other comprehensive income	1,752	1,369
Retained earnings	12,066	2,648

Net stockholders’ equity	42,018	107,594

Total liabilities and stockholders’ equity	$436,846	$431,207

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands - unaudited)

	Fiscal Year
	2005	2004
	13-Week	January 23, 2004	January 3, 2004
	Period Ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Sales	$84,463	$65,641	$11,606
Cost of sales	55,386	41,807	9,049
Amortization of acquisition-related inventory write-up	—	4,220	—

Gross profit	29,077	19,614	2,557

Operating costs and expenses:
Research and development	1,858	1,464	467
Selling and marketing	4,585	3,138	728
General and administrative	5,850	3,512	2,332
Merger expenses	—	—	5,944
Amortization of acquisition-related intangible assets	1,486	3,396	—
Acquired in-process research and development	—	11,500	—

Total operating costs and expenses	13,779	23,010	9,471

Operating income (loss)	15,298	(3,396)	(6,914)
Interest expense, net	4,732	2,950	5,343

Income (loss) before income taxes	10,566	(6,346)	(12,257)
Income tax expense (benefit)	4,246	487	(2,848)

Net income (loss)	6,320	(6,833)	(9,409)
Preferred dividends:
Senior redeemable preferred stock	—	—	2,252
Junior preferred stock	—	—	1,334

Net income (loss) attributable to common stock	$6,320	$(6,833)	$(12,995)

Other comprehensive income, net of tax:
Unrealized (loss) gain on cash flow hedges	(433)	365	—

Comprehensive income (loss)	$5,887	$(6,468)	$(12,995)

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands - unaudited)

	Fiscal Year
	2005	2004
	26-Week	January 23, 2004	October 4, 2003
	Period Ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Sales	$158,196	$65,641	$79,919
Cost of sales	105,064	41,807	56,189
Amortization of acquisition-related inventory write-up	351	4,220	—

Gross profit	52,781	19,614	23,730

Operating costs and expenses:
Research and development	3,306	1,464	2,200
Selling and marketing	8,653	3,138	4,352
General and administrative	9,875	3,512	6,033
Merger expenses	—	—	6,374
Amortization of acquisition-related intangible assets	6,392	3,396	—
Acquired in-process research and development	—	11,500	—

Total operating costs and expenses	28,226	23,010	18,959

Operating income (loss)	24,555	(3,396)	4,771
Interest expense, net	8,812	2,950	8,902

Income (loss) before income taxes	15,743	(6,346)	(4,131)
Income tax expense	6,325	487	439

Net income (loss)	9,418	(6,833)	(4,570)
Preferred dividends:
Senior redeemable preferred stock	—	—	3,861
Junior preferred stock	—	—	2,382

Net income (loss) attributable to common stock	$9,418	$(6,833)	$(10,813)

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	383	365	—

Comprehensive income (loss)	$9,801	$(6,468)	$(10,813)

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	Fiscal Year
	2005	2004
	26-Week	January 23, 2004	October 4, 2003
	period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5,247	$(5,750)	$8,213

INVESTING ACTIVITIES
Expenses relating to sale of San Carlos property	(203)	—	—
Purchase of Predecessor’s net assets, net of cash acquired	—	(113,760)	—
Purchase of Econco’s net assets, net of cash acquired	(18,685)	—	—
Purchases of property, plant and equipment	(4,428)	(298)	(459)

Net cash used in investing activities	(23,316)	(114,058)	(459)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	(26,000)
Senior redeemable preferred stock	—	(29,735)	—
Junior preferred stock	—	(32,336)	—
Dividends on senior preferred stock	—	(19,310)	—
Mortgage financing	—	(17,500)	—
Proceeds from/(payments for) the issuance of debt:
Floating rate senior notes	79,200	—	—
Senior subordinated notes	—	125,000	—
Senior term loans	—	90,000	—
Debt issue costs	(3,375)	(9,577)	—
Repayments on senior term loans	(9,550)	—	—
Proceeds from the repayment of Predecessor management loans	—	1,266	—
Net proceeds from the issuance of common stock	—	98,075	—
Stockholder distribution payments	(75,809)	—	—
Repayments on capital leases	(20)	—	—
Net (repayments) proceeds from bank overdraft	(372)	1,907	(1,639)

Net cash (used in) provided by financing activities	(9,926)	133,790	(27,639)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,995)	13,982	(19,885)
Cash and cash equivalents at beginning of period	40,476	—	33,751

Cash and cash equivalents at end of period	$12,481	$13,982	$13,866

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$7,066	$5,662	$1,637
Cash paid for taxes, net of refunds	$7,699	$168	$2,376

Supplemental Disclosures of Non-cash Investing and Financing Activities
Dividends on senior preferred stock	$—	$—	$3,861

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

For periods ending prior to January 23, 2004, the accompanying condensed consolidated financial statements represent the consolidated results and financial position of Communications & Power Industries Holding Corporation (“Holding” or the “Predecessor”). On January 23, 2004, the Predecessor merged (the “Merger”) with CPI Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), a Delaware corporation formerly known as CPI Acquisition Corp., controlled by affiliates of The Cypress Group L.L.C. (“Cypress”) as more fully described in Note 2. As a result of the Merger, the Predecessor became a wholly-owned subsidiary of CPI Holdco. The financial statements for periods subsequent to January 22, 2004 represent the condensed consolidated financial statements of CPI Holdco after giving effect to the Merger. References to the “Company” refer to the Predecessor prior to the Merger and the Successor post-Merger.

CPI Holdco’s fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2005 comprises the 52-week period ending September 30, 2005, and fiscal year 2004 comprised the 52-week period ended October 1, 2004.

Management believes that these unaudited interim condensed consolidated financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2005. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

There is currently no public market for CPI Holdco’s common stock.

Stock-based Compensation

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. All stock options issued by the Successor were issued at, or above, the current market price of the underlying stock. The Company charges stock-based compensation expense against income under the caption “General and administrative” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

In fiscal year 2005, stock-based compensation determined under the intrinsic value-based method was recorded for performance stock options that vest in fiscal years 2005 through 2008. Stock-based compensation expense is charged to income over the stock option vesting period that corresponds with the performance measurement period. Stock-based compensation expense is determined based on an estimate of the number of performance stock options expected to vest multiplied by the difference between a) the estimated stock price at the performance measurement date and b) the option exercise price. The estimated stock price at the performance measurement date was based on the fair value of CPI Holdco’s common stock at the end of the most recent quarter. The Company expects to meet the performance targets for all outstanding performance stock options.

During fiscal year 2003, the Company issued stock options to employees that were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation cost associated with the 2003 stock options was amortized as a charge against income on a straight-line basis over the four-year vesting period until the stock options became fully vested at the time of the Merger.

If compensation cost for the Company’s stock-based compensation plan had been determined using the fair value-based method of accounting , then the Company’s net income (loss) would have changed to the pro forma amounts indicated below (in thousands):

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

		Fiscal Year
		2005	2004
		13-Week	January 23, 2004	January 3, 2004
		Period ended	to	to
		April 1, 2005	April 2, 2004	January 22, 2004
		(Successor)	(Successor)	(Predecessor)
Net income (loss) as reported		$6,320	$(6,833)	$(9,409)
Add:	Stock-based compensation included in net income (loss) determined under intrinsic value-based method, net of tax	387	—	1,195
Deduct:	Stock-based compensation determined under fair value-based method, net of tax	(187)	(43)	(24)

Pro forma net income (loss)		$6,520	$(6,876)	$(8,238)

		Fiscal Year
		2005	2004
		26-Week	January 23, 2004	October 4, 2003
		Period ended	to	to
		April 1, 2005	April 2, 2004	January 22, 2004
		(Successor)	(Successor)	(Predecessor)
Net income (loss) as reported		$9,418	$(6,833)	$(4,570)
Add:	Stock-based compensation included in net income (loss) determined under intrinsic value-based method, net of tax	432	—	1,289
Deduct:	Stock-based compensation determined under fair value-based method, net of tax	(405)	(43)	(227)

Pro forma net income (loss)		$9,445	$(6,876)	$(3,508)

2. Issuance of Floating Rate Senior Notes

As more fully described in Note 6 “Long-term Debt”, on February 22, 2005, the Company issued $80.0 million of Floating Rate Senior Notes due 2015 (the “FR Notes”). The FR Notes were issued at a 1% discount; the gross cash proceeds from the issuance of the FR Notes were $79.2 million. The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI Holdco of approximately $75.8 million and to pay fees and expenses of approximately $3.4 million associated with the issuance of FR Notes.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually. The Company may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If the Company elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% increment, with the increment increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%).

3. Mergers

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

The Merger transaction was accounted for using the purchase method of accounting as required by the SFAS 141, “Business Combinations”. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed at January 23, 2004 (in thousands):

Cash	$13,866
Accounts receivable	29,587
Inventory, including $5.5 million of fair value write-up	43,608
Other current assets	3,241
Property, plant and equipment	70,079
Identifiable intangible assets	92,160
Acquired in-process research and development	2,500
Goodwill	139,614
Debt and preferred stock	(172,881)
Deferred tax liabilities, net	(33,169)
Other liabilities	(56,934)

Total	$131,671

The $2.5 million of acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility on January 23, 2004 and had no alternative future use. Accordingly, this amount was written off at the Merger date. The value assigned to acquired in-process research and development is related to technology application projects involving development of Vacuum Electron Devices (“VEDs”) for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications.

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

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

	13-Week	13-Week
	period ended	period ended
	April 1, 2005	April 2, 2004
Sales	$84,463	$77,247
Pro forma net income	$6,883	$6,594

	26-Week	26-Week
	period ended	period ended
	April 1, 2005	April 2, 2004
Sales	$158,196	$145,560
Pro forma net income	$12,599	$11,420

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

4. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories were as follows (in thousands):

	April 1,	October 1,
	2005	2004
Raw materials and parts	$30,043	$23,500
Work in process	11,524	10,067
Finished goods	5,662	4,507

Total	$47,229	$38,074

5. Accrued Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Fiscal Year
	2005	2004
	13-Week	January 23, 2004	January 3, 2004
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Beginning accrued warranty	$6,064	$5,839	$6,086
Cost of warranty claims	(1,735)	(826)	(269)
Accruals for product warranty	1,337	876	22

Ending accrued warranty	$5,666	$5,889	$5,839

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

	Fiscal Year
	2005	2004
	26-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Beginning accrued warranty	$6,074	$5,839	$5,401
Amount acquired from Econco	112	—	—
Cost of warranty claims	(2,476)	(826)	(1,241)
Accruals for product warranty	1,956	876	1,679

Ending accrued warranty	$5,666	$5,889	$5,839

6. Long-Term Debt

Long-term debt comprises the following (in thousands):

	April 1, 2005	October 1, 2004
Term loan, expiring 2010	$80,000	$89,550
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $795	79,205	—

	284,205	214,550
Less: Current portion	—	3,944

	$284,205	$210,606

Senior Credit Facility

In connection with the Merger, CPI entered into a $130.0 million credit agreement (the “Senior Credit Facility”), which was amended and restated on November 29, 2004, and further amended on February 16, 2005 and April 13, 2005. The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and an original $90.0 million term loan (“Term Loan”), which expires on July 23, 2010, of which $80.0 million was outstanding as of April 1, 2005. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets. The Senior Credit Facility provides that upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $75 million.

The Revolver borrowings currently bear interest at a rate equal to LIBOR plus 2.75% per annum or the Alternate Base Rate (“ABR”) plus 1.75% per annum. The Term Loan borrowings currently bear interest at a rate equal to LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. As of April 1, 2005, the Term Loan borrowings comprises two interest rates on $40 million each; the first rate is payable on May 11, 2005 at 5.03% per annum and the second rate is payable on August 11, 2005 at 5.25% per annum. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment.

As of April 1, 2005, CPI was in compliance with all Senior Credit Facility financial covenants.

The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. The Term Loan also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment is applied pro rata, in accordance with the provisions of the Term Loan, against the remaining scheduled installments of principal due up to, but not including, the September 30, 2009 scheduled principal installment. On March 30, 2005, CPI made an optional prepayment of $5.7 million, in addition to the quarterly scheduled amortization payment. The optional prepayment was applied pro rata, in accordance with the

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

provisions of the Term Loan, against the remaining scheduled installments of principal due up to June 30, 2009, with the balance applied to the September 30, 2009 installment. Based on a forecasted calculation of ECF, CPI does not anticipate that it will be required to make an ECF payment for the fiscal year ending September 30, 2005.

On February 16, 2005, in connection with the offering of the $80 million FR Notes, CPI Holdco and its wholly owned subsidiary, CPI, entered into Amendment No.1 of the Senior Credit Facility. Amendment No.1 permitted CPI Holdco to consummate the offering of the FR Notes. In addition, among other things, Amendment No.1 (1) permits (subject to certain conditions) CPI to pay dividends to CPI Holdco to fund cash interest payments on the FR Notes, (2) amends the definition of Excess Cash Flow in CPI’s credit facility to decrease Excess Cash Flow by the amount of dividends paid by CPI to CPI Holdco to fund cash interest payments on the FR Notes, (3) subjects CPI Holdco to minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum leverage ratio financial maintenance covenants, calculated on a consolidated basis for CPI Holdco and its subsidiaries and (4) permits CPI to pay up to $1.0 million annually in management fees to The Cypress Group L.L.C. and its affiliates (subject to certain conditions), in each case, subject to the qualifications set forth in the Amendment.

On April 13, 2005, CPI Holdco and its wholly owned subsidiary, CPI, entered into Amendment No. 2 of the Senior Credit Facility. Amendment No. 2 permits CPI Holdco to enter into agreements to hedge its interest rate exposure with respect to CPI Holdco’s $80 million FR Notes and provide cash collateral to the hedging counterparty to secure its obligations under any such hedging agreement. The agreement also permits, among other things, CPI to pay cash dividends to CPI Holdco to allow CPI Holdco to satisfy its obligations under any such hedge agreement.

8% Senior Subordinated Notes

In connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of its 8% Senior Subordinated Notes due 2012 (“8% Notes”), which will mature in their entirety on February 1, 2012; there are no sinking fund requirements. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004.

Floating Rate Senior Notes

On February 22, 2005, CPI Holdco issued $80.0 million of FR Notes with a 1% discount. There are no sinking fund requirements associated with the FR Notes which will mature in their entirety on February 1, 2015. The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually, beginning on August 1, 2005. CPI Holdco may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI Holdco elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%).

The FR Notes are general unsecured obligations of CPI Holdco. The FR Notes are not guaranteed by any of CPI Holdco’s subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of CPI Holdco’s subsidiaries. The FR Notes are senior in right of payment to CPI Holdco’s existing and future indebtedness that is expressly subordinated to the FR Notes. The indenture governing the FR Notes (the “FR Indenture”) contains certain covenants that, among other things, limit the ability of CPI Holdco and its restricted subsidiaries (as defined in the FR Indenture) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates. In addition, the FR Indenture provides that upon a change of control (as defined in the FR Indenture), subject to certain conditions and restrictions, the holders of the FR Notes will be entitled to require CPI Holdco to purchase all or a portion of their FR Notes at a purchase price equal to 101% the principal amount of the FR Notes, plus accrued and unpaid interest.

At any time or from time to time prior to February 1, 2007, CPI Holdco, at its option, may redeem the FR Notes at a “make whole” premium, plus accrued and unpaid interest to the date of redemption. At any time or from time to time after February 1, 2007, CPI Holdco, at its option, may redeem the FR Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, in each case, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning on February 1 of the years indicated:

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

Optional Redemption
Dates	Prices
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, CPI Holdco, at its option, may redeem up to 35% of the aggregate principal amount of the FR Notes at a redemption price equal to 100% of the principal amount of the FR Notes to be redeemed, plus a premium equal to the interest rate per annum on the FR Notes applicable on the date on which the notice of redemption is given, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings.

Events of default under the FR Indenture include (1) failure to make payments on the FR Notes when due, (2) failure to comply with covenants in the FR Indenture, (3) failure to pay other indebtedness of CPI Holdco or any of its restricted subsidiaries in an aggregate amount of $25 million or more, or any default under such indebtedness resulting in the acceleration of the maturity of such indebtedness or commencement of judicial proceedings to foreclose upon or to exercise remedies to take ownership of any assets securing such indebtedness, (4) failure to pay or discharge any final judgment in excess of $25 million (net of insurance) that has not been satisfied, stayed, annulled or rescinded within 60 days of having been entered against CPI Holdco or any of the restricted subsidiaries, and (5) the occurrence of certain insolvency events.

On April 7, 2005, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission to offer to exchange all outstanding FR Notes due 2015 for FR Notes due 2015 that have been registered under the Securities Act of 1933, as amended.

7. Financial Instruments

The Company continues to use forward exchange contracts to address the foreign currency risk associated with anticipated manufacturing costs in Canada. As of April 1, 2005, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $25.1 million; the last forward contract expires on March 10, 2006. The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. At April 1, 2005, the fair value of unrealized foreign currency forward contracts was $2.7 million and the unrealized gain was approximately $1.5 million, net of related tax expense. The unrealized gains from these forward contracts are included in “Accumulated Other Comprehensive Income” in the Condensed Consolidated Balance Sheet, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months.

In April 2005, the Company expanded its use of derivatives to address the interest rate risk associated with the recently issued FR Notes. On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest. The Swap is for semi-annual interest payments, beginning with interest payments due on February 1, 2006, and the contract matures on January 31, 2008. The Swap is designated as a cash flow hedge under SFAS No. 133 and the gain and loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period.

8. Segments and Related Information

The Company has two reportable segments: VEDs and satcom equipment. Management evaluates performance and allocates resources based on earnings before provision for interest expense, income taxes, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

	Fiscal Year	Fiscal Year

	2005	2004
	13-Week	January 23, 2004	January 3, 2004
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Revenues from external customers
VEDs	$68,675	$55,962	$10,544
Satcom equipment	15,788	9,679	1,062

Total	$84,463	$65,641	$11,606

Intersegment product transfers
VEDs	$7,032	$3,588	$777
Satcom equipment	11	18	—

Total	$7,043	$3,606	$777

EBITDA
VEDs	$19,345	$17,851	$1,496
Satcom equipment	2,411	958	(457)
Other	(3,308)	(17,787)	(7,599)

Total	$18,448	$1,022	$(6,560)

	Fiscal Year	Fiscal Year

	2005	2004
	26-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Revenues from external customers
VEDs	$130,943	$55,962	$69,048
Satcom equipment	27,253	9,679	10,871

Total	$158,196	$65,641	$79,919

Intersegment product transfers
VEDs	$12,784	$3,588	$4,070
Satcom equipment	13	18	—

Total	$12,797	$3,606	$4,070

EBITDA
VEDs	$35,887	$17,851	$15,889
Satcom equipment	3,789	958	(229)
Other	(5,752)	(17,787)	(9,111)

Total	$33,924	$1,022	$6,549

Included in the “Other” category of EBITDA are unallocated corporate operating expenses and amortization of acquisition-related inventory write-up. Intersegment product transfers are recorded at cost.

EBITDA represents earnings before interest expense, provision for income taxes, depreciation and amortization. EBITDA is presented because the Company believes that EBITDA is used by some investors as a financial indicator of a company’s ability to service indebtedness. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of EBITDA from reportable segments to income before taxes is as follows (in thousands):

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

	Fiscal Year
	2005	2004
	13-Week	January 23, 2004	January 3, 2004
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
EBITDA	$18,448	$1,022	$(6,560)
Less:
Depreciation and amortization	3,150	4,418	354
Interest expense, net	4,732	2,950	5,343

Income (loss) before income taxes	$10,566	$(6,346)	$(12,257)

	Fiscal Year
	2005	2004
	26-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
EBITDA	$33,924	$1,022	$6,549
Less:
Depreciation and amortization	9,369	4,418	1,778
Interest expense, net	8,812	2,950	8,902

Income (loss) before income taxes	$15,743	$(6,346)	$(4,131)

Sales by geographic area to unaffiliated customers (based on the location of customer) were as follows (in thousands):

	Fiscal Year
	2005	2004
	13-Week	January 23, 2004	January 3, 2004
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
United States	$55,845	$47,400	$7,657
All foreign countries	28,618	18,241	3,949

Total sales	$84,463	$65,641	$11,606

	Fiscal Year
	2005	2004
	26-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	April 1, 2005	April 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
United States	$106,478	$47,400	$52,417
All foreign countries	51,718	18,241	27,502

Total sales	$158,196	$65,641	$79,919

The Company had one customer, the United States Government, that accounted for 10% or more of consolidated sales. Sales to this customer were $16.0 million, $13.8 million and $2.0 million of the Company’s consolidated sales for the 13-week period ended April 1, 2005, the period from January 23, 2004 to April 2, 2004, and the period from January 3, 2004 to January 22, 2004, respectively. Sales to this customer were $29.6 million, $13.8 million and $17.0 million of the Company’s consolidated sales for the 26-week period ended April 1, 2005, the period from January 23, 2004 to April 2, 2004, and the period from October 4, 2003 to January 22, 2004, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

9. Goodwill and Other Intangible Assets

Goodwill

The following table presents the changes in goodwill by reportable segment during the six months ended April 1, 2005 (in thousands):

	October 1,		April 1,
	2004	Acquired	2005
VED’s	$125,769	$6,208	$131,977
Satcom Equipment	13,845	—	13,845

Total	$139,614	$6,208	$145,822

As more fully described in Note 10 “Econco Acquisition”, goodwill acquired is comprised of the excess of the purchase price for Econco Broadcast Service, Inc. over the fair value of the assets acquired.

Intangible Assets

The following table presents the details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
April 1, 2005	Cost	Amortization	Net
Technology	$58,500	$(2,319)	$56,181
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(313)	11,497
Trade name	5,800	—	5,800
Customer list and programs	5,700	(103)	5,597
Noncompete agreement	110	(17)	93

Net identifiable intangible assets	$99,370	$(20,202)	$79,168

		Accumulated
October 1, 2004	Cost	Amortization	Net
Technology	$58,500	$(1,350)	$57,150
Customer backlog	17,450	(12,148)	5,302
Land lease	11,810	(181)	11,629
Trade name	4,400	—	4,400

Net identifiable intangible assets	$92,160	$(13,679)	$78,481

The estimated future amortization expense of purchased intangibles as of April 1, 2005 was as follows (in thousands):

Fiscal Year	Amount
2005 (remaining six months)	$1,226
2006	2,452
2007	2,452
2008	2,452
2009	2,452
Thereafter	68,134

Total	$79,168

10. Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for cash consideration of approximately $18.7 million. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED. In addition, under the Econco purchase agreement, the Company is required to reimburse

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

the selling shareholders of Econco for certain costs associated with a tax election to treat the transaction as an asset sale. As of April 1, 2005, the Condensed Consolidated Balance Sheet reflects an accrued liability of $0.5 million, which is the estimated amount of this reimbursement. The estimated payment associated with the tax election has been accounted for as additional purchase price and is subject to change as a result of obtaining additional information regarding the actual payment to be made. For segment reporting, Econco is included in the VED segment.

The Econco acquisition was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations.” Accordingly, the assets and liabilities of Econco were adjusted to their fair values and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the preliminary estimates of fair value of the Econco assets acquired and liabilities assumed (in thousands):

Cash	$21
Accounts receivable	1,346
Inventory, including $351 of fair value write-up	1,919
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	6,208
Current liabilities	(1,237)

Total	$18,706

The following table presents details of the purchased intangible assets acquired (dollars in thousands):

	Estimated
	Useful Life	Amount
Non-compete agreement	5 years	$110
Tradename	indefinite	1,400
Customer list and program	25 years	5,700

Total		$7,210

The Condensed Consolidated Financial Statements include Econco’s financial results from the acquisition date. Pro forma results of operations have not been presented because the effect of the Econco acquisition was not material to the Company’s results.

11. Stockholders’ Equity

As more fully described in Note 2, in February 2005, the Board of Directors declared a special cash distribution to stockholders of approximately $75.8 million which was essentially a return of capital. The special cash distribution was made on the basis of the stockholders’ relative ownership in CPI Holdco’s outstanding common stock with the proceeds from the FR Notes of $80 million.

As a result of the special cash distribution to stockholders, CPI Holdco adjusted the options outstanding under the Predecessor’s 2000 Stock Option Plan and CPI Holdco’s 2004 Stock Incentive Plan pursuant to the terms of those plans to reflect the distribution made to the stockholders of CPI Holdco. As a result of these adjustments, the exercise price of the options outstanding under these plans was adjusted by dividing the prior exercise price of such options by 1.781, the number of shares issuable upon exercise of those options was adjusted by multiplying the number of shares previously issuable pursuant to the options by 1.781, and the total number of shares reserved for issuance under each such plan was also increased by a factor of 1.781. These adjustments increased the number of options outstanding from approximately 526,000 to 937,000 and reduced the range of exercise prices of the options outstanding from $1.10 to $36.00 down to $0.62 to $20.21.

In accordance with FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation”, the Company determined that there were no accounting consequences for the adjustments made to the number of options issued and exercise prices. It was determined that the aggregate intrinsic value of the stock options immediately after the adjustment was not greater that aggregate intrinsic value of the stock options immediately before the adjustment and the ratio of exercise price per share to the market value was not reduced.

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

12. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (“FASB”) issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the results of operations or financial condition.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of 2006. The Company has not yet determined the impact of applying the provisions of Interpretation No. 47.

13. Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating condensed financial statements of: (a) the parent, CPI Holdco or Holding, (b) the issuer, CPI, (c) the guarantor subsidiaries, our domestic subsidiaries (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total. The Predecessor “parent” is Holding while the Successor “parent” is CPI Holdco. The accompanying consolidating condensed financial statements should be read in connection with the consolidated financial statements of CPI Holdco.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 1, 2005 (Successor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$243	10,799	278	1,161	—	12,481
Restricted cash	—	—	1,738	111	—	1,849
Accounts receivable, net	—	23,748	6,811	14,043	—	44,602
Inventories	—	31,409	1,544	14,276	—	47,229
Deferred tax assets	—	13,000	—	37	—	13,037
Prepaids and other current assets	—	4,166	405	967	—	5,538
Intercompany receivable	—	29,066	—	—	(29,066)	—

Total current assets	243	112,188	10,776	30,595	(29,066)	124,736
Property, plant and equipment, net	—	63,549	3,200	7,942	—	74,691
Debt issue costs, net	3,354	8,331	—	—	—	11,685
Intangible assets, net	—	62,299	7,090	9,779	—	79,168
Goodwill	—	92,041	6,208	47,573	—	145,822
Other long term assets	—	744	—	—	—	744
Intercompany notes receivable	—	9,535	—	—	(9,535)	—
Investment in subsidiaries	146,408	44,835	—	—	(191,243)	—

Total assets	$150,005	393,522	27,274	95,889	(229,844)	436,846

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	—	—	—	—	—
Accounts payable	—	11,752	342	6,456	—	18,550
Accrued expenses	1,012	16,330	1,058	3,155	—	21,555
Product warranty	—	3,236	112	2,318	—	5,666
Income taxes payable	—	221	201	2,313	—	2,735
Advance payments from customers	—	5,677	1,494	3,804	—	10,975
Intercompany payable	27,770	—	396	900	(29,066)	—

Total current liabilities	28,782	37,216	3,603	18,946	(29,066)	59,481
Deferred income taxes	—	31,836	—	5,856	—	37,692
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,205	205,000	—	—	—	284,205
Intercompany notes payable	—	—	—	9,535	(9,535)	—

Total liabilities	107,987	287,502	3,603	34,337	(38,601)	394,828

Common stock	43	—	—	—	—	43
Additional paid-in capital	28,157	—	—	—	—	28,157
Parent investment	—	91,716	22,588	57,216	(171,520)	—
Accumulated other comprehensive income	1,752	1,752	—	299	(2,051)	1,752
Retained earnings	12,066	12,552	1,083	4,037	(17,672)	12,066

Net stockholders’ equity	42,018	106,020	23,671	61,552	(191,243)	42,018

Total liabilities and stockholders’ equity	$150,005	393,522	27,274	95,889	(229,844)	436,846

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2004 (Successor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	38,131	113	2,232	—	40,476
Restricted cash	—	—	2,188	91	—	2,279
Accounts receivable, net	—	21,424	3,806	10,684	—	35,914
Inventories	—	28,916	99	9,059	—	38,074
Deferred tax assets	—	12,285	—	—	—	12,285
Prepaids and other current assets	—	3,066	168	570	(8)	3,796
Intercompany receivable	—	26,841	—	1,730	(28,571)	—

Total current assets	—	130,663	6,374	24,366	(28,579)	132,824
Property, plant and equipment, net	—	62,162	22	7,943	—	70,127
Debt issue costs, net	—	8,910	—	—	—	8,910
Intangible assets, net	—	67,847	—	10,634	—	78,481
Goodwill	—	92,041	—	47,573	—	139,614
Other long term assets	—	1,251	—	—	—	1,251
Intercompany notes receivable	—	13,335	—	—	(13,335)	—
Investment in subsidiaries	135,688	21,073	—	—	(156,761)	—

Total assets	$135,688	397,282	6,396	90,516	(198,675)	431,207

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	3,944	—	—	—	3,944
Accounts payable	—	11,556	99	4,135	—	15,790
Accrued expenses	—	17,449	561	2,929	—	20,939
Product warranty	—	3,877	—	2,197	—	6,074
Income taxes payable	—	1,274	—	395	(8)	1,661
Advance payments from customers	—	6,463	1,012	4,556	—	12,031
Intercompany payable	28,094	—	477	—	(28,571)	—

Total current liabilities	28,094	44,563	2,149	14,212	(28,579)	60,439
Deferred income taxes	—	32,936	—	6,182	—	39,118
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	—	210,606	—	—	—	210,606
Intercompany notes payable	—	—	—	13,335	(13,335)	—

Total liabilities	28,094	301,555	2,149	33,729	(41,914)	323,613

Common stock	43	—	—	—	—	43
Additional paid-in capital	103,534	—	—	—	—	103,534
Parent investment	—	91,710	3,882	56,790	(152,382)	—
Accumulated other comprehensive income	1,369	1,369	—	54	(1,423)	1,369
Retained earnings (deficit)	2,648	2,648	365	(57)	(2,956)	2,648

Net stockholders’ equity	107,594	95,727	4,247	56,787	(156,761)	107,594

Total liabilities and stockholders’ equity	$135,688	397,282	6,396	90,516	(198,675)	431,207

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the 13-Week Period Ended April 1, 2005 (Successors)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	59,433	11,682	30,708	(17,360)	84,463

Cost of sales	—	41,672	9,575	21,499	(17,360)	55,386

Gross profit	—	17,761	2,107	9,209	—	29,077

Operating costs and expenses:
Research and development	—	773	—	1,085	—	1,858
Selling and marketing	—	1,973	814	1,798	—	4,585
General and administrative	—	3,459	567	1,824	—	5,850
Amortization of acquisition-related intangible assets	—	1,175	62	249	—	1,486

Total operating costs and expenses	—	7,380	1,443	4,956	—	13,779

Operating income	—	10,381	664	4,253	—	15,298
Interest expense (income), net	811	3,674	(10)	257	—	4,732

(Loss) income before income tax expense and equity in income of subsidiaries	(811)	6,707	674	3,996	—	10,566
Income tax (benefit) expense	(324)	3,025	229	1,316	—	4,246
Equity in income of subsidiaries	6,807	3,125	—	—	(9,932)	—

Net income	$6,320	6,807	445	2,680	(9,932)	6,320

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From January 23, 2004 to April 2, 2004 (Successor)
(in thousands — unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	48,969	6,678	22,228	(12,234)	65,641
Cost of sales	—	31,654	5,945	16,442	(12,234)	41,807
Amortization of acquisition-related inventory write-up	—	4,220	—	—	—	4,220

Gross profit	—	13,095	733	5,786	—	19,614

Operating costs and expenses:
Research and development	—	378	—	1,086	—	1,464
Selling and marketing	—	1,491	499	1,181	(33)	3,138
General and administrative	—	2,148	316	1,061	(13)	3,512
Amortization of acquisition -related intangible assets	—	3,096	—	300	—	3,396
Acquired in-process R&D	—	5,900	—	5,600	—	11,500
Intercompany income	—	(13)	(33)	—	46	—

Total operating costs and expenses	—	13,000	782	9,228	—	23,010

Operating income (loss)	—	95	(49)	(3,442)	—	(3,396)
Interest expense (income), net	—	2,616	(1)	335	—	2,950

(Loss) income before income tax expense and equity in loss of subsidiaries	—	(2,521)	(48)	(3,777)	—	(6,346)
Income tax expense (benefit)	—	611	7	(131)	—	487
Equity in loss of subsidiaries	(6,833)	(3,701)	—	—	10,534	—

Net (loss) income	$(6,833)	(6,833)	(55)	(3,646)	10,534	(6,833)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From January 2, 2004 to January 22, 2004 (Predecessor)
(in thousands — unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holding)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	8,501	1,687	3,969	(2,551)	11,606
Cost of sales	—	6,939	1,504	3,179	(2,573)	9,049

Gross profit	—	1,562	183	790	22	2,557

Operating costs and expenses:
Research and development	—	130	—	337	—	467
Selling and marketing	—	341	13	374	—	728
General and administrative	498	2,146	136	(311)	(137)	2,332
Merger Expenses	4,644	1,300	—	—	—	5,944
Intercompany (income) expense	(143)	19	—	—	124	—

Total operating costs and expenses	4,999	3,936	149	400	(13)	9,471

Operating (loss) income	(4,999)	(2,374)	34	390	35	(6,914)
Interest expense, net	109	5,098	—	136	—	5,343

(Loss) income before income tax expense and equity in (loss) income of subsidiaries	(5,108)	(7,472)	34	254	35	(12,257)
Income tax expense (benefit)	43	(3,008)	55	62	—	(2,848)
Equity in (loss) income of subsidiaries	(4,258)	193	—	—	4,065	—

Net (loss) income	$(9,409)	(4,271)	(21)	192	4,100	(9,409)

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the 26-Week Period Ended April 1, 2005 (Successors)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	113,566	21,255	55,818	(32,443)	158,196
Cost of sales	—	79,791	17,293	40,423	(32,443)	105,064
Amortization of acquisition-related inventory write-up	—	—	351	—	—	351

Gross profit	—	33,775	3,611	15,395	—	52,781

Operating costs and expenses:
Research and development	—	1,191	—	2,115	—	3,306
Selling and marketing	—	3,695	1,646	3,312	—	8,653
General and administrative	—	6,292	837	2,746	—	9,875
Amortization of acquisition-related intangible assets	—	5,417	120	855	—	6,392

Total operating costs and expenses	—	16,595	2,603	9,028	—	28,226

Operating income	—	17,180	1,008	6,367	—	24,555
Interest expense (income), net	811	7,444	(15)	572	—	8,812

Income (loss) before income tax expense and equity in income of subsidiaries	(811)	9,736	1,023	5,795	—	15,743
Income tax (benefit) expense	(324)	4,331	305	2,013	—	6,325
Equity in income of subsidiaries	9,905	4,500	—	—	(14,405)	—

Net income	$9,418	9,905	718	3,782	(14,405)	9,418

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From January 23, 2004 to April 2, 2004 (Successor)
(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	48,969	6,678	22,228	(12,234)	65,641
Cost of sales	—	31,654	5,945	16,442	(12,234)	41,807
Amortization of acquisition-related inventory write-up	—	4,220	—	—	—	4,220

Gross profit	—	13,095	733	5,786	—	19,614

Operating costs and expenses:
Research and development	—	378	—	1,086	—	1,464
Selling and marketing	—	1,491	499	1,181	(33)	3,138
General and administrative	—	2,148	316	1,061	(13)	3,512
Amortization of acquisition -related intangible assets	—	3,096	—	300	—	3,396
Acquired in-process R&D	—	5,900	—	5,600	—	11,500
Intercompany income	—	(13)	(33)	—	46	—

Total operating costs and expenses	—	13,000	782	9,228	—	23,010

Operating income (loss)	—	95	(49)	(3,442)	—	(3,396)
Interest expense (income), net	—	2,616	(1)	335	—	2,950

(Loss) income before income tax expense and equity in (loss) of subsidiaries	—	(2,521)	(48)	(3,777)	—	(6,346)
Income tax expense (benefit)	—	611	7	(131)	—	487
Equity in loss of subsidiaries	(6,833)	(3,701)	—	—	10,534	—

Net (loss) income	$(6,833)	(6,833)	(55)	(3,646)	10,534	(6,833)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holding)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	60,721	10,673	26,470	(17,945)	79,919
Cost of sales	—	43,551	9,448	21,223	(18,033)	56,189

Gross profit	—	17,170	1,225	5,247	88	23,730

Operating costs and expenses:
Research and development	—	607	—	1,593	—	2,200
Selling and marketing	—	2,136	591	1,678	(53)	4,352
General and administrative	355	4,973	236	1,508	(1,039)	6,033
Merger expenses	5,074	1,300	—	—	—	6,374
Intercompany income	(755)	(215)	(53)	—	1,023	—

Total operating costs and expenses	4,674	8,801	774	4,779	(69)	18,959

Operating (loss) income	(4,674)	8,369	451	468	157	4,771
Interest expense (income), net	590	7,731	(3)	584	—	8,902

(Loss) income before income tax expense and equity in income of subsidiaries	(5,264)	638	454	(116)	157	(4,131)
Income tax expense	—	334	55	50	—	439
Equity in income of subsidiaries	694	321	—	—	(1,015)	—

Net (loss) income	$(4,570)	625	399	(166)	(858)	(4,570)

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 26-Week Period Ended April 1, 2005 (Successor)
(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$227	5,570	258	(808)	—	5,247

INVESTING ACTIVITIES
Expenses relating to sale of San Carlos property	—	(203)	—	—	—	(203)
Purchase of Econco, net of cash acquired	—	(18,685)	—	—	—	(18,685)
Purchase of property, plant, and equipment	—	(4,092)	(73)	(263)	—	(4,428)

Net cash used in investing activities	—	(22,980)	(73)	(263)	—	(23,316)

FINANCING ACTIVITIES
Proceeds from issuance of floating rate senior notes	79,200	—	—	—	—	79,200
Payments for debt issuance costs	(3,375)	—	—	—	—	(3,375)
Repayments of senior term loan	—	(9,550)	—	—	—	(9,550)
Stockholder distribution payments	(75,809)	—	—	—	—	(75,809)
Repayments on capital leases	—	—	(20)	—	—	(20)
Net repayments from bank overdraft	—	(372)	—	—	—	(372)

Net cash provided by (used in) financing activities	16	(9,922)	(20)	—	—	(9,926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243	(27,332)	165	(1,071)	—	(27,995)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476

Cash and cash equivalents at end of period	$243	10,799	278	1,161	—	12,481

CPI Holdco, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
From January 23, 2004 to April 2, 2004 (Successor)
(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15,685	(27,146)	2,601	3,110	—	(5,750)

INVESTING ACTIVITIES
Purchase of predecessor net assets, net of						—
cash acquired	(113,760)	—	—	—	—	(113,760)
Purchase of property, plant and equipment, net	—	(255)	(9)	(34)	—	(298)

Net cash used in investing activities	(113,760)	(255)	(9)	(34)	—	(114,058)

FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	—	—	—	(74,000)
Senior redeemable preferred stock	—	(29,735)	—	—	—	(29,735)
Junior preferred stock	—	(32,336)	—	—	—	(32,336)
Dividends on senior preferred stock	—	(19,310)	—	—	—	(19,310)
Mortgage financing	—	(17,500)	—	—	—	(17,500)
Proceeds from/(payments for) the issuance of debt:
Senior subordinated notes	—	125,000	—	—	—	125,000
Senior term loans	—	90,000	—	—	—	90,000
Debt issue costs	—	(9,577)	—	—	—	(9,577)
Proceeds from the repayment of Predecessor management loans	—	1,266	—	—	—	1,266
Net proceeds from the issuance of common stock	98,075					98,075
Net proceeds from bank overdraft	—	1,907	—	—	—	1,907

Net cash provided by financing activities	98,075	35,715	—	—	—	133,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	8,314	2,592	3,076	—	13,982
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	8,314	2,592	3,076	—	13,982

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holding)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	8,152	206	(145)	—	8,213

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	—	(416)	(2)	(41)	—	(459)

Retirement of senior subordinated notes	—	(26,000)	—	—	—	(26,000)
Net repayment of bank overdraft	—	(1,639)	—	—	—	(1,639)

Net cash used in financing activities	—	(27,639)	—	—	—	(27,639)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(19,903)	204	(186)	—	(19,885)
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751

Cash and cash equivalents at end of period	$—	10,658	1,922	1,286	—	13,866

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

The Company is a leading designer, manufacturer and global marketer of vacuum electron devices (“VEDs”), satellite communications amplifiers, medical x-ray generators and other related products for critical defense and commercial applications. The Company’s defense applications include radar, electronic warfare and communications end markets and its commercial applications include communications, medical, industrial and scientific end markets. Communications applications consist of applications for military and commercial satellite communications uses and broadcast uses. The Company defines and discusses its recorded orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating divisions that are differentiated based on products operating in two segments. The Company’s VED segment consists of five operating divisions. The Company also has a satellite communications equipment segment that has one operating division. Segment data is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Floating Rate Senior Notes

On February 22, 2005, CPI Holdco issued $80.0 million of Floating Rate Senior Notes due 2015 (the “FR Notes”). The FR Notes were issued at a 1% discount; the gross cash proceeds from the issuance of FR Notes were $79.2 million. The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI Holdco of approximately $75.8 million and to pay fees and expenses of approximately $3.4 million associated with the issuance of FR Notes.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually. CPI Holdco may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI Holdco elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% increment, with the increment increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%).

The FR Notes are general unsecured obligations of CPI Holdco. The FR Notes are not guaranteed by any of CPI Holdco’s subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of CPI Holdco’s subsidiaries. The FR Notes are senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the FR Notes. See Note 6 to the Condensed Consolidated Financial Statements.

Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for cash consideration of approximately $18.7 million. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED. See Note 10 to the Condensed Consolidated Financial Statements.

Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, CPI Merger Sub Corp. (“Merger Sub”), merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of The Cypress Group L.L.C. (“Cypress”), agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares of common stock of CPI Holdco (“Rollover Options”). The fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004. Members of Holding management that were residents of Canada received 1,485 stock options to purchase shares of common stock of CPI

Holdco as payment of Merger escrow proceeds in respect of their options to purchase shares of Holding.

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

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (“Varian”), and the Company dated June 9, 1995, as amended, the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to waive certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of April 1, 2005. In addition, the Company has agreed to relieve Varian of certain of its indemnity obligations to the Company for certain environmental liabilities related to the San Carlos property relating to periods prior to August 1995, and to reimburse Varian for certain potential environmental costs related to the San Carlos property that are not covered by insurance. The Company and Varian have also agreed to certain use restrictions and environmental cost-sharing provisions related to the Company’s property in Beverly, Massachusetts, and the Company has relinquished its right to redevelop that property for residential or similar use.

As of April 1, 2005, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheet. As of April 1, 2005, the Company had deferred expenses of $0.7 million relating to the sale of the San Carlos property and classified these amounts as other long-term assets in the accompanying Condensed Consolidated Balance Sheet. As of April 1, 2005, the San Carlos land and building had a net book value of $23.8 million and the building continues to be depreciated over its remaining useful life. Based on current projections of costs, the Company does not expect to recognize a loss on the sale of the San Carlos property.

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

Effect of Merger on Financial Results

As a result of the Merger, the assets acquired and liabilities assumed were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. The revised fair values significantly impacted the Company’s results of operations subsequent to the Merger and their comparability to the results of operations of the Predecessor. The most significant purchase accounting adjustments and their effect on results of operations are discussed below:

•	Customer backlog was valued at $17.5 million. Customer backlog was amortized over the 12-month expected product delivery schedule of the contracts in backlog at the Merger closing date. Customer backlog amortization was $12.1 million in fiscal year 2004 and $4.4 million in the first quarter of fiscal year 2005, and the remaining $1.0 million was amortized in the second quarter of fiscal year 2005.

•	Property, plant and equipment valuation was increased by $38.7 million. Operating income will be charged approximately $3.1 million per year for the next 4 years, and at a reduced rate thereafter, for additional depreciation from the increased valuation of property, plant and equipment. Property, plant and equipment are depreciated over useful lives of 5 years to 25 years.

•	Technology-related intangible assets were valued at $58.5 million. Operating income will be charged approximately $1.9 million per year for the next 14 years and at a reduced rate thereafter for the amortization of technology-related intangible assets. Technology-related intangible assets have useful lives of 15 to 50 years.

•	Land lease intangibles were valued at $11.8 million. Operating income will be charged approximately $0.3 million per year for the remaining 44 years of the land lease. The Predecessor had a land lease with a net book value of $20.3 million that was being amortized over 55 years at a rate of $0.5 million per year. Thus, the effect on future operating income is a reduction in amortization expense of $0.2 million per year.

•	Deferred tax liabilities were increased by $46.5 million. Merger related deferred tax liabilities were $37.7 million at April 1, 2005. As the revalued assets noted above are charged to operating income, their expense is not deductible for income tax purposes. The deferred tax liability is charged against the income tax provision as the revalued assets are charged to operating income. In effect, revalued assets are being charged to net income on an after-tax basis.

Orders

Incoming order levels fluctuate significantly on a quarterly basis, and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Market segment orders are summarized as follows (in millions):

	26-Week Period Ended
	April 1, 2005		April 2, 2004
		Percentage of		Percentage of
	Amount	Total Orders	Amount	Total Orders
Radar	$53.4	30%	$52.8	35%
Electronic Warfare	15.4	9%	12.8	8%
Communications	59.0	34%	38.5	26%
Medical	32.3	18%	26.0	17%
Industrial	12.9	7%	12.3	8%
Scientific	3.9	2%	8.3	6%

Total orders	$176.9	100%	$150.7	100%

Orders recorded in the 26-week period ending April 1, 2005 were $176.9 million, an increase of $26.2 million, or 17%, from $150.7 million in the comparable period of fiscal year 2004. The increase primarily relates to increases in the communications, medical and electronic warfare markets, partially offset by a decrease in the scientific market. Orders in the radar and industrial markets did not change significantly from fiscal year 2004 to 2005. The Econco acquisition represents $6.0 million of the orders increase, while the remaining increase of $20.2 million was due to growth from our existing business.

Orders in the communications market for the 26-week period ending April 1, 2005 increased $20.5 million, or 53%, from the comparable period of fiscal year 2004. The increase in communications orders was attributable to the continued strength in orders for the direct-to-home broadcast market, the acceleration of orders for our Eimac division because of its upcoming relocation from San Carlos, California to Palo Alto, California, a large order from an international customer for traveling wave tubes used for terrestrial microwave relays and orders for Econco. Orders in the medical market for the 26-week period ending April 1, 2005 increased $6.3 million, or 24%, from the comparable period of fiscal year 2004. The increase in medical orders was due to the continued strength in orders for VEDs used in cancer therapy and x-ray generator systems and power supply products used in x-ray imaging systems; also contributing to the increase in medical orders was the acceleration of orders for our Eimac division because of its upcoming relocation. Orders in the electronic warfare market for the 26-week period ending April 1, 2005 increased $2.6 million, or 20%, from the comparable period of fiscal year 2004. The increase in electronic warfare orders was primarily attributable to the receipt of a $3.8 million order from an international customer for traveling wave tubes to support the Advanced Self Protection Integrated Suite program. Orders for products sold in the scientific market for the 26-week period ending April 1, 2005 decreased $4.4 million, or 53%, from the comparable period of fiscal year 2004. The decrease in scientific orders was primarily attributable to the receipt of a $3.8 million order in the first 26-week period of fiscal year 2004 for a high frequency, high power gyrotrons for fusion research. Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. Although total orders for the radar and industrial markets did not change significantly from the first 26-week period of fiscal year 2005 compared to the first 26-week period of fiscal year 2004, there was an increase in orders for the radar and industrial markets from the recently acquired Econco division that was partially offset by an anticipated reduction in radar orders for VED’s from the Department of Defense and reduced industrial orders due to lower orders from semiconductor equipment companies.

Order backlog consists of firm orders for which goods and services are yet to be provided. As of April 1, 2005, the Company had an order backlog of $200.0 million compared to an order backlog of $179.4 million as of April 2, 2004. Order backlog increased during the second quarter of fiscal year 2005 by $6.8 million from $193.2 million. Although orders can be and sometimes are modified or terminated, the amount of modifications and terminations has historically not been material compared to total contract volume.

Results of Operations

Fiscal Year

CPI Holdco’s fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2005 comprises the 52-week period ending September 30, 2005, and fiscal year 2004 comprised the 52-week period ended October 1, 2004.

Quarter Ended April 1, 2005 Compared to Quarter Ended April 2, 2004

Operating results for the second quarter of fiscal year 2005 and 2004 were as follows (dollars in millions):

	Quarter Ended		Quarter Ended
	April 1, 2005		April 2, 2004 (b)
		Percentage		Percentage
	Amount	of Sales	Amount	of Sales
Sales	$84.5	100.0%	$77.2	100.0%
Cost of sales	55.4	65.6	50.9	65.9
Amortization of acquisition related inventory write-up	—	—	4.2	5.4

Gross profit	29.1	34.4	22.2	28.8
Research and development	1.9	2.2	1.9	2.5
Selling and marketing	4.6	5.4	3.9	5.1
General and administrative	5.9	7.0	5.8	7.5
Merger expenses	—	—	5.9	7.6
Amortization of acquisition related intangibles	1.5	1.8	3.4	4.4
Acquired in-process research and development	—	—	11.5	14.9

Operating income (loss)	15.3	18.1	(10.3)	(13.3)
Interest expense, net	4.7	5.6	8.3	10.8

Income (loss) before taxes	10.6	12.5	(18.6)	(24.1)
Income tax expense (benefit)	4.2	5.0	(2.4)	(3.1)

Net income (loss)	$6.3	7.5%	(16.2)	(21.0)%

Other Data:
EBITDA (a)	$18.4	21.8%	$(5.5)	(7.1)%

(a)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding the Company’s results of operations because it assists in analyzing and benchmarking the performance and value of the Company’s business. Although management uses EBITDA as a financial measure to assess the performance of the Company’s business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity. For reconciliation of EBITDA to Income before taxes, see Note 8 of the Notes to Consolidated Condensed Financial Statements.

(b)	Represents the combined pro forma results of CPI Holdco for the 10-week period ended April 2, 2004 and the Predecessor for the 3-week period ended January 22, 2004.

Sales.

The following table compares total sales by market segment for the quarter ended April 1, 2005 to the quarter ended April 2, 2004 (dollars in millions):

	Quarter Ended
	April 1, 2005		April 2, 2004
		Percentage of		Percentage of
	Amount	Total Sales	Amount	Total Sales
Radar	$28.5	34%	$31.8	41%
Electronic Warfare	6.9	8%	6.2	8%
Communications	26.4	31%	20.7	27%
Medical	13.9	16%	10.4	13%
Industrial	6.4	8%	5.4	7%
Scientific	2.4	3%	2.7	3%

Total sales	$84.5	100%	$77.2	100%

Sales for the second quarter of fiscal year 2005 of $84.5 million were $7.3 million, or 9%, higher than the prior year’s level of $77.2 million. The sales increase was primarily related to increases in the communications, industrial and medical markets, partially offset by decreases in the radar market. The Econco acquisition represents $3.0 million of the sales increase, while the remaining increase of $4.3 million was due to growth from our existing business.

Communications sales of $26.4 million in the second quarter of fiscal year 2005 were $5.7 million, or 28%, higher than the second quarter of fiscal year 2004, primarily due to the increased shipment of direct-to-home broadcast amplifiers, VED communication products and additional sales from the Econco acquisition. Medical sales of $13.9 million for the second quarter of fiscal year 2005 were $3.5 million, or 34%, higher than the second quarter of fiscal year 2004, primarily due to increased shipments of VEDs used in cancer therapy and magnetic resonance imaging systems, and x-ray generator systems and power supply products used in x-ray imaging systems. Industrial sales of $6.4 million in the second quarter of fiscal year 2005 were $1.0 million, or 19% higher than the second quarter of fiscal year 2004, primarily due to additional sales from Econco. Radar sales of $28.5 million for the second quarter of fiscal year 2005 were $3.3 million, or 10%, lower than the first quarter of fiscal year 2004, primarily due to the expected reduction of VED product deliveries to the Department of Defense.

Gross Profit. Gross profit of $29.1 million, or 34.4% of sales, in the second quarter of fiscal year 2005 was $6.9 million higher than the prior year’s level of $22.2 million, or 28.8% of sales. The increase in gross profit was primarily due to purchase accounting charges of $4.2 million in the second quarter of fiscal year 2004 that did not occur in fiscal year 2005 and higher sales volume and incremental gross profit from the Econco operation in the second quarter of fiscal year 2005.

Research and Development Expenses. Research and development expenses of $1.9 million for the second quarter of fiscal year 2005 were consistent with the $1.9 million expense in the second quarter of fiscal year 2004.

Selling and Marketing Expenses. Selling and marketing expenses of $4.6 million, or 5.4% of sales, for the second quarter of fiscal year 2005 were $0.7 million higher than the $3.9 million, or 5.1% of sales, for the second quarter of fiscal year 2004. The increase in selling and marketing expenses in the second quarter of fiscal year 2005 was primarily due to additional costs to support the increase in sales volume and incremental costs for the Econco operation.

General and Administrative Expenses. Although general and administrative expenses of $5.9 million, or 7.0% of sales, for the second quarter of fiscal year 2005 were generally consistent with the $5.8 million, or 7.5% of sales, for the second quarter of fiscal year 2004, the composition of these expenses changed. In the second quarter of fiscal year 2005, the Company incurred moving and rearranging costs associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California, higher currency loss and incremental costs for the Econco operation as compared to in the second quarter of fiscal year 2004, offset by a $0.8 million reduction in stock-based compensation expense primarily due to the accelerated vesting of CPI Holding stock options in connection with the Merger in fiscal year 2004.

Merger Expenses. Merger expenses of $5.9 million for the second quarter of fiscal year 2004 consisted of fees paid to investment bankers, legal expenses, transaction bonuses for management, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor. These expenses were incurred in connection with the sale of Holding.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles of $1.5 million for the second quarter of fiscal year 2005 consists of purchase accounting charges of $1.0 million for customer backlog and $0.5 million for other acquisition-related intangible assets. Amortization of acquisition-related intangibles of $3.4 million for the second quarter of fiscal year 2004 consists of purchase accounting charges for customer backlog. Customer backlog was fully amortized in January 2005, while the other acquisition-related intangible assets will continue to be amortized over the next 4 to 49 years. Amortization of acquisition-related intangibles is expected to be approximately $0.6 million for the third quarter of fiscal year 2005 and per quarter thereafter through fiscal year 2018.

Acquired In-Process Research and Development. Acquired in-process research and development expense of $11.5 million for the second quarter of fiscal year 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date. In the third quarter of fiscal year 2004, the acquired in-process research and development expense was reduced by $9.0 million to $2.5 million because of the finalization of the Merger purchase price allocation.

EBITDA. EBITDA for the second quarter of fiscal year 2005 was $18.4 million, an increase of $23.9 million compared to negative $5.5 million for the second quarter of fiscal year 2004. The increase in EBITDA from fiscal year 2004 to 2005 resulted primarily from the write-off of acquired in-process research and development and Merger expenses in fiscal year 2004 and higher gross profit in fiscal year 2005. For a reconciliation of EBITDA to income (loss) before taxes, see Note 8 to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of $4.7 million, or 5.6% of sales, for the second quarter of fiscal year 2005 was $3.6 million lower than the $8.3 million, or 10.8% of sales, for the second quarter of fiscal year 2004. The decrease in interest expense in fiscal year 2005 is primarily due to fiscal year 2004 interest costs associated with the early redemption of the Predecessor’s 12% Senior Subordinated Notes (the “12% Notes”), and the write-off of capitalized debt issue costs related to outstanding debt at the time of the Merger.

Income Tax Expense (Benefit). The Company recorded income tax expense of $4.2 million for the second quarter of fiscal year 2005, an increase of $6.6 million, compared to the income tax benefit of $2.4 million for the second quarter of fiscal year 2004. The effective tax rate for the second quarter of fiscal year 2005 was approximately 40%. The tax benefit of $2.4 million recorded in the second quarter of fiscal year 2004 was primarily related to the Predecessor’s $12.3 million pre-tax loss for the period from January 3, 2004 to January 22, 2004.

Net Income. The Company recorded net income of $6.3 million for the second quarter of fiscal year 2005, an increase of $22.5 million compared to net loss of $16.2 million for the second quarter of fiscal year 2004. Higher net income for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 is primarily due to purchase accounting charges in fiscal year 2004, and improved operating performance in fiscal year 2005.

Six Months Ended April 1, 2005 Compared to the Six Months Ended April 2, 2004

Operating results for the first six-months of fiscal year 2005 and 2004 were as follows (dollars in millions):

	Six-months Ended		Six-months Ended
	April 1, 2005		April 2, 2004 (b)
	Amount	Percentage of Sales	Amount	Percentage of Sales
Sales	$158.2	100.0%	$145.6	100.0%
Cost of sales	105.1	66.4	98.0	67.3
Amortization of acquisition related inventory write-up	0.4	0.3	4.2	2.9

Gross profit	52.8	33.4	43.3	29.7
Research and development	3.3	2.1	3.7	2.5
Selling and marketing	8.7	5.5	7.5	5.2
General and administrative	9.9	6.3	9.5	6.5
Merger expenses	—	—	6.4	4.4
Amortization of acquisition related intangibles	6.4	4.0	3.4	2.3
Acquired in-process research and development	—	—	11.5	7.9

Operating income (loss)	24.6	15.5	1.4	1.0
Interest expense, net	8.8	5.6	11.9	8.2

Income (loss) before taxes	15.7	9.9	(10.5)	(7.2)
Income tax expense	6.3	4.0	0.9	0.6

Net income (loss)	$9.4	5.9%	$(11.4)	(7.8)%

Other Data:
EBITDA (a)	$33.9	21.4%	$7.6	5.2%

(a)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding the Company’s results of operations because it assists in analyzing and benchmarking the performance and value of the Company’s business. Although management uses EBITDA as a financial measure to assess the performance of the Company’s business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity. For reconciliation of EBITDA to Income before taxes, see Note 8 of the Notes to Consolidated Condensed Financial Statements.

(b)	Represents the combined pro forma results of CPI Holdco for the 10-week period ended April 2, 2004 and the Predecessor for the 16-week period ended January 22, 2004.

Sales.

The following table compares total sales by market segment for the six-months ended April 1, 2005 to the six-months ended April 2, 2004 (dollars in millions):

	Six-months Ended
	April 1, 2005		April 2, 2004
		Percentage of		Percentage of
	Amount	Total Sales	Amount	Total Sales
Radar	$55.5	35%	$57.5	39%
Electronic Warfare	12.8	8%	12.5	9%
Communications	47.4	30%	38.8	27%
Medical	25.7	16%	20.8	14%
Industrial	11.9	8%	10.3	7%
Scientific	4.9	3%	5.7	4%

Total sales	$158.2	100%	$145.6	100%

Sales for the first six months of fiscal year 2005 of $158.2 million were $12.6 million, or 9%, higher than the prior year’s level of $145.6 million. The sales increase was primarily related to increases in the communications and medical markets, partially offset by a decrease in the radar market. The Econco acquisition represents $5.8 million of the sales increase, while the remaining increase of $6.8 million was due to growth from our existing business.

Communications sales of $47.4 million in the first half of fiscal year 2005 were $8.6 million, or 22%, higher than the first half of fiscal year 2004, primarily due to increased shipment of direct-to-home broadcast amplifiers, VED communication products and additional sales from the Econco acquisition. Medical sales of $25.7 million for the first half of fiscal year 2005 were $4.9 million, or 24%, higher than the first half of fiscal year 2004, primarily due to increased shipments of VEDs used in cancer therapy and magnetic resonance imaging systems, and x-ray generator systems and power supply products used in x-ray imaging systems. Radar sales of $55.5 million for the first half of fiscal year 2005 were $2.0 million, or 3%, lower than the first half of fiscal year 2004, primarily due to the expected reduction of VED product deliveries to the Department of Defense.

Gross Profit. Gross profit of $52.8 million, or 33.4% of sales, in the first six months of fiscal year 2005 was $9.5 million higher than the prior year’s level of $43.3 million, or 29.7% of sales. The increase in gross profit was primarily due to merger purchase accounting charges of $4.2 million for amortization of acquisition-related inventory write-up in fiscal year 2004 and higher sales volume in fiscal year 2005.

Research and Development Expenses. Research and development expenses of $3.3 million, or 2.1% of sales, for the first six months of fiscal year 2005 were $0.4 million lower than fiscal year 2004 due to additional engineering efforts on customer-funded development contracts rather than Company-funded research and development programs.

Selling and Marketing Expenses. Selling and marketing expenses of $8.7 million, or 5.5% of sales, for the first half of fiscal year 2005 were $1.2 million higher than the $7.5 million, or 5.2% of sales, for the first half of fiscal year 2004. The increase in selling and marketing expenses in the first half of fiscal year 2005 was primarily due to additional costs to support the increase in sales volume and incremental costs for the Econco operation.

General and Administrative Expenses. Although general and administrative expenses of $9.9 million, or 6.3% of sales, for the first half of fiscal year 2005 were generally consistent as a percentage of sales with the $9.5 million, or 6.5% of sales, for the first half of fiscal year 2004, the composition of these expenses changed. During the first half of fiscal year 2005, the Company incurred moving and rearranging costs associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California, higher currency loss and incremental costs for the Econco operation as compared to in the first half of fiscal year 2004, offset by a $0.9 million reduction in stock-based compensation expense primarily due to the accelerated vesting of CPI Holding stock options in connection with the Merger in fiscal year 2004.

Merger Expenses. Merger expenses of $6.4 million for the first half of fiscal year 2004 consisted of fees paid to investment bankers, legal expenses, transaction bonuses for management, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor. These expenses were incurred in connection with the Merger.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles of $6.4 million for the first half of fiscal year 2005 is $3.0 million higher than the first half of fiscal year 2004. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets. Customer backlog was fully amortized in January 2005 while the other acquisition-related intangible assets will continue to be amortized over the next 4 to 49 years. Amortization of acquisition-related intangibles is expected to be approximately $0.6 million per quarter through fiscal year 2018.

Acquired In-Process Research and Development. Acquired in-process research and development expense of $11.5 million for the first half of fiscal year 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date. In the third quarter of fiscal year 2004, the acquired in-process research and development expense was reduced by $9.0 million to $2.5 million because of the finalization of the Merger purchase price allocation.

EBITDA. EBITDA for the first six months of fiscal year 2005 was $33.9 million, an increase of $26.3 million compared to $7.6 million for the first six months of fiscal year 2004. The increase in EBITDA from fiscal year 2004 to 2005 resulted primarily from the write-off of acquired in-process research and development and Merger expenses in fiscal year 2004 and higher gross profit in fiscal year 2005. For a reconciliation of EBITDA to income (loss) before taxes, see Note 8 to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net, of $8.8 million, or 5.6% of sales, for the first six months of fiscal year 2005 was $3.1 million lower than the $11.9 million, or 8.2% of sales, for the first six months of fiscal year 2004. The decrease in interest expense in fiscal year 2005 is primarily due to fiscal year 2004 interest costs associated with the early redemption of the Predecessor’s 12% Notes, and the write-off of capitalized debt issue costs related to outstanding debt at the time of the Merger.

Income Tax Expense. The Company recorded income tax expense of $6.3 million for the first six months of fiscal year 2005, an increase of $5.4 million, compared to income tax expense of $0.9 million for the first six months of fiscal year 2004. The effective income tax rate was 40% for the first six months of fiscal year 2005. Despite a pre-tax loss of $10.5 million for the first six months of fiscal year 2004, tax expense was recorded as certain Merger and purchase accounting related expenses were not deductible for income tax purposes.

Net Income. The Company recorded net income of $9.4 million for the first six months of fiscal year 2005, an increase of $20.8 million compared to a net loss of $11.4 million for the first six months of fiscal year 2004. Higher net income for the first half of fiscal year 2005 compared to fiscal year 2004 is primarily due to purchase accounting charges in fiscal year 2004 and improved operating performance in fiscal year 2005.

Financial Condition

The Company generated net cash from operating activities of $5.2 million for the first half of fiscal year 2005, compared to $2.5 million for the first half of fiscal year 2004. The $2.7 million increase in net cash from operating activities for the first half of fiscal year 2005 compared to the first half of fiscal year 2004 is primarily due to the increase in net income, excluding non-cash charges, partially offset by increases in inventory and accounts receivable. The increase in accounts receivable was due to increased sales and the increase in inventory was due to increased product delivery requirements in fiscal year 2005 compared to fiscal year 2004.

Investing activities used net cash of $23.3 million for the first half of fiscal year 2005, compared to $114.5 million for the first half of fiscal year 2004. Investing activities for first half of fiscal year 2005 include $18.7 million for the purchase of Econco and $4.4 million for the purchases of property, plant and equipment, primarily in connection with the relocation of the San Carlos production facility to Palo Alto, California. Investing activities for the first half of fiscal year 2004 consists primarily of the purchase of the Predecessor’s net assets.

The Company’s continuing operations typically do not have large capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Excluding fiscal year 2005 anticipated capital expenditures of approximately $14 million related to the relocation of the San Carlos, California facility to Palo Alto, California, the Company expects the level of capital expenditures in fiscal year 2005 to be consistent with fiscal year 2004 levels.

Financing activities used net cash of $9.9 million for the first half of fiscal year 2005, compared to $106.2 million provided by financing activities for the first half of fiscal year 2004. Financing activities for the first half of fiscal year 2005 consist primarily of a $75.8 million distribution to stockholders of CPI Holdco, $9.6 million repayments on CPI’s senior term loans and $3.4 million incurred to issue the FR Notes, partially offset by the $79.2 million of gross proceeds from the issuance of FR Notes. The term loan repayments included $3.9 million of required annual repayments and an optional prepayment of $5.7 million.

Working capital was $65.3 million at April 1, 2005 compared to $72.4 million at October 1, 2004, representing a decrease of $7.1 million during the first two quarters of fiscal year 2005. The decrease in working capital was primarily due to the $18.7 million purchase consideration for the purchase of Econco’s common stock, partially offset by cash generated from operating activities and additional working capital from the Econco acquisition.

On April 1, 2005, CPI had $12.5 million in cash and cash equivalents, compared to $40.5 million on October 1, 2004. Cash balances in excess of operating requirements are invested daily in federal securities.

The following table summarizes future minimum principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term non-cancelable operating leases as of April 1, 2005 (in thousands):

	Due in Fiscal Years
Description	2005	2006	2007	2008	2009	Thereafter	Total

Debt obligations	$—	—	—	—	16,044	268,956	285,000
Noncancellable operating leases	622	610	427	356	338	3,838	6,191

Total cash obligations	$622	610	427	356	16,382	272,794	291,191

Standby letters of credit	$4,092	—	—	—	—	—	4,092

The Company continues to use forward exchange contracts to address the foreign currency risk associated with anticipated manufacturing costs in Canada. As of April 1, 2005, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $27.1 million; the last forward contract expires on March 10, 2006. At April 1, 2005, the fair value of unrealized foreign currency forward contracts was $2.7 million and the unrealized gain was approximately $1.8 million, net of related tax expense. The Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months.

In April 2005, the Company expanded its use of derivatives to address the interest rate risk associated with the recently issued FR Notes. On April 15, 2005, the Company entered into an $80 million interest rate swap contract to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest. The interest rate swap contract is for semi-annual interest payments, beginning with interest payments due on February 1, 2006, and the contract matures on January 31, 2008.

The Company’s liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others related to uncertainties in the markets in which we compete and global economies. We believe that cash and cash equivalents on hand, cash expected to be generated from operations and borrowing capability under our Senior Credit Facility will be sufficient to meet the Company’s cash requirements for the next 12 months.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (“FASB”) issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the results of operations or financial condition.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of 2006. The Company has not yet determined the impact of applying the provisions of Interpretation No. 47.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained elsewhere in the Form 10-Q.

Interest Rate Risk

The Company had fixed-rate debt of $125 million and variable-rate debt of $160 million as of April 1, 2005. The fair value of long-term variable interest rate debt is subject to interest rate risk. Generally, the fair value of variable-rate debt will decrease as interest rates fall and increase as interest rates rise. As of April 1, 2005, the fair value of the Company’s long-term fixed rate and floating-rate debt approximates the carrying value.

In April 2005, the Company expanded its use of derivatives to address the interest rate risk associated with the recently issued FR Notes. On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest. The Swap is for semi-annual interest payments, beginning with interest payments due on February 1, 2006, and the contract matures on January 31, 2008. The Swap is designated as a cash flow hedge under SFAS No. 133 and the gain and loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue and expense activities are transacted in U.S. dollars. However, CPI incurs expenses, and receives limited revenue, in other currencies, primarily the Canadian dollar, the British pound, the Euro, the Australian dollar and the Swiss franc. The Company’s results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through its impact to foreign denominated expenses, primarily in Canada. The Company limits its foreign currency exchange rate risk to the balance sheet components primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables). The most significant exposure to foreign denominated expenses is in Canada, where the Company enters into forward contracts in an effort to reduce, but not eliminate, the impact of foreign currency rate movements. The fair value of forward contracts is subject to foreign currency risk.

ITEM 4: CONTROLS AND PROCEDURES

Management, including the Company’s principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are being filed as part of this report:

Exhibit
No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

A report on Form 8-K was filed on February 4, 2005, under Item 8.01, to report that CPI Holdco, Inc. had proposed a private placement of floating rate senior notes.

A report on Form 8-K was filed on February 10, 2005, under Item 5.02, to report that David Sullivan resigned as director of each of CPI Holdco, Inc. and Communications & Power Industries, Inc.

A report on Form 8-K was filed on February 17, 2005, under Item 8.01, to report that CPI Holdco, Inc. had agreed to issue and sell, through a private placement, $80 million of floating rate senior notes.

A report on Form 8-K was filed on February 23, 2005, under Items 1.01 and 2.03, to report that CPI Holdco, Inc. issued $80 million of floating rate senior notes due 2015 and that Communications & Power Industries, Inc. amended its senior credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI HOLDCO, INC.

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer
Date: May 13, 2005

By:	/s/ Joel Littman

Joel Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: May 13, 2005

Exhibit Index

Exhibit
No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.