Form 10-Q
period 2005-07-01
CPI HOLDCO INC
filed 2005-08-12
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: 4,275,566 shares of Common Stock, $.01 par value, at August 10, 2005.

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

CPI Holdco, Inc.

and Subsidiaries

CPI Holdco, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands-unaudited)

	July 1,	October 1,
	2005	2004

Assets
Cash and cash equivalents	$17,108	$40,476
Restricted cash	2,019	2,279
Accounts receivable, net	48,391	35,914
Inventories	47,156	38,074
Deferred tax assets	12,535	12,285
Prepaids and other current assets	4,575	3,796
Total current assets	131,784	132,824
Property, plant and equipment, net	77,312	70,127
Debt issue costs, net	11,416	8,910
Intangible assets, net	78,554	78,481
Goodwill	145,462	139,614
Other long-term assets	1,853	1,251
Total assets	$446,381	$431,207

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,944
Accounts payable	17,902	15,790
Accrued expenses	27,400	20,939
Product warranty	6,031	6,074
Income taxes payable	5,851	1,661
Advance payments from customers	8,007	12,031
Total current liabilities	65,191	60,439
Deferred income taxes	34,989	39,118
Advance payments from sale of San Carlos property	13,450	13,450
Long-term debt	284,218	210,606
Other long-term liabilities	84	—
Total liabilities	397,932	323,613
Common stock	43	43
Additional paid-in capital	28,601	103,534
Accumulated other comprehensive income	1,041	1,369
Retained earnings	18,764	2,648
Net stockholders’ equity	48,449	107,594
Total liabilities and stockholders’ equity	$446,381	$431,207

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands - unaudited)

	13-Week	13-Week
	Period Ended	Period Ended
	July 1, 2005	July 2, 2004
Sales	$87,639	$72,345
Cost of sales	57,848	49,112
Amortization of acquisition-related inventory write-up	—	1,280
Gross profit	29,791	21,953
Operating costs and expenses:
Research and development	1,899	1,869
Selling and marketing	4,744	3,856
General and administrative	5,789	5,011
Amortization of acquisition-related intangible assets	548	4,682
Acquired in-process research and development	—	(9,000)
Total operating costs and expenses	12,980	6,418
Operating income	16,811	15,535
Interest expense, net	5,697	3,822
Income before income taxes	11,114	11,713
Income tax expense	4,416	242

Net income	$6,698	$11,471

Other comprehensive income/(loss), net of tax:
Net unrealized loss on cash flow hedges	(711)	(352)
Net Change	(711)	(352)

Comprehensive income	$5,987	$11,119

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands - unaudited)

	Fiscal Year
	2005	2004
	39-Week	January 23, 2004	October 4, 2003
	Period Ended	to	to
	July 1, 2005	July 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Sales	$245,835	$137,986	$79,919
Cost of sales	162,912	90,919	56,189
Amortization of acquisition-related inventory write-up	351	5,500	—
Gross profit	82,572	41,567	23,730
Operating costs and expenses:
Research and development	5,205	3,333	2,200
Selling and marketing	13,397	6,994	4,352
General and administrative	15,664	8,523	6,033
Merger expenses	—	—	6,374
Amortization of acquisition-related intangible assets	6,940	8,078	—
Acquired in-process research and development	—	2,500	—
Total operating costs and expenses	41,206	29,428	18,959
Operating income	41,366	12,139	4,771
Interest expense, net	14,509	6,772	8,902
Income (loss) before income taxes	26,857	5,367	(4,131)
Income tax expense	10,741	729	439
Net income (loss)	16,116	4,638	(4,570)

Preferred dividends:
Senior redeemable preferred stock	—	—	3,861
Junior preferred stock	—	—	2,382
Net income (loss) attributable to common stock	$16,116	$4,638	$(10,813)

Other comprehensive income/(loss), net of tax:
Net unrealized (loss)/gain on cash flow hedges	(328)	13	—
Net change	(328)	13	—
Comprehensive income (loss)	$15,788	$4,651	$(10,813)

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	Fiscal Year
	2005	2004
	39-Week	January 23, 2004	October 4, 2003
	period ended	to	to
	July 1, 2005	July 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net cash provided by operating activities	$15,283	$11,464	$8,213
INVESTING ACTIVITIES
Expenses relating to sale of San Carlos property	(216)	—	—
Purchase of Predecessor’s net assets, net of cash acquired	—	(113,760)	—
Purchase of Econco’s net assets, net of cash acquired	(18,325)	—	—
Purchases of property, plant and equipment	(8,867)	(1,222)	(459)
Other investing activities	(16)	—	—
Net cash used in investing activities	(27,424)	(114,982)	(459)
FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	(26,000)
Senior redeemable preferred stock	—	(29,735)	—
Junior preferred stock	—	(32,336)	—
Dividends on senior preferred stock	—	(19,310)	—
Mortgage financing	—	(17,500)	—
Proceeds from/(payments for) the issuance of debt:
Floating rate senior notes	79,200	—	—
Senior subordinated notes	—	125,000	—
Senior term loans	—	90,000	—
Debt issue costs	(3,455)	(9,648)	—
Proceeds from the repayment of Predecessor management loans	—	1,266	—
Net proceeds from the issuance of common stock	—	98,075	—
Repayments on senior term loan	(9,550)	(225)	—
Stockholder distribution payments	(75,809)	—	—
Payment of collateral on interest rate swap contract	(1,000)	—	—
Other financing activities	(100)	—	—
Net (repayments) proceeds from bank overdraft	(513)	2,150	(1,639)
Net cash (used in) provided by financing activities	(11,227)	133,737	(27,639)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,368)	30,219	(19,885)
Cash and cash equivalents at beginning of period	40,476	—	33,751
Cash and cash equivalents at end of period	$17,108	$30,219	$13,866

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$8,160	$5,662	$1,637
Cash paid for taxes, net of refunds	$10,820	$168	$2,376
Supplemental Disclosures of Non-cash Investing and Financing Activities
Dividends on senior preferred stock	$—	$—	$3,861

See accompanying notes to the condensed consolidated financial statements.

CPI Holdco, Inc.

and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

For periods ending prior to January 23, 2004, the accompanying condensed consolidated financial statements represent the consolidated results and financial position of Communications & Power Industries Holding Corporation (“Holding” or the “Predecessor”). On January 23, 2004, the Predecessor merged (the “Merger”) with CPI Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”), a Delaware corporation formerly known as CPI Acquisition Corp., controlled by affiliates of The Cypress Group L.L.C. (“Cypress”) as more fully described in Note 3 “Mergers”. As a result of the Merger, the Predecessor became a wholly-owned subsidiary of CPI Holdco. The financial statements for periods subsequent to January 22, 2004 represent the condensed consolidated financial statements of CPI Holdco after giving effect to the Merger.  References to the “Company” refer to the Predecessor prior to the Merger and the Successor post-Merger.

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

2.              Stock-based Compensation

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the quoted market price of the stock exceeded the exercise price at the measurement date.  Since the Company’s stock is not publicly traded and therefore does not have a quoted market price, the Company computes an estimated market price of its stock based on valuation techniques for determining the fair value of closely held stock.  The exercise prices of all stock options issued by the Successor were at, or above, the estimated market price of the underlying stock at the date of issuance.  The Company charges stock-based compensation expense against income under the caption “General and administrative” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

In fiscal year 2005, stock-based compensation determined under the intrinsic value-based method was recorded for performance stock options that vest in fiscal years 2005 through 2008.  Stock-based compensation expense is charged to income over the stock option vesting period that corresponds with the performance measurement period. Stock-based compensation expense is determined based on an estimate of the number of performance stock options expected to vest multiplied by the difference between a) the estimated market price of the stock at the performance measurement date and b) the option exercise price.  The estimated market price at the performance measurement date was based on the fair value of CPI Holdco’s common stock at the end of the most recent quarter.  The Company expects to meet the performance targets for all outstanding performance stock options.  Net income includes stock compensation expense of $0.4 million for the 13-week period ended July 1, 2005, $0.9 million for the 39-week period ended July 1, 2005 and $1.3 million for the period from October 4, 2003 to January 22, 2004.

During fiscal year 2003, the Predecessor issued stock options to employees that were subsequently determined to have been issued below the estimated market price of the stock on the date of grant. The compensation cost associated with the 2003 stock options was amortized as a charge against income on a straight-line basis over the four-year vesting period until the stock options became fully vested at the time of the Merger.

If compensation cost for the Company’s stock-based compensation plan had been determined using the fair value-based method of accounting, then the Company’s net income (loss) would have changed to the pro forma amounts indicated below (in thousands):

		13-Week	13-Week
		Period ended	Period ended
		July 1, 2005	July 2, 2004
Net income as reported		$6,698	$11,471
Add:	Stock-based compensation included in net income determined under intrinsic value-based method, net of tax	266	—
Deduct:	Stock-based compensation determined under fair value-based method, net of tax	(339)	(77)
Pro forma net income		$6,625	$11,394

		Fiscal Year
		2005	2004
		39-Week	January 23, 2004	October 4, 2003
		Period ended	to	to
		July 1, 2005	July 2, 2004	January 22, 2004
		(Successor)	(Successor)	(Predecessor)
Net income (loss) as reported		$16,116	$4,638	$(4,570)
Add:	Stock-based compensation included in net income (loss) determined under intrinsic value-based method, net of tax	523	—	773
Deduct:	Stock-based compensation determined under fair value-based method, net of tax	(788)	(102)	(136)
Pro forma net income (loss)		$15,851	$4,536	$(3,933)

3.              Mergers

Cypress Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, Merger Sub, merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of Cypress, agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares of common stock of CPI Holdco (“Rollover Options”).  The estimated fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004.   Members of Holding management that were residents of Canada received 1,485 stock options to purchase shares of common stock of CPI Holdco as payment of Merger escrow proceeds in respect of their options to purchase shares of Holding.

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

The Merger transaction was accounted for using the purchase method of accounting as required by the SFAS No.141, “Business Combinations”. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability.  The following table summarizes the final allocation of fair value of the assets acquired and liabilities assumed at January 23, 2004 (in thousands):

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

The following unaudited pro forma summary presents information as if the Merger had taken place at the beginning of each period presented. The pro forma amounts include certain adjustments, including depreciation based on the allocated purchase price of property and equipment, amortization of finite-lived intangible assets acquired, interest expense and taxes. One-time charges for the inventory write-up, merger expenses, acquired in-process research and development and backlog amortization, net of applicable taxes, are excluded from the pro forma net income amounts (in thousands):

	13-Week	13-Week
	period ended	period ended
	July 1, 2005	July 2, 2004
Sales	$87,639	$72,345
Pro forma net income	$6,698	$5,564

	39-Week	39-Week
	period ended	period ended
	July 1, 2005	July 2, 2004
Sales	$245,835	$217,905
Pro forma net income	$19,297	$17,011

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

4.              Inventories

Inventories are stated at the lower of average cost or market (net realizable value).  The main components of inventories were as follows (in thousands):

	July 1,	October 1,
	2005	2004
Raw materials and parts	$29,279	$23,500
Work in process	10,995	10,067
Finished goods	6,882	4,507
Total	$47,156	$38,074

5.              Product Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life.  The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations.  The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	13-Week	13-Week
	Period ended	Period ended
	July 1, 2005	July 2, 2004
Beginning accrued warranty	$5,666	$5,889
Cost of warranty claims	(1,355)	(1,421)
Accruals for product warranty	1,720	1,546
Ending accrued warranty	$6,031	$6,014

	Fiscal Year
	2005	2004
	39-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	July 1, 2005	July 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Beginning accrued warranty	$6,074	$5,839	$5,401
Amount acquired from Econco	112	—	—
Cost of warranty claims	(3,831)	(2,247)	(1,241)
Accruals for product warranty	3,676	2,422	1,679
Ending accrued warranty	$6,031	$6,014	$5,839

6.              Long-Term Debt

Long-term debt comprises the following (in thousands):

	July 1, 2005	October 1, 2004

Term loan, expiring 2010	$80,000	$89,550
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $782	79,218	—
	284,218	214,550
Less: Current portion	—	3,944
	$284,218	$210,606

Senior Credit Facility

In connection with the Merger, CPI entered into a $130.0 million credit agreement (the “Senior Credit Facility”), which was amended and restated on November 29, 2004, and further amended on February 16, 2005 and April 13, 2005. The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and an original $90.0 million term loan (“Term Loan”), which expires on July 23, 2010.  At July 1, 2005, the amount outstanding for letters of credit was $4.7 million. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.  The Senior Credit Facility provides that upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $75 million.

The Revolver borrowings currently bear interest at a rate equal to LIBOR plus 2.75% per annum or the Alternate Base Rate (“ABR”) plus 1.75% per annum.  The Term Loan borrowings currently bear interest at a rate equal to LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly.  The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%.  As of July 1, 2005, the Term Loan borrowings comprised two tranches of $40 million each; the first tranche is payable on August 11, 2005 at 5.25% per annum and the second tranche, also payable on August 11, 2005, at 5.50% per annum.  In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment.

The Term Loan requires 1.0% of the original loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter.  The Term Loan also requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year.  On December 30, 2004, CPI made an ECF payment of $3.9 million.  The ECF payment is applied pro rata, in accordance with the provisions of the Term Loan, against the remaining scheduled installments of principal due up to, but not including, the September 30, 2009 scheduled principal installment.   On March 30, 2005, CPI made an optional prepayment of $5.7 million, in addition to the quarterly scheduled amortization payment.  The optional prepayment was applied pro rata, in accordance with the provisions of the Term Loan, against the remaining scheduled installments of principal due up to June 30, 2009, with the balance applied to the September 30, 2009 installment.  Based on a forecasted calculation of ECF, CPI does not anticipate that it will be required to make an ECF payment for the fiscal year ending September 30, 2005.

On February 16, 2005, in connection with the offering of the FR Notes, CPI Holdco and its wholly owned subsidiary, CPI, entered into Amendment No.1 of the Senior Credit Facility.  Amendment No.1 permitted CPI Holdco to consummate the offering of the FR Notes.  In addition, among other things, Amendment No.1 (1) permits (subject to certain conditions) CPI to pay dividends to CPI Holdco to fund cash interest payments on the FR Notes, (2) amends the definition of Excess Cash Flow in CPI’s credit facility to decrease Excess Cash Flow by the amount of dividends paid by CPI to CPI Holdco to fund cash interest payments on the FR Notes, (3) subjects CPI Holdco to minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum leverage ratio financial maintenance covenants, calculated on a consolidated basis for CPI Holdco and its subsidiaries and (4) permits CPI to pay up to $1.0 million annually in management fees to The Cypress Group L.L.C. and its affiliates (subject to certain conditions), in each case, subject to the qualifications set forth in the Amendment.

On April 13, 2005, CPI Holdco and its wholly owned subsidiary, CPI, entered into Amendment No. 2 of the Senior Credit Facility.  Amendment No. 2 permits CPI Holdco to enter into agreements to hedge its interest rate exposure with respect to CPI Holdco’s FR Notes and provide cash collateral to the hedging counterparty to secure its obligations under any such hedging agreement.  The agreement also permits, among other things, CPI to pay cash dividends to CPI Holdco to allow CPI Holdco to satisfy its obligations under any such hedge agreement.

As of July 1, 2005, CPI was in compliance with all Senior Credit Facility financial covenants.

8% Senior Subordinated Notes

In connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of its 8% Senior Subordinated Notes due 2012 (“8% Notes”), which will mature in their entirety on February 1, 2012; there are no sinking fund requirements. CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004.

Floating Rate Senior Notes

On February 22, 2005, CPI Holdco issued $80.0 million in principal amount of Floating Rate Senior Notes due 2015 (the “FR Notes”).  The FR Notes were issued at a 1% discount; the gross cash proceeds from the issuance of the FR Notes were $79.2 million.  The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI Holdco of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on the first day of August and February. CPI Holdco may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI Holdco elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). There are no sinking fund requirements associated with the FR Notes, which will mature in their entirety on February 1, 2015.

The FR Notes are general unsecured obligations of CPI Holdco.  The FR Notes are not guaranteed by any of CPI Holdco’s subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of CPI Holdco’s subsidiaries.  The FR Notes are senior in right of payment to CPI Holdco’s existing and future indebtedness that is expressly subordinated to the FR Notes.  The indenture governing the FR Notes (the “FR Indenture”) contains certain covenants that, among other things, limit the ability of CPI Holdco and its restricted subsidiaries (as defined in the FR Indenture) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.  In addition, the FR Indenture provides that upon a change of control (as defined in the FR Indenture), subject to certain conditions and restrictions, the holders of the FR Notes will be entitled to require CPI Holdco to purchase all or a portion of their FR Notes at a purchase price equal to 101% of the principal amount of the FR Notes, plus accrued and unpaid interest.

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

Dates	Optional Redemption Prices
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

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

The Company’s registration statement filed with the Securities and Exchange Commission relating to the offer to exchange all outstanding FR Notes due 2015 for FR Notes due 2015 that have been registered under the Securities Act of 1933, as amended, was declared effective on April 21, 2005.

7.              Financial Instruments

The Company uses forward exchange contracts to address the foreign currency risk associated with anticipated manufacturing costs in Canada.  As of July 1, 2005, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $18.1 million; the last forward contract expires on March 10, 2006.  At July 1, 2005, the fair value of unrealized foreign currency forward contracts was $1.8 million and the unrealized gain was approximately $1.2 million, net of related tax expense. The Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months.  The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The unrealized gains and losses from foreign exchange forward contracts are included in “Accumulated Other Comprehensive Income” in the Condensed Consolidated Balance Sheet, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months.  At July 1, 2005, the fair value of foreign currency forward contracts was $1.8 million and the unrealized gain was approximately $1.2 million, net of related tax expense.  Realized gains and losses from foreign currency exchange contracts are recognized in Cost of Sales and General and Administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income as the foreign currency contracts are settled.  Realized gains and losses from foreign currency contracts are recognized in Cost of Sales and General and Administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income as the foreign currency contracts are settled.  Net income includes forward currency gains of $0.3 million and $0.1 million for the 13-week periods ended July 1, 2005 and July 2, 2004, respectively, $1.0 million for the 39-week period ended July 1, 2005 and $0.1 million for the period from January 23, 2004 to July 2, 2004.

In April 2005, the Company expanded its use of derivatives to address the interest rate risk associated with the FR Notes expiring February 1, 2015.  On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest.  The Swap is for semi-annual interest payments, beginning with interest payments due on February 1, 2006, and the contract matures on January 31, 2008.  The Swap is designated as a cash flow hedge under SFAS No. 133, and the gain and loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period.  As of July 1, 2005, the Company had paid $1.0 million as collateral for the Swap, which is included as Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets.  The amount of collateral fluctuates based on the fair value of the Swap. The unrealized gains and losses from the Swap contract are included in “Accumulated Other Comprehensive Income” in the Condensed Consolidated Balance Sheet.  At July 1, 2005 the fair value of the Swap was not material.  The Company anticipates recognizing the unrealized gain or loss on the Swap over the contract period to effectively replace the variable interest rate on the FR Notes with the fixed interest rate of the Swap.

8.              Segments and Related Information

The Company has two reportable segments: VEDs and satcom equipment.   Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	13-Week	13-Week
	Period ended	Period ended
	July 1, 2005	July 2, 2004
Revenues from external customers
VEDs	$70,363	$62,651
Satcom equipment	17,276	9,694
Total	$87,639	$72,345
Intersegment product transfers
VEDs	$6,935	$4,161
Satcom equipment	3	2
Total	$6,938	$4,163
EBITDA
VEDs	$20,499	$16,350
Satcom equipment	2,415	262
Other	(3,705)	4,776
Total	$19,209	$21,388

	Fiscal Year
	2005	2004
	39-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	July 1, 2005	July 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
Revenues from external customers
VEDs	$200,977	$118,489	$68,960
Satcom equipment	44,858	19,497	10,959
Total	$245,835	$137,986	$79,919
Intersegment product transfers
VEDs	$19,719	$7,749	$4,070
Satcom equipment	82	9	11
Total	$19,801	$7,758	$4,081
EBITDA
VEDs	$56,386	$34,201	$15,889
Satcom equipment	6,204	1,220	(229)
Other	(9,457)	(13,011)	(9,111)
Total	$53,133	$22,410	$6,549

Intersegment product transfers are recorded at cost.

Included in the “Other” category of EBITDA are unallocated corporate operating expenses and amortization of acquisition-related inventory write-up.  The “Other” category of EBITDA for the 13-Week period ended July 2, 2004 also includes a $7.7 million credit that increases EBITDA for purchase accounting related to the $9.0 million adjustment for acquired in-process research and development, partially offset by a $1.3 million inventory valuation charge.  The “Other” category of EBITDA for the period January 23, 2004 to July 2, 2004 also includes purchase accounting adjustments of $5.5 million related to the inventory write-up and $2.5 million for acquired in-process research and development.  The “Other” category of EBITDA for the period October 4, 2003 to January 22, 2004 also includes $6.4 million of merger expenses.

Management evaluates performance and allocates resources based on earnings before interest expense, provision for income taxes, depreciation and amortization (“EBITDA”).  EBITDA is presented because the Company believes that EBITDA is used by some investors as a financial indicator of a company’s ability to service indebtedness.  While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.  EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.  Other significant uses of cash flows are required before cash will be available to the Company including debt service, taxes and cash expenditures for various long-term assets.  The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of EBITDA from reportable segments to income before taxes is as follows (in thousands):

	13-Week	13-Week
	Period ended	Period ended
	July 1, 2005	July 2, 2004
EBITDA	$19,209	$21,388
Less:
Depreciation and amortization	2,398	5,853
Interest expense, net	5,697	3,822
Income before income taxes	$11,114	$11,713

	Fiscal Year
	2005	2004
	39-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	July 1, 2005	July 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
EBITDA	$53,133	$22,410	$6,549
Less:
Depreciation and amortization	11,767	10,271	1,778
Interest expense, net	14,509	6,772	8,902
Income (loss) before income taxes	$26,857	$5,367	$(4,131)

Sales by geographic area to unaffiliated customers (based on the location of customer) were as follows (in thousands):

	13-Week	13-Week
	Period ended	Period ended
	July 1, 2005	July 2, 2004
United States	$55,913	$50,617
All foreign countries	31,726	21,728
Total sales	$87,639	$72,345

	Fiscal Year
	2005	2004
	39-Week	January 23, 2004	October 4, 2003
	Period ended	to	to
	July 1, 2005	July 2, 2004	January 22, 2004
	(Successor)	(Successor)	(Predecessor)
United States	$162,391	$98,017	$52,417
All foreign countries	83,444	39,969	27,502
Total sales	$245,835	$137,986	$79,919

The Company had one customer, the United States Government, that accounted for 10% or more of consolidated sales.  Sales to this customer were $15.5 million, and $17.0 million of the Company’s consolidated sales for the 13-week periods ended July 1, 2005 and July 2, 2004, respectively.  Sales to this customer were $45.1 million, $30.8 million and $17.0 million of the Company’s consolidated sales for the 39-week period ended July 1, 2005, the period from January 23, 2004 to July 2, 2004, and the period from October 4, 2003 to January 22, 2004, respectively.  A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

9.              Goodwill and Other Intangible Assets

Goodwill

The following table presents the changes in goodwill by reportable segment during the nine months ended July 1, 2005 (in thousands):

	October 1,		July 1,
	2004	Acquired	2005
VED’s	$125,769	$5,848	$131,617
Satcom Equipment	13,845	—	13,845
Total	$139,614	$5,848	$145,462

As more fully described in Note 10 “Econco Acquisition”, goodwill acquired is comprised of the excess of the purchase price for Econco Broadcast Service, Inc. over the fair value of the assets acquired.

Intangible Assets

The following table presents the details of the Company’s total purchased intangible assets (in thousands):

July 1, 2005	Cost	Accumulated Amortization	Net
Technology	$58,500	$(2,804)	$55,696
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(379)	11,431
Tradename	5,800	—	5,800
Customer list and programs	5,700	(154)	5,546
Noncompete agreement	110	(29)	81
Net identifiable intangible assets	$99,370	$(20,816)	$78,554

October 1, 2004	Cost	Accumulated Amortization	Net
Technology	$58,500	$(1,350)	$57,150
Customer backlog	17,450	(12,148)	5,302
Land lease	11,810	(181)	11,629
Tradename	4,400	—	4,400
Net identifiable intangible assets	$92,160	$(13,679)	$78,481

The estimated future amortization expense of purchased intangibles as of July 1, 2005 was as follows (in thousands):

Fiscal Year	Amount
2005 (remaining three months)	$612
2006	2,452
2007	2,452
2008	2,452
2009	2,452
Thereafter	68,134
Total	$78,554

10.       Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for cash consideration of approximately $18.3 million.  Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.

The Econco acquisition was accounted for using the purchase method of accounting as required by Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.”  Accordingly, the assets and liabilities of Econco were adjusted to their fair values and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability.

Under the Econco purchase agreement, the Company was required to reimburse the selling shareholders of Econco for certain costs associated with a tax election to treat the transaction as an asset sale.  Included in the preliminary estimate of the fair value of the Econco assets was an accrual for the estimated amount of the reimbursement to the selling shareholders.  During the third quarter of fiscal year 2005, the shareholders were paid for costs associated with the tax election and the final estimate of the fair value of the Econco assets was computed.  The final purchase price was $0.4 million lower than the preliminary estimate.  The following table summarizes the final allocation of fair value of the Econco assets acquired and liabilities assumed at October 8, 2004 (in thousands):

Cash	$21
Accounts receivable	1,346
Inventory, including $351 of fair value write-up	1,919
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	5,848
Current liabilities	(1,237)
Total	$18,346

The following table presents details of the purchased intangible assets acquired (dollars in thousands):

	Estimated Useful Life	Amount
Non-compete agreement	5 years	$110
Tradename	indefinite	1,400
Customer list and programs	25 years	5,700
Total		$7,210

The Condensed Consolidated Financial Statements include Econco’s financial results from the acquisition date.  Pro forma results of operations have not been presented because the effect of the Econco acquisition was not material to the Company’s results.

11.       Stockholders’ Equity

In February 2005, the Board of Directors declared a cash distribution to stockholders of approximately $75.8 million, which was essentially a return of capital.  The cash distribution was made on the basis of the stockholders’ relative ownership in CPI Holdco’s outstanding common stock and was paid out of the net proceeds from the issuance of the $80 million in principal amount of FR Notes.

As a result of the cash distribution to stockholders, CPI Holdco adjusted the options outstanding under the Predecessor’s 2000 Stock Option Plan and CPI Holdco’s 2004 Stock Incentive Plan pursuant to the terms of those plans to reflect the distribution made to the stockholders of CPI Holdco.  As a result of these adjustments, the exercise price of the options outstanding under these plans was adjusted by dividing the prior exercise price of such options by 1.781, the number of shares issuable upon exercise of those options was adjusted by multiplying the number of shares previously issuable pursuant to the options by 1.781, and the total number of shares reserved for issuance under each such plan was also increased by a factor of 1.781.  These adjustments increased the number of options outstanding from approximately 526,000 to 937,000 and reduced the range of exercise prices of the options outstanding from $1.10 to $36.00 down to $0.62 to $20.21.

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

12.       Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-

temporarily impaired. The FASB issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. The Company is required to adopt SFAS No. 151 in the beginning of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, that the Company currently uses. As a nonpublic entity as defined by SFAS No. 123R, the Company is required to adopt SFAS No. 123R in the beginning of fiscal year 2007.  The Company has not yet determined the impact of applying the provisions of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal year 2007.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

13.       Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries.  Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors.  Instead, presented below are the consolidating condensed financial statements of: (a) the parent, CPI Holdco or Holding, (b) the issuer, CPI, (c) the guarantor subsidiaries, our domestic subsidiaries (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total.  The Predecessor “parent” is Holding, and the Successor “parent” is CPI Holdco. The accompanying consolidating condensed financial statements should be read in connection with the consolidated financial statements of CPI Holdco.

Investments in subsidiaries are accounted for on the equity method.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of July 1, 2005 (Successor)

(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$33	14,614	514	1,947	—	17,108
Restricted cash	—	—	1,911	108	—	2,019
Accounts receivable, net	—	25,865	6,819	15,707	—	48,391
Inventories	—	31,651	1,350	14,155	—	47,156
Deferred tax assets	—	12,499	—	36	—	12,535
Prepaids and other current assets	—	3,241	268	1,066	—	4,575
Intercompany receivable	—	27,079	370	685	(28,134)	—
Total current assets	33	114,949	11,232	33,704	(28,134)	131,784
Property, plant and equipment, net	—	66,194	3,188	7,930	—	77,312
Debt issue costs, net	3,381	8,035	—	—	—	11,416
Intangible assets, net	—	61,899	7,027	9,628	—	78,554
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,000	853	—	—	—	1,853
Intercompany notes receivable	—	9,535	—	—	(9,535)	—
Investment in subsidiaries	154,074	47,690	—	—	(201,764)	—
Total assets	$158,488	401,196	27,295	98,835	(239,433)	446,381

Liabilities and stockholders’ equity
Accounts payable	$—	11,373	540	5,989	—	17,902
Accrued expenses	2,551	20,114	925	3,810	—	27,400
Product warranty	—	3,469	176	2,386	—	6,031
Income taxes payable	—	1,187	605	4,059	—	5,851
Advance payments from customers	—	3,754	1,346	2,907	—	8,007
Intercompany payable	28,134	—	—	—	(28,134)	—
Total current liabilities	30,685	39,897	3,592	19,151	(28,134)	65,191
Deferred income taxes	—	29,215	—	5,774	—	34,989
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,218	205,000	—	—	—	284,218
Other long-term liabilities	—	84	—	—	—	84
Intercompany notes payable	—	—	—	9,535	(9,535)	—
Total liabilities	109,903	287,646	3,592	34,460	(37,669)	397,932
Common stock	43	—	—	—	—	43
Additional paid-in capital	28,601	—	—	—	—	28,601
Parent investment	—	92,160	22,228	57,216	(171,604)	—
Accumulated other comprehensive income	1,177	1,041	—	287	(1,464)	1,041
Retained earnings	18,764	20,349	1,475	6,872	(28,696)	18,764
Net stockholders’ equity	48,585	113,550	23,703	64,375	(201,764)	48,449
Total liabilities and stockholders’ equity	$158,488	401,196	27,295	98,835	(239,433)	446,381

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 1, 2004 (Successor)

(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$—	38,131	113	2,232	—	40,476
Restricted cash	—	—	2,188	91	—	2,279
Accounts receivable, net	—	21,424	3,806	10,684	—	35,914
Inventories	—	28,916	99	9,059	—	38,074
Deferred tax assets	—	12,285	—	—	—	12,285
Prepaids and other current assets	—	3,066	168	570	(8)	3,796
Intercompany receivable	—	26,841	—	1,730	(28,571)	—
Total current assets	—	130,663	6,374	24,366	(28,579)	132,824
Property, plant and equipment, net	—	62,162	22	7,943	—	70,127
Debt issue costs, net	—	8,910	—	—	—	8,910
Intangible assets, net	—	67,847	—	10,634	—	78,481
Goodwill	—	92,041	—	47,573	—	139,614
Other long-term assets	—	1,251	—	—	—	1,251
Intercompany notes receivable	—	13,335	—	—	(13,335)	—
Investment in subsidiaries	135,688	21,073	—	—	(156,761)	—
Total assets	$135,688	397,282	6,396	90,516	(198,675)	431,207

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	3,944	—	—	—	3,944
Accounts payable	—	11,556	99	4,135	—	15,790
Accrued expenses	—	17,449	561	2,929	—	20,939
Product warranty	—	3,877	—	2,197	—	6,074
Income taxes payable	—	1,274	—	395	(8)	1,661
Advance payments from customers	—	6,463	1,012	4,556	—	12,031
Intercompany payable	28,094	—	477	—	(28,571)	—
Total current liabilities	28,094	44,563	2,149	14,212	(28,579)	60,439
Deferred income taxes	—	32,936	—	6,182	—	39,118
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	—	210,606	—	—	—	210,606
Intercompany notes payable	—	—	—	13,335	(13,335)	—
Total liabilities	28,094	301,555	2,149	33,729	(41,914)	323,613
Common stock	43	—	—	—	—	43
Additional paid-in capital	103,534	—	—	—	—	103,534
Parent investment	—	91,710	3,882	56,790	(152,382)	—
Accumulated other comprehensive income	1,369	1,369	—	54	(1,423)	1,369
Retained earnings (deficit)	2,648	2,648	365	(57)	(2,956)	2,648
Net stockholders’ equity	107,594	95,727	4,247	56,787	(156,761)	107,594
Total liabilities and stockholders’ equity	$135,688	397,282	6,396	90,516	(198,675)	431,207

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the 13-Week Period Ended July 1, 2005 (Succecessor)

(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	61,172	12,679	32,818	(19,030)	87,639
Cost of sales	—	43,244	10,214	23,420	(19,030)	57,848
Gross profit	—	17,928	2,465	9,398	—	29,791
Operating costs and expenses:
Research and development	—	606	—	1,293	—	1,899
Selling and marketing	—	1,852	876	2,016	—	4,744
General and administrative	—	4,146	701	942	—	5,789
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Total operating costs and expenses	—	6,938	1,640	4,402	—	12,980
Operating income	—	10,990	825	4,996	—	16,811
Interest expense (income), net	1,832	3,600	(8)	273	—	5,697
(Loss) income before income tax expense and equity in income of subsidiaries	(1,832)	7,390	833	4,723	—	11,114
Income tax (benefit) expense	(733)	2,820	441	1,888	—	4,416
Equity in income of subsidiaries	7,797	3,227	—	—	(11,024)	—
Net income	$6,698	7,797	392	2,835	(11,024)	6,698

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the 13-Week Period Ended July 2, 2004 (Successor)

(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	56,223	8,901	24,935	(17,714)	72,345
Cost of sales	—	39,235	7,870	19,721	(17,714)	49,112
Amortization of acquisition-related inventory write-up	—	1,000	—	280	—	1,280
Gross profit	—	15,988	1,031	4,934	—	21,953
Operating costs and expenses:
Research and development	—	555	—	1,314	—	1,869
Selling and marketing	—	1,813	534	1,509	—	3,856
General and administrative	—	3,964	80	967	—	5,011
Amortization of acquisition-related intangible assets	—	3,988	—	694	—	4,682
Acquired in-process research and development	—	(4,485)	—	(4,515)	—	(9,000)
Total operating costs and expenses	—	5,835	614	(31)	—	6,418
Operating income	—	10,153	417	4,965	—	15,535
Interest expense (income), net	—	3,387	(3)	438	—	3,822
Income before income tax expense and equity in loss of subsidiaries	—	6,766	420	4,527	—	11,713
Income tax expense (benefit)	—	583	4	(345)	—	242
Equity in income of subsidiaries	11,471	5,288	—	—	(16,759)	—
Net income	$11,471	11,471	416	4,872	(16,759)	11,471

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the 39-Week Period Ended July 1, 2005 (Succecessor)

(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	174,738	33,934	88,636	(51,473)	245,835
Cost of sales	—	123,035	27,507	63,843	(51,473)	162,912
Amortization of acquisition-related inventory write-up	—	—	351	—	—	351
Gross profit	—	51,703	6,076	24,793	—	82,572
Operating costs and expenses:
Research and development	—	1,797	—	3,408	—	5,205
Selling and marketing	—	5,547	2,522	5,328	—	13,397
General and administrative	—	10,438	1,538	3,688	—	15,664
Amortization of acquisition-related intangible assets	—	5,751	183	1,006	—	6,940
Total operating costs and expenses	—	23,533	4,243	13,430	—	41,206
Operating income	—	28,170	1,833	11,363	—	41,366
Interest expense (income), net	2,643	11,044	(23)	845	—	14,509
(Loss) income before income tax expense and equity in income of subsidiaries	(2,643)	17,126	1,856	10,518	—	26,857
Income tax (benefit) expense	(1,057)	7,151	746	3,901	—	10,741
Equity in income of subsidiaries	17,702	7,727	—	—	(25,429)	—
Net income	$16,116	17,702	1,110	6,617	(25,429)	16,116

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

From January 23, 2004 to July 2, 2004 (Successor)

(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	105,192	15,579	47,163	(29,948)	137,986
Cost of sales	—	71,809	13,815	35,243	(29,948)	90,919
Amortization of acquisition-related inventory write-up	—	4,300	—	1,200	—	5,500
Gross profit	—	29,083	1,764	10,720	—	41,567
Operating costs and expenses:
Research and development	—	933	—	2,400	—	3,333
Selling and marketing	—	3,304	1,000	2,690	—	6,994
General and administrative	—	6,099	396	2,028	—	8,523
Amortization of acquisition-related intangible assets	—	7,084	—	994	—	8,078
Acquired in-process research and development	—	1,415	—	1,085	—	2,500
Total operating costs and expenses	—	18,835	1,396	9,197	—	29,428
Operating income	—	10,248	368	1,523	—	12,139
Interest expense (income), net	—	6,003	(4)	773	—	6,772
Income before income tax expense and equity in of subsidiaries	—	4,245	372	750	—	5,367
Income tax expense (benefit)	—	1,194	11	(476)	—	729
Equity in income of subsidiaries	4,638	1,587	—	—	(6,225)	—
Net income	$4,638	4,638	361	1,226	(6,225)	4,638

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

From October 4, 2003 to January 22, 2004 (Predecessor)

(in thousands - unadudited)

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the 39-Week Period Ended July 1, 2005 (Successor)

(in thousands)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by operating activities	$1,097	13,519	553	114	—	15,283
INVESTING ACTIVITIES
Expenses relating to sale of San Carlos property	—	(216)	—	—	—	(216)
Purchase of Econco’s net assets, net of cash acquired	—	(18,325)	—	—	—	(18,325)
Purchase of property, plant, and equipment	—	(8,336)	(132)	(399)	—	(8,867)
Other investing activities	—	(16)	—	—	—	(16)
Net cash used in investing activities	—	(26,893)	(132)	(399)	—	(27,424)
FINANCING ACTIVITIES
Proceeds from issuance of floating rate senior notes	79,200	—	—	—	—	79,200
Payments for debt issuance costs	(3,455)	—	—	—	—	(3,455)
Repayments on senior term loan	—	(9,550)	—	—	—	(9,550)
Stockholder distribution payments	(75,809)	—	—	—	—	(75,809)
Payment of collateral on interest rate swap contract	(1,000)	—	—	—	—	(1,000)
Other financing activities	—	(80)	(20)	—	—	(100)
Net repayments from bank overdraft	—	(513)	—	—	—	(513)
Net cash used in financing activities	(1,064)	(10,143)	(20)	—	—	(11,227)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33	(23,517)	401	(285)	—	(23,368)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at end of period	$33	14,614	514	1,947	—	17,108

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

From January 23, 2004 to July 2, 2004 (Successor)

(in thousands - unaudited)

	Parent
	(CPI	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Holdco)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15,685	(11,019)	2,917	3,881	—	11,464
INVESTING ACTIVITIES
Purchase of Predecessor’s net assets, net of cash acquired	(113,760)	—	—	—	—	(113,760)
Purchase of property, plant and equipment, net	—	(1,102)	(13)	(107)	—	(1,222)
Net cash used in investing activities	(113,760)	(1,102)	(13)	(107)	—	(114,982)
FINANCING ACTIVITIES
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	—	—	—	(74,000)
Senior redeemable preferred stock	—	(29,735)	—	—	—	(29,735)
Junior preferred stock	—	(32,336)	—	—	—	(32,336)
Dividends on senior preferred stock	—	(19,310)	—	—	—	(19,310)
Mortgage financing	—	(17,500)	—	—	—	(17,500)
Proceeds from/(payments for) the issuance of debt:
Senior subordinated notes	—	125,000	—	—	—	125,000
Senior term loans	—	90,000	—	—	—	90,000
Debt issue costs	—	(9,648)	—	—	—	(9,648)
Proceeds from the repayment of Predecessor management loans	—	1,266	—	—	—	1,266
Net proceeds from the issuance of common stock	98,075					98,075
Repayments on senior term loan	—	(225)				(225)
Net proceeds from bank overdraft	—	2,150	—	—	—	2,150
Net cash provided by financing activities	98,075	35,662	—	—	—	133,737
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	23,541	2,904	3,774	—	30,219
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of period	$—	23,541	2,904	3,774	—	30,219

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere within this report and the Annual Report on Form 10-K of CPI Holdco, Inc. (“CPI Holdco” or the “Successor”) for the fiscal year ended October 1, 2004.  References to the “Company” refer to Communications & Power Industries Holding Corporation (“Holding or the “Predecessor”) and its subsidiaries prior to the Merger (defined below) and to the Successor and its subsidiaries post-Merger.

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

Floating Rate Senior Notes

On February 22, 2005, CPI Holdco issued $80 million in principal amount of Floating Rate Senior Notes due 2015 (the “FR Notes”).  The FR Notes were issued at a 1% discount; the gross cash proceeds from the issuance of FR Notes were $79.2 million.   The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI Holdco of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes.

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

The Company’s registration statement filed with the Securities and Exchange Commission relating to the offer to exchange all outstanding FR Notes due 2015 for FR Notes due 2015 that have been registered under the Securities Act of 1933, as amended, was declared effective on April 21, 2005.

Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for cash consideration of approximately $18.3 million.  Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.  See Note 10 to the Condensed Consolidated Financial Statements for additional information about the Econco acquisition.

Merger

On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, CPI Merger Sub Corp. (“Merger Sub”), merged with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, Merger Sub’s parent corporation and a corporation controlled by affiliates of The Cypress Group L.L.C. (“Cypress”), agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco) and other than any shares of common stock owned by Holding or CPI Holdco, were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares of common stock of CPI Holdco (“Rollover Options”).  The estimated fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004.   Members of Holding management that were residents of Canada received 1,485 stock options to purchase shares of common stock of CPI Holdco as payment of Merger escrow proceeds in respect of their options to purchase shares of Holding.

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

The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property.  Although there can be no assurance that the sale of the San Carlos property will occur, the Company expects to close the sale of the property in the first quarter of fiscal year 2007.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (“Varian”), and the Company dated June 9, 1995, as amended, the Company had agreed to certain development restrictions affecting the San Carlos property.  In connection with the San Carlos property sale agreement, Varian agreed to waive certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of July 1, 2005. In addition, the Company has agreed to relieve Varian of certain of its indemnity obligations to the Company for certain environmental liabilities related to the San Carlos property relating to periods prior to August 1995, and to reimburse Varian for certain potential environmental costs related to the San Carlos property that are not covered by insurance. The Company and Varian have also agreed to certain use restrictions and environmental cost-sharing provisions related to the Company’s property in Beverly, Massachusetts, and the Company has relinquished its right to redevelop that property for residential or similar use.

As of July 1, 2005, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheet.  As of July 1, 2005, the Company had deferred expenses of $0.7 million relating to the sale of the San Carlos property and classified these amounts as other long-term assets in the accompanying Condensed Consolidated Balance Sheet.  As of July 1, 2005, the San Carlos land and building had a net book value of $23.7 million and the building continues to be depreciated over its remaining useful life.  Based on current projections of costs, the Company does not expect to recognize a loss on the sale of the San Carlos property.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 1, 2004. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of the Company’s consolidated financial statements.

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

Goodwill and Other Intangibles Assets and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company’s six operating divisions comprise the reporting units.

Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures.

The Company performs an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the operating division in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s cash flow estimates are based upon historical cash flows, as well as management projections of future cash flows in connection with the annual Company wide planning process, and include a terminal valuation based upon a multiple of earnings before interest expense, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions.

Effect of Merger on Financial Results

As a result of the Merger, the assets acquired and liabilities assumed were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill.  The revised fair values significantly impacted the Company’s results of operations subsequent to the Merger and their comparability to the results of operations of the Predecessor.  The most significant purchase accounting adjustments and their effect on results of operations are discussed below:

•                  Customer backlog was valued at $17.5 million.  Customer backlog was amortized over the 12-month expected product delivery schedule of the contracts in backlog at the Merger closing date.   Customer backlog amortization was $12.1 million in fiscal year 2004, $4.4 million in the first quarter of fiscal year 2005, and $1.0 million in the second quarter of fiscal year 2005.

•                  Property, plant and equipment valuation was increased by $38.7 million.  Operating income will be charged approximately $3.1 million per year for the next 4 years, and at a reduced rate thereafter, for additional depreciation from the increased valuation of property, plant and equipment.  Property, plant and equipment are depreciated over useful lives of 5 years to 25 years.

•                  Technology-related intangible assets were valued at $58.5 million.  Operating income will be charged approximately $1.9 million per year for the next 14 years, and at a reduced rate thereafter, for the amortization of technology-related intangible assets.  Technology-related intangible assets are depreciated over useful lives of 15 to 50 years.

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

•                  Deferred tax liabilities were increased by $46.5 million.  Merger-related deferred tax liabilities were $37.8 million at July 1, 2005.  As the revalued assets noted above are charged to operating income, their expense is not deductible for income tax purposes.  The deferred tax liability is charged against the income tax provision as the revalued assets are charged to operating income.  In effect, revalued assets are being charged to net income on an after-tax basis.

Orders

Incoming order levels fluctuate significantly on a quarterly basis, and a particular quarter’s order rate may not be indicative of future order levels.  In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Market segment orders are summarized as follows (in millions):

	39-Week Period Ended
	July 1, 2005		July 2, 2004
		Percentage of		Percentage of
	Amount	Total Orders	Amount	Total Orders
Radar	$80.9	32%	$81.4	37%
Electronic Warfare	22.8	9%	22.6	10%
Communications	87.1	34%	58.6	27%
Medical	42.0	16%	32.9	15%
Industrial	17.5	7%	15.0	7%
Scientific	4.5	2%	9.4	4%
Total orders	$254.8	100%	$219.9	100%

Orders recorded in the 39-week period ending July 1, 2005 were $254.8 million, an increase of $34.9 million, or 16%, from $219.9 million in the comparable period of fiscal year 2004. The increase primarily relates to increases in the communications, medical and industrial markets, partially offset by a decrease in the scientific market. Orders in the radar and electronic warfare markets did not change significantly from fiscal year 2004 to 2005.  The Econco acquisition represents $8.7 million of the orders increase, while the remaining increase of $26.2 million was due to growth from our existing business.

Orders in the communications market for the 39-week period ending July 1, 2005 increased $28.5 million, or 49%, from the comparable period of fiscal year 2004.  The increase in communications orders was attributable to the continued strength in orders for the direct-to-home broadcast market, orders for Econco products, and a large order from an international customer for traveling wave tubes used for terrestrial microwave relays.  Orders in the medical market for the 39-week period ending July 1, 2005 increased $9.1 million, or 28%, from the comparable period of fiscal year 2004. The increase in medical orders was primarily due to the continued strength in orders for VEDs used in cancer therapy and x-ray generator systems and power supply products used in x-ray imaging systems, and the acceleration of orders for our Eimac division due to its upcoming relocation from our San Carlos, CA facility to our Palo Alto, CA facility.  Orders in the industrial market for the 39-week period ending July 1, 2005 increased $2.5 million, or 17%, from the comparable period of fiscal year 2004. The increase in industrial orders was primarily attributable to orders for Econco products, partially offset by lower demand for products by semiconductor equipment companies.   Orders for products sold in the scientific market for the 39-week period ending July 1, 2005 decreased $4.9 million, or 52%, from the comparable period of fiscal year 2004. The decrease in scientific orders was primarily attributable to the receipt of a $3.8 million order in the first 39-week period of fiscal year 2004 for high frequency, high power gyrotrons for fusion research, which did not recur in the comparable period of fiscal year 2005.  Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period.

Order backlog consists of firm orders for which goods and services are yet to be provided.  As of July 1, 2005, the Company had an order backlog of $190.6 million compared to an order backlog of $176.6 million as of July 2, 2004.  Order backlog decreased during the third quarter of fiscal year 2005 by $9.4 million from $200.0 million as of April 1, 2005.  Although orders can be and sometimes are modified or terminated, the amount of modifications and terminations has historically not been material compared to total contract volume.

Results of Operations

Fiscal Year

CPI Holdco’s fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor.  Fiscal year 2005 comprises the 52-week period ending September 30, 2005, and fiscal year 2004 comprised the 52-week period ended October 1, 2004.

Quarter Ended July 1, 2005 Compared to Quarter Ended July 2, 2004

Operating results for the third quarters of fiscal year 2005 and 2004 were as follows (dollars in millions):

	Quarter Ended July 1, 2005		Quarter Ended July 2, 2004
	Amount	Percentage of Sales	Amount	Percentage of Sales
Sales	$87.6	100.0%	$72.3	100.0%
Cost of sales	57.8	66.0	49.1	67.9
Amortization of acquisition related inventory write-up	—	—	1.3	1.8
Gross profit	29.8	34.0	22.0	30.4
Research and development	1.9	2.2	1.9	2.6
Selling and marketing	4.7	5.4	3.9	5.4
General and administrative	5.8	6.6	5.0	6.9
Amortization of acquisition related intangibles	0.5	0.6	4.7	6.5
Acquired in-process research and develpment	—	0.0	(9.0)	(12.4)
Operating income	16.8	19.2	15.5	21.4
Interest expense, net	5.7	6.5	3.8	5.3
Income before taxes	11.1	12.7	11.7	16.2
Income tax expense	4.4	5.0	0.2	0.3
Net income	$6.7	7.6%	11.5	15.9%
Other Data:
EBITDA (a)	$19.2	21.9%	$21.4	29.6%

(a)          EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding the Company’s results of operations because it assists in analyzing and benchmarking the performance and value of the Company’s business. Although management uses EBITDA as a financial measure to assess the performance of the Company’s business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with Generally Accepted Accounting Principles (“GAAP”) as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity.  For reconciliation of EBITDA to Income before taxes, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Sales.

The following table compares total sales by market segment for the quarter ended July 1, 2005 to the quarter ended July 2, 2004 (dollars in millions):

	Quarter Ended
	July 1, 2005		July 2, 2004
		Percentage of		Percentage of
	Amount	Total Sales	Amount	Total Sales
Radar	$28.3	32%	$28.7	40%
Electronic Warfare	8.5	10%	7.3	10%
Communications	29.4	34%	18.6	26%
Medical	13.6	16%	11.0	15%
Industrial	6.2	7%	4.5	6%
Scientific	1.6	2%	2.2	3%
Total sales	$87.6	100%	$72.3	100%

Sales for the third quarter of fiscal year 2005 of $87.6 million were $15.3 million, or 21%, higher than the prior year’s level of $72.3 million.  The sales increase was primarily related to increases in the communications, medical and industrial markets.  The Econco acquisition represents $3.2 million of the sales increase, while the remaining increase of $12.1 million was due to growth from our existing business.

Communications sales of $29.4 million in the third quarter of fiscal year 2005 were $10.8 million, or 58%, higher than the third quarter of fiscal year 2004, primarily due to the increased shipment of direct-to-home broadcast amplifiers and VED communication products.  Medical sales of $13.6 million for the third quarter of fiscal year 2005 were $2.6 million, or 24%, higher than the third quarter of fiscal year 2004, primarily due to increased shipments of VEDs used in cancer therapy and magnetic resonance imaging systems, and x-ray generator systems and power supply products used in x-ray imaging systems.  Industrial sales of $6.2 million in the third quarter of fiscal year 2005 were $1.7 million, or 38%, higher than the third quarter of fiscal year 2004 primarily due to additional sales from Econco.

Gross Profit.  Gross profit of $29.8 million, or 34.0% of sales, in the third quarter of fiscal year 2005 was $7.8 million higher than the prior year’s level of $22.0 million, or 30.4% of sales.  The increase in gross profit was primarily due to higher sales volume, incremental gross profit from the Econco operation in the third quarter of fiscal year 2005, and purchase accounting charges of $1.3 million in the third quarter of fiscal year 2004 that did not occur in fiscal year 2005.

Research and Development Expenses.  Research and development expenses of $1.9 million for the third quarter of fiscal year 2005 were consistent with the $1.9 million expense for the third quarter of fiscal year 2004.

Selling and Marketing Expenses. Selling and marketing expenses of $4.7 million, or 5.4% of sales, for the third quarter of fiscal year 2005 were $0.8 million higher than the $3.9 million, or 5.4% of sales, for the third quarter of fiscal year 2004.  The increase in selling and marketing expenses in the third quarter of fiscal year 2005 was primarily due to additional costs to support the increase in sales volume and incremental costs for the Econco operation.

General and Administrative Expenses. General and administrative expenses of $5.8 million, or 6.6% of sales, for the third quarter of fiscal year 2005 were $0.8 million higher than $5.0 million, or 6.9% of sales, for the third quarter of fiscal year 2004.   In the third quarter of fiscal year 2005, the Company incurred stock-based compensation expense for performance stock options, moving and rearranging costs associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California and incremental costs for Econco.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles of $0.5 million for the third quarter of fiscal year 2005 consists of purchase accounting charges for acquisition-related intangible assets.  Amortization of acquisition-related intangibles of $4.7 million for the third quarter of fiscal year 2004 consists of $3.9 million for purchase accounting charges for customer backlog and $0.8 million for amortization of other acquisition-related intangibles.  Customer backlog was fully amortized in January 2005, while the other acquisition-related intangible assets will continue to be amortized over the next 4 to 49 years.  Amortization of acquisition-related intangibles is expected to be approximately $0.6 million per quarter through fiscal year 2018.

Acquired In-Process Research and Development.  The acquired in-process research and development credit of $9.0 million for the third quarter of fiscal year 2004 represents an adjustment to the previously estimated fair value of $11.5 million for acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date.

EBITDA.  EBITDA for the third quarter of fiscal year 2005 was $19.2 million, a decrease of $2.2 million compared to $21.4 million for the third quarter of fiscal year 2004.  The decrease in EBITDA from fiscal year 2004 to 2005 resulted primarily from the a $9.0M acquired in-process and development credit adjustment in fiscal year 2004, partially offset by higher gross profit in fiscal year 2005.  For a reconciliation of EBITDA to income (loss) before taxes, see Note 8 to the Condensed Consolidated Financial Statements.

Interest Expense, net.  Interest expense, net, of $5.7 million, or 6.5% of sales, for the third quarter of fiscal year 2005 was $1.9 million higher than the $3.8 million, or 5.3% of sales, for the third quarter of fiscal year 2004.  Higher interest expense for the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 was primarily due to interest expense for the FR Notes issued on February 22, 2005.

Income Tax Expense.  The Company recorded income tax expense of $4.4 million for the third quarter of fiscal year 2005, an increase of $4.2 million, compared to $0.2 million for the third quarter of fiscal year 2004.  The effective tax rates were approximately 40% and 2% for the third quarter of fiscal years 2005 and 2004, respectively.  The primary reason for the lower income tax expense in the third quarter of fiscal year 2004 was an adjustment of the second quarter tax provision related to non-deductible acquired in-process research and development, which was decreased by $9.0 million when the purchase price allocation was finalized in the third quarter of fiscal year 2004.

Net Income.  The Company recorded net income of $6.7 million for the third quarter of fiscal year 2005, a decrease of $4.8 million compared to $11.5 million for the third quarter of fiscal year 2004. Lower net income for the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 is primarily due to a $9.0M acquired in-process and development credit in fiscal year 2004, offset partially by improved operating performance in fiscal year 2005.

Nine Months Ended July 1, 2005 Compared to the Nine Months Ended July 2, 2004

Operating results for the first nine-months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Nine-months Ended July 1, 2005		Nine-months Ended July 2, 2004 (b)
	Amount	Percentage of Sales	Amount	Percentage of Sales
Sales	$245.8	100.0%	$217.9	100.0%
Cost of sales	162.9	66.3	147.1	67.5
Amortization of acquisition related inventory write-up	0.4	0.2	5.5	2.5
Gross profit	82.6	33.6	65.3	30.0
Research and development	5.2	2.1	5.5	2.5
Selling and marketing	13.4	5.5	11.3	5.2
General and administrative	15.7	6.4	14.6	6.7
Merger expenses	—	—	6.4	2.9
Amortization of acquisition related intangibles	6.9	2.8	8.1	3.7
Acquired in-process research and develpment	—	—	2.5	1.1
Operating income	41.4	16.8	16.9	7.8
Interest expense, net	14.5	5.9	15.7	7.2
Income before taxes	26.9	10.9	1.2	0.6
Income tax expense	10.7	4.4	1.2	0.6
Net income	$16.1	6.6%	$0.1	0.0%
Other Data:
EBITDA (a)	$53.1	21.6%	$29.0	13.3%

(a)          EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding the Company’s results of operations because it assists in analyzing and benchmarking the performance and value of the Company’s business. Although management uses EBITDA as a financial measure to assess the performance of the Company’s business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity.  For reconciliation of EBITDA to Income before taxes, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

(b)         Represents the combined pro forma results of CPI Holdco for the 23-week period ended July 2, 2004 and the Predecessor for the 16-week period ended January 22, 2004.   Since the basis of accounting for CPI Holdco and the Predecessor are not the same, the combined pro forma results are not in accordance with GAAP.

Sales.

The following table compares total sales by market segment for the nine-months ended July 1, 2005 to the nine-months ended July 2, 2004 (dollars in millions):

	Nine-months Ended
	July 1, 2005		July 2, 2004
		Percentage of		Percentage of
	Amount	Total Sales	Amount	Total Sales
Radar	$83.9	34%	$86.2	40%
Electronic Warfare	21.3	9%	19.9	9%
Communications	76.8	31%	57.4	26%
Medical	39.3	16%	31.7	15%
Industrial	18.0	7%	14.8	7%
Scientific	6.5	3%	7.9	4%
Total sales	$245.8	100%	$217.9	100%

Sales for the first nine months of fiscal year 2005 of $245.8 million were $27.9 million, or 13%, higher than the prior year’s level of $217.9 million.  The sales increase was primarily related to increases in the communications and medical markets.  The Econco acquisition represents $9.0 million of the sales increase while the remaining increase of $18.9 million, or 9%, was due to growth from our existing business.

Communications sales of $76.8 million in the first nine months of fiscal year 2005 were $19.4 million, or 34%, higher than the first nine-months of fiscal year 2004, primarily due to increased shipment of direct-to-home broadcast amplifiers, VED communication products and additional sales from the Econco operation.  Medical sales of $39.3 million for the first nine-

months of fiscal year 2005 were $7.6 million, or 24%, higher than the first nine months of fiscal year 2004, primarily due to increased shipments of VEDs used in cancer therapy and magnetic resonance imaging systems, and x-ray generator systems and power supply products used in x-ray imaging systems.

Gross Profit.  Gross profit of $82.6 million, or 33.6% of sales, in the first nine months of fiscal year 2005 was $17.3 million higher than the prior year’s level of $65.3 million, or 30.0% of sales. The increase in gross profit was primarily due to higher sales volume in fiscal year 2005 and merger purchase accounting charges of $5.5 million for amortization of acquisition-related inventory write-up in fiscal year 2004.

Research and Development Expenses.  Research and development expenses of $5.2 million, or 2.1% of sales, for the first nine months of fiscal year 2005 were $0.3 million lower than fiscal year 2004 due to additional engineering efforts on customer-funded development contracts rather than Company-funded research and development programs in fiscal year 2005.

Selling and Marketing Expenses. Selling and marketing expenses of $13.4 million, or 5.5% of sales, for the first nine months of fiscal year 2005 were $2.1 million higher than the $11.3 million, or 5.2% of sales, for the first nine months of fiscal year 2004.  The increase in selling and marketing expenses in fiscal year 2005 was primarily due to additional costs to support the increase in sales volume and incremental costs for the Econco operation.

General and Administrative Expenses.  General and administrative expenses of $15.7 million, or 6.4% of sales, for the first nine months of fiscal year 2005 were $1.1 million higher than $14.6 million, or 6.7% of sales, for the first nine months of fiscal year 2004.  During fiscal year 2005, the Company incurred incremental costs for the Econco operation, and moving and rearranging costs associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California.

Merger Expenses. Merger expenses of $6.4 million for the first nine months of fiscal year 2004 consisted of fees paid to investment bankers, legal expenses, transaction bonuses for management, and transaction fees paid pursuant to the Management Services Agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor.  These expenses were incurred in connection with the Merger.

Amortization of Acquisition-Related Intangibles.   Amortization of acquisition-related intangibles of $6.9 million for the first nine months of fiscal year 2005 is $1.2 million lower than the first nine months of fiscal year 2004.  Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets.  Customer backlog was fully amortized in January 2005 while the other acquisition-related intangible assets will continue to be amortized over the next 4 to 49 years.  Amortization of acquisition-related intangibles is expected to be approximately $0.6 million per quarter through fiscal year 2018.

Acquired In-Process Research and Development.  Acquired in-process research and development expense of $2.5 million for the first nine months of fiscal year 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date.

EBITDA.  EBITDA for the first nine months of fiscal year 2005 was $53.1 million, an increase of $24.1 million compared to $29.0 million for the first nine months of fiscal year 2004. The increase in EBITDA from fiscal year 2004 to 2005 resulted primarily from higher gross profit in fiscal year 2005 and the write-off of acquired in-process research and development and Merger expenses in fiscal year 2004.  For a reconciliation of EBITDA to income (loss) before taxes, see Note 8 to the Condensed Consolidated Financial Statements.

Interest Expense, net.  Interest expense, net, of $14.5 million, or 5.9% of sales, for the first nine months of fiscal year 2005 was $1.2 million lower than the $15.7 million, or 7.2% of sales, for the first nine months of fiscal year 2004.  The decrease in interest expense in fiscal year 2005 is primarily due to fiscal year 2004 interest costs associated with the early redemption of the Predecessor’s 12% Notes and the write-off of capitalized debt issue costs related to outstanding debt at the time of the Merger, partially offset by additional interest expense for the FR Notes issued on February 22, 2005.

Income Tax Expense.  The Company recorded income tax expense of $10.7 million for the first nine months of fiscal year 2005, an increase of $9.5 million, compared to income tax expense of $1.2 million for the first nine months of fiscal year 2004.  The effective income tax rates were 40% and 95% for the first nine months of fiscal year 2005 and 2004, respectively.  The change in income tax expense is primarily due to non-deductible acquired in-process research and development and other purchase accounting charges related to the Merger recorded in the first nine months of fiscal year 2004.

Net Income.  The Company recorded net income of $16.1 million for the first nine months of fiscal year 2005, an increase of $16.0 million compared to $0.1 million for the first nine months of fiscal year 2004.  Higher net income for the first nine months of fiscal year 2005 compared to fiscal year 2004 is primarily due to higher gross profit due to increased sales in fiscal year 2005 and merger expenses in fiscal year 2004, partially offset by higher income tax expense recorded in fiscal year 2005.

Financial Condition

The Company generated net cash from operating activities of $15.3 million for the first nine months of fiscal year 2005,

compared to $19.7 million for the first nine months of fiscal year 2004.  The $4.4 million decrease in net cash from operating activities for the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004 was primarily due to increases in inventory and accounts receivable in fiscal year 2005, partially offset by the increase in net income, excluding non-cash charges in fiscal year 2005.  The increase in accounts receivable was due to increased sales, and the increase in inventory was due to increased product delivery requirements in fiscal year 2005, each as compared to fiscal year 2004.

Investing activities used net cash of $27.4 million for the first nine months of fiscal year 2005, compared to $115.4 million for the first nine months of fiscal year 2004.  Investing activities for first nine months of fiscal year 2005 include $18.3 million for the purchase of Econco and $8.9 million for the purchases of property, plant and equipment, primarily in connection with the relocation of the San Carlos production facility to Palo Alto, California.  Investing activities for the first nine months of fiscal year 2004 consists primarily of the purchase of the Predecessor’s net assets.

The Company’s continuing operations typically do not have large capital expenditure requirements.  Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements.  Excluding fiscal year 2005 anticipated capital expenditures of approximately $12 to $14 million related to the relocation of the San Carlos, California facility to Palo Alto, California, the Company expects the level of capital expenditures in fiscal year 2005 to be consistent with fiscal year 2004 levels.

Financing activities used net cash of $11.2 million for the first nine months of fiscal year 2005, compared to $106.1 million provided by financing activities for the first nine months of fiscal year 2004.  Financing activities for the first nine months of fiscal year 2005 consist primarily of a $75.8 million distribution to stockholders of CPI Holdco, $9.6 million repayments on CPI’s senior term loans, $3.5 million of debt costs incurred to issue the FR Notes and $1.0 million paid as collateral under the interest rate swap contract, partially offset by the $79.2 million of gross proceeds from the issuance of FR Notes.  The term loan repayments included $3.9 million of required annual repayments and an optional prepayment of $5.7 million.

Working capital was $66.6 million at July 1, 2005 compared to $72.4 million at October 1, 2004, representing a decrease of $5.8 million during the first three quarters of fiscal year 2005.  The decrease in working capital was primarily due to the $18.3 million paid to purchase Econco’s common stock and higher interest payable, partially offset by increases in accounts receivable and inventory.

On July 1, 2005, CPI had $17.1 million in cash and cash equivalents, compared to $40.5 million on October 1, 2004.  Cash balances in excess of operating requirements are invested daily in federal securities.

The following table summarizes future minimum principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term non-cancelable operating leases as of July 1, 2005 (in thousands):

	Due in Fiscal Years
Description	2005	2006	2007	2008	2009	Thereafter	Total

Debt obligations	$—	—	—	—	16,044	268,956	285,000
Noncancellable operating leases	309	610	427	356	338	3,838	5,878
Total cash obligations	$309	610	427	356	16,382	272,794	290,878
Standby letters of credit	$4,710	—	—	—	—	—	4,710

The Company uses forward exchange contracts to address the foreign currency risk associated with anticipated manufacturing costs in Canada.  As of July 1, 2005, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $18.1 million; the last forward contract expires on March 10, 2006.  At July 1, 2005, the fair value of unrealized foreign currency forward contracts was $1.8 million and the unrealized gain was approximately $1.2 million, net of related tax expense. The Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months.

In April 2005, the Company expanded its use of derivatives to address the interest rate risk associated with the FR Notes which mature on February 1, 2015.  On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest.  The Swap is for semi-annual interest payments, beginning with interest payments due on February 1, 2006, and the contract matures on January 31, 2008.  The Swap is designated as a cash flow hedge under SFAS No. 133, and the gain and loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period.  As of July 1, 2005, the Company had paid $1.0 million as collateral for the Swap, which is included as Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets.  The amount of collateral fluctuates based on the fair value of the Swap. The unrealized gains and losses from the Swap contract are included in “Accumulated Other Comprehensive Income” in the Condensed Consolidated Balance Sheet.  At July 1, 2005 the fair value of the Swap was not material.  The Company anticipates recognizing the unrealized gain or loss on the Swap over the contract period to effectively replace the variable interest rate on the FR Notes with the fixed interest rate of the Swap.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. The Company is required to adopt SFAS No. 151 in the beginning of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, that the Company currently uses. As a nonpublic entity as defined by SFAS No. 123R, the Company is required to adopt SFAS No. 123R in the beginning of fiscal year 2007.  The Company has not yet determined the impact of applying the provisions of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal year 2007.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties.  The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.  This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in the Form 10-Q.

The company does not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt and the interest rate swap contract.  Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The Company has an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest.  The Swap is for semi-annual interest payments, beginning with interest payments due on February 1, 2006, and the contract matures on January 31, 2008.  As of July 1, 2005, the fair value of the Company’s long-term fixed rate debt was approximately the same as the carrying value and the unrealized loss on the swap contract was not material.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue and expense activities are transacted in U.S. dollars. However, the Company incurs expenses, and receives limited revenue, in other currencies, primarily the Canadian dollar, the British pound, the Euro, the Australian dollar and the Swiss franc. The Company’s results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through its impact to foreign denominated expenses, primarily in Canada. The Company limits its foreign currency exchange rate risk to the balance sheet components primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables). The most significant exposure to foreign denominated expenses is in Canada, where the Company enters into forward contracts in an effort to reduce, but not eliminate, the impact of foreign currency rate movements. The fair value of forward contracts is subject to foreign currency risk.

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

ITEM 6.  EXHIBITS.

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
Date: August 12, 2005

By:	/s/ Joel Littman
Joel Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: August 12, 2005