Form 10-K
period 2005-09-30
CPI HOLDCO INC
filed 2005-12-20
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number:  333-11386-04

CPI Holdco, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-3142681 (IRS Employer Identification No.)
811 Hansen Way Palo Alto, California 94303-1110 (Address of Principal Executive Offices and Zip Code)	650) 846-2900 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None	Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No

No voting stock of CPI Holdco, Inc. is held by non-affiliates of CPI Holdco, Inc.

The number of outstanding shares of the registrant’s common stock as of December 9, 2005, was 4,275,566 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

(None)

CPI HOLDCO, INC.

Cautionary Statements Regarding Forward-Looking Statements

This document includes certain ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘intends’’ or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth in Item 1A ‘‘Risk Factors’’ of this report and elsewhere in this report and other risks and uncertainties more fully described in this report and in the other filings with the Securities and Exchange Commission (‘‘SEC’’) made by us and our predecessor, Communications & Power Industries Holding Corporation. We caution that the risk factors set forth in this report are not exclusive. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

Item 1. Business

Background

We are a leading provider of microwave and radio frequency (‘‘RF’’) solutions for critical defense, communications, medical, scientific and other applications. Our products include high power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems, and other related products. Our solutions enable the generation, control and transmission of high power and high frequency microwave and RF signals

Our products are critical elements of numerous high priority domestic and international military programs such as the U.S. Navy’s Aegis surface combatants (the DDG-51 class destroyers and the CG-47 cruisers), the ALE-50 and MK-53 NULKA electronic warfare decoys, Patriot (Advanced Capability and Missile System Radar), F-16 and F/A-18 E/F aircraft, IDECM, High Power Microwave and numerous high power military radar systems. Defense applications of our products include transmitting and receiving radar signals for locating and tracking threats, weapons guidance and navigation, and transmitting decoy and jamming signals for electronic warfare.

In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which we believe enables us to leverage our 58 years of design experience and provides a diversified base of sales. In the communications market, we provide microwave amplifiers for satellite communication uplinks for broadcast, video, voice and data transmission. In the medical market, we supply amplifiers used in radiation oncology treatment systems primarily to Varian Medical Systems, Inc., with whom we have a long-standing, sole provider relationship. We also supply x-ray generators, subsystems, software and user interfaces for diagnostic imaging systems, a dynamic, high-technology market where we continue to experience significant growth.

Company History

In 1937, Russell and Sigurd Varian (the historical founders of our business) invented the klystron, which is still a foundation of modern high power microwave applications. In 1948, Russell and Sigurd Varian founded Varian Associates, Inc. and introduced the klystron as its first commercial product. Over time, Varian Associates developed new devices and new uses for its products, including applications for the radar, electronic warfare, communications, medical, industrial and scientific markets. Today, we continue to develop higher power, wider bandwidth and higher frequency microwave solutions that enable significant technological advances in the defense and commercial systems that use our technology

In 1995, a fund managed by Leonard Green & Partners, L.P., together with members of management, purchased the Electron Devices Business from Varian Associates and formed CPI. In January 2004, affiliates of The Cypress Group (collectively ‘‘Cypress’’) acquired Communications & Power Industries Holding Corporation (the ‘‘Predecessor’’) pursuant to a merger (the ‘‘Merger’’) of a wholly-owned subsidiary of CPI Holdco, Inc. (‘‘CPI Holdco’’ or the ‘‘Successor’’) into the Predecessor. As used herein, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’ refer to the Predecessor and its subsidiaries prior to the Merger and to the Successor and its subsidiaries after the Merger, in each case, including its wholly-owned subsidiary, Communications & Power Industries, Inc. (‘‘CPI’’). In October 2004, we purchased Econco Broadcast Service, Inc., a leading rebuilder of high power grid devices.

We are organized into six operating divisions: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division and Communications & Medical Products Division (both in Ontario, Canada), Eimac Division (San Carlos, California), and Econco Division (Woodland, California).

Business Strategy

Our goal is to continually enhance our position as a leading supplier of microwave solutions, satellite communications amplifiers, x-ray medical generators and other related equipment for both commercial and defense applications. Our strategies to achieve these objectives include:

•	Taking advantage of opportunities in the military satellite communications market, such as the U.S. military’s transformational initiative to become a lighter, faster, more responsive and lethal force.

•	Supporting other emerging military initiatives, such as directed energy, that use microwave or RF energy to disable or destroy enemies’ electronic systems or deter unauthorized personnel from approaching high value targets.

•	Developing and expanding technologies through a combination of customer-funded research and development and our own internal research and development efforts.

•	Pursuing attractive commercial opportunities by developing new products to pursue growth areas in the commercial markets we serve.

•	Leveraging incumbent relationships to help to preserve our access to a valuable stream of spares and repairs business and enhance our ability to win new, upgrade and follow-on business.

•	Exploring selective strategic acquisitions in order to acquire complementary technologies and products, achieve higher levels of system integration, grow our existing product base, increase facility utilization or increase our geographic coverage by leveraging our extensive corporate sales and marketing organization.

Markets

We supply complex, high power microwave solutions and high voltage power generation and control components and subsystems for applications and programs in defense and commercial markets. Our defense applications include high power microwave sources and amplifiers and integrated microwave assemblies used in radar, electronic warfare and communications systems. Our products are used within these end markets primarily to generate, control and transmit high power and high-frequency microwave and RF signals. We supply similar high power microwave components and subsystems for use in commercial radar, communications, medical, industrial and scientific markets. We provide high voltage power generators and control systems to the medical and industrial markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product.

End-use applications of our products include:

•	The transmission and amplification of radar signals for navigation and location;

•	The transmission and amplification of decoy and jamming signals for electronic warfare;

•	The transmission and amplification of voice, data and video signals for broadcasting, internet and other types of communications;

•	The provision of power and control for medical diagnostic imaging;

•	The generation of microwave energy for radiation therapy in the treatment of cancer; and

•	The generation of high power microwave signals for non-lethal weapons systems.

Our end markets are described below.

Radar Market

We supply critical products used in various types of military systems, including fire control, ground search, weather and tracking, and synthetic aperture radar systems. In radar systems, our products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return ‘‘echo’’ is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our products have been an integral element of radar systems for over five decades. Our sales in the radar market were $109.4 million in fiscal year 2005, compared to $112.1 million in fiscal year 2004.

Our products include microwave and power grid sources, microwave amplifiers, radar receiver protectors, multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply, and control system. Our products are used in air, ground and shipboard radar systems. We are a leading provider of power grid and microwave power sources for both commercial and defense radar applications, with a large installed base.

The growth in the U.S. defense budget, stemming principally from the Department of Defense’s (‘‘DoD’’) emphasis on addressing terrorism and homeland security, has had a favorable impact on new radar system development as well as radar system upgrades, which involve the replacement of existing system components with new or upgraded components that satisfy the more advanced specifications of the newer systems. In addition, because of the large population of deployed systems and the DoD’s increased focus on operational readiness, the spare and replacement market continues to be a substantial part of the radar business. Our active participation in the upgrade, replacement, spare and repair portions of the radar market has helped us maintain a leadership position in numerous landmark programs, such as the Aegis SPY-1D and MK-99 systems, as well as the U.S. Navy’s Phalanx close-in weapons system.

Electronic Warfare Market

We supply critical microwave power amplifiers to the electronic warfare market. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided munitions by deceiving or destroying enemy threats, and include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We are a leading provider of microwave power sources for the electronic warfare market, with a significant installed base, and a strong position in products for high power and multi-beam phased array systems and expendable decoys. The electronic warfare market also includes devices and subsystems being developed or supplied for high power microwave (‘‘directed energy’’) applications. This consists of a number of non-lethal weapons system applications, including electronic attack, counter-improvised explosive devices (‘‘IED’’) and active denial. Our sales in the electronic warfare market were $27.7 million in fiscal year 2005, compared to $23.8 million in fiscal year 2004.

Protection of valuable military assets remains a high priority and has resulted in the continuing funding of new, upgrade and replenishment programs in the electronic warfare market. In towed decoy applications, we are the sole provider of the mini-traveling wave tubes (‘‘TWTs’’) on the ALE-50 program and are a qualified supplier on the IDECM program. On shipboard decoy programs, we are the sole provider of the TWT on the MK-53 NULKA and the European DLH programs. We are also sole provider of the mini-TWTs in the U.S. Air Force’s ALQ-184 electronic warfare jammers and multi-beam phased array systems such as the U.S. Navy’s SLQ-32. Many of the electronic warfare programs on which we are a qualified supplier are existing programs that have survived previous reductions in defense budgets.

Communications Market

We divide the communications market into satellite, terrestrial broadcast and over-the-horizon communications applications. Our sales in the communications market were $101.4 million in fiscal year 2005, compared to $74.8 million in fiscal year 2004.

In each of the satellite, broadcast and over-the-horizon communications markets, our products amplify and transmit signals within an overall communications system. Current ground-based satellite communications transmission systems use our products to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds or thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station. Terrestrial broadcast systems use our products to amplify television signals at very high (‘‘VHF’’) and ultra high (‘‘UHF’’) frequencies and radio signals at lower frequencies.

Satellite Communications. The majority of our communications products are sold into the satellite communications market. We are a leading producer of power amplifiers, amplifier subsystems and high power microwave devices for satellite uplinks. We believe that we have a worldwide installed base of over 19,000 amplifiers. We believe we offer one of the industry’s most comprehensive lines of satellite communications amplifiers with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. Our technological expertise and our ability to design and manufacture both the fully integrated amplifier and the associated high power microwave device or solid state RF device allows us to introduce products to the market that we believe are more attractive to customers compared to that of our competitors.

The entire communications market, including the market for satellite communications systems, had seen a reduction in demand for new equipment in the prior several years. We believe that this was due, in part, to the large overcapacity that was built up in the late 1990s in anticipation of the need for a rapid expansion of telecommunications infrastructure due to overly-optimistic forecasts for growth of the internet. During the last four years, that overcapacity has subsided as both military and commercial demands have increased, with a resulting increase in capacity requirements for satellite systems, and a resulting increase in demand for satellite amplifiers. In addition, we believe we are well equipped to participate in the newest growth areas which include amplifiers for the 30 gigahertz (‘‘GHz’’) band (‘‘Ka band’’), which is projected to be one of the major new satellite communications growth areas, as well as specialized amplifiers for the military communications market such as the Triband amplifiers that operate at three discrete frequency bands.

Broadcast Communications. We serve the AM, FM and shortwave radio and VHF and UHF television broadcast market with high quality, reliable and efficient high power microwave and RF devices. Our Eimac Division supplies power grid products to the transmitter OEMs directly, and offers immediate delivery of products to the end users through our distributors. Our Econco Division is a provider of rebuilding services, allowing broadcasters to extend the life of their devices at a cost that is lower than buying a new device. Although the terrestrial broadcast industry is considered a mature market, the emerging shortwave digital radio technology will provide new opportunity for our high power products. Through the years, we have established a large installed base in the broadcast market, which provides us with opportunities for replacement, spare, upgrade and rebuilding business.

Over-the-Horizon Communications. The over-the-horizon communications market involves over-the-horizon, microwave-based communication systems. These systems transmit voice, video and data signals for several hundred miles by bouncing the signals off the troposphere, an atmospheric layer above the earth’s surface. Since no satellite is required, these systems can provide an easy-to-install and cost-efficient alternative to satellite-based communications. We expect demand for our products in this market to grow, due to advances in technology and renewed customer interest in this method of communication.

Medical Market

Within the medical market, we focus on diagnostic and treatment applications. We provide x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern microprocessor-based controls and operator consoles for diagnostic imaging. X-ray generators are used to generate and control the electrical energy being supplied to an x-ray tube and therefore control the dose of radiation delivered to the patient during an x-ray imaging procedure. In addition, these generators include a user interface to facilitate the selection of technique factors, such as exposure times, or the selection of the anatomic region of the body to be imaged. These generators are interfaced with, and often power and control, auxiliary devices such as patient positioners, cameras and automatic exposure controls to synchronize the x-ray examination with this other equipment. For treatment applications, we provide klystrons and electron guns for high-end cancer therapy machines. Klystrons provide the microwave energy to accelerate a beam of energy towards a cancerous tumor. Sales in this market were $50.7 million in fiscal year 2005, compared to $41.6 million in fiscal year 2004.

Since 1995, when Varian sold us its electron devices business, we have been, and expect to continue to be, the sole provider of high power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® cancer therapy machines. Approximately 4,200 systems consisting of Varian Medical Systems’ Clinac® accelerators, Ximatron® and Acuity® radiotherapy simulators are in place around the world, treating more than a million patients each year.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large OEMs who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing our geographic presence and product portfolio. We are a leading independent supplier of x-ray generators in the world and we believe this market provides continued growth opportunities for us. The installed base of radiographic x-ray equipment in most western countries is relatively old, and we believe there is a strong market for equipment modernization, both through the purchase of new equipment and upgrades of existing equipment. The upgrades are performed by our dealers or in some cases the OEMs.

There continues to be demand to expand the imaging capabilities in developing countries, and we are participating in this growth with sales in countries such as China. We have traditionally focused on hospital, or ‘‘mid- to high-end’’ applications, and have become a premier supplier to this part of the market. However, there exists substantial demand for private clinic, or ‘‘lower-end’’ applications, and we have recently introduced a new family of products that we believe will allow us to participate more fully in this part of the market.

A number of the large OEMs in this market use their in-house design and manufacturing capabilities to supply their own x-ray generator needs, but seldom sell these components to third parties. In recent years we have made sales to some of the larger OEMs who were outsourcing a larger portion of their x-ray equipment and generator requirements. We believe this trend should create additional sales opportunities for us.

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers and the associated high power microwave devices that are used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment to perform pipe and plastic welding using RF energy, textile drying and semiconductor wafer fabrication. Because there is a large, established installed base of our products in this market, the sale of replacements continues to be a substantial part of our industrial business. Recently, we have integrated vertically by introducing a line of fully integrated industrial RF generators using high power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $23.1 million in fiscal year 2005, compared to $20.2 million in fiscal year 2004.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for high-energy particle physics, referred to as ‘‘Big Science.’’ Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy. Our sales in the scientific market were $8.4 million in fiscal year 2005, compared to $9.7 million in fiscal year 2004.

Our products generate microwave and RF energy to create a beam of electrons in order to study the atom and its elementary particles. Worldwide, there are over 60 high-energy particle accelerators that are in planning, design, development or construction. We believe these new accelerators will drive the demand for a significant number of very high power microwave sources. Examples include SNS, Tesla, 3rd and 4th generation light sources and High Energy Free Electron Lasers. Our products are also used in research related to the generation of electricity from fusion reactions. Activity in this area continues within the United States Department of Energy, as well as in Europe and Asia.

Industry Trends

We believe the following industry trends will favorably impact demand for our products:

•	Increasing importance of military communications. Satellite communication is a critical element of the U.S. Department of Defense’s plans to transform military communications to supply real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. The U.S. Government currently has over 30 large defense-related satellite communications programs in various stages of development and production as part of its military satellite communications, Global Information Grid and Transformational Communication Systems initiatives.

•	High power microwave initiatives. The DoD is increasingly exploring high power microwave solutions for a growing number of threat countermeasures and non-lethal weapons applications.

•	Continued reliance on advances in microwave solutions in military applications. Microwave technology is a core technology for all of the U.S. military’s radar and electronic warfare capabilities. For existing platforms, improvements in microwave technology—replacing existing components with upgraded solutions—can be a cost-effective means of improving capability with minimal redesign cost.

•	Consolidation of government suppliers. Government customers are increasingly consolidating their base of suppliers and seeking to purchase complete systems and solutions, rather than individual components. As a result, vendors offering more integrated solutions should benefit from this trend and become further entrenched with government customers.

•	Resurgence of global demand for commercial satellite-based broadband communication and data transmission solutions and technology. There has been a general resurgence in the demand for and importance of satellite communications, and a significant improvement in the bandwidth and data-carrying capacity of the various underlying technologies, making commercial and government use of satellite solutions more cost effective. As demand continues to grow, we believe the demand for ground-based infrastructure required to provide these services, including microwave-based satellite uplink technology, will also expand.

•	Growth of radiation treatment in cancer therapy and diagnostic imaging applications for our products. The market for equipment for radiotherapy treatment of cancer has enjoyed significant growth in the last several years. Our x-ray generator business has enjoyed strong growth in the last several years, as we have developed new products to satisfy increasingly demanding requirements in diagnostic imaging applications.

•	Increased replacement parts, upgrades and spares needed to support aging military platforms. As military equipment ages, increased levels of replacement parts, upgrades of critical equipment, including radar and electronic warfare and communications systems are necessary.

Products

We have an extensive portfolio of over 4,500 products that includes microwave and power grid vacuum electron devices (‘‘VEDs’’) and other products such as satellite communications amplifier subsystems, radar and electronics warfare subsystems and integrated microwave assemblies, medical x-ray generators and control systems, modulators and transmitters, and various electronic power supply and control equipment and devices. Additionally, we have developed complementary, more highly integrated subsystems for medical imaging and for satellite communications applications with generally higher value added, and higher prices. Our products generally have selling prices ranging from $2,000 to $100,000, with certain limited products priced up to $1,000,000.

VED Products

All of our VED products share similar basic characteristics. A high-energy beam of electrons is created and travels in a vacuum, through a region where it interacts with a low-level microwave input signal. As a result of the interaction, kinetic energy from the electron beam is transferred to the microwave signal. This produces an amplified microwave signal that is then extracted from the device at a much higher power level. The differences in the devices are related to the various techniques for creating interaction between the electron beam and the microwave signal, and various construction techniques.

VEDs, one of our key technologies, were initially developed for defense applications and have since been applied to many commercial markets. We use tailored variations of this key technology to address different frequency and power requirements in each of our target markets.

Our principal VED products are described below.

Klystrons & Gyrotrons. Klystron amplifiers are linear beam devices in which the interaction structure is comprised of a series of resonant cavities linked by a beam tunnel. Klystrons are typically high power, narrow bandwidth devices, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz to over 30 GHz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications.

Satellite communications applications include DBS-band uplinks, which are used extensively in the direct-to-home satellite TV market. Radar applications include the Hawk missile system and the Phalanx close-in weapon system, a ‘‘last chance’’ anti-missile defense for many military vessels.

Gyrotron oscillators and amplifiers are devices that use cyclotron resonance as the fundamental mechanism for power extraction from the electron beam. These devices are characterized by very high power output capability at very high frequencies. Power output of 1 megawatt has been achieved at frequencies greater than 100 GHz. These characteristics have enabled applications such as fusion research for the Department of Energy, electronic warfare active denial and high-resolution radar.

Helix Traveling Wave Tubes. Helix TWTs are linear beam devices, where the interaction of the electron beam with a helix-shaped coil in the device enables very wide bandwidth operation at relatively moderate output power levels (tens to hundreds of watts). These characteristics make the Helix TWT ideal for communications applications and electronic countermeasures. In the communications market, our products are used in medium power satellite communications amplifiers. In the electronic warfare market, our mini-TWT technology is used for expendable decoy applications, such as ALE-50 and MK-53 NULKA, and shipboard and airborne electronic countermeasures systems, including SLQ-32 and ALQ-184.

Coupled Cavity Traveling Wave Tubes. Coupled cavity TWTs are linear beam amplifiers consisting of a series of coupled cavities that have the power generating capability of a klystron with some of the increased bandwidth properties of a Helix TWT. These amplifiers are characterized as medium bandwidth, high power devices, since power output levels can be as high as 1 megawatt. These devices are used primarily for high power and multi-function radars, including front line radar systems operating from S-band to Ka-band, most notably the Aegis shipboard radars (MK-99 Continuous Wave Illuminator and SPY-1D Simplified Driver Radar), the firefinder artillery locating radar and the Patriot Advanced Capability program.

Magnetrons. Magnetron products are cross-field oscillators capable of generating high power output. Power levels are as high as 20 megawatts and magnetrons cover frequencies up to the 40 GHz range. We design and manufacture magnetrons for radar, electronic warfare and missile seeker programs within the defense market. Our magnetrons are on the Harpoon missile system and U.S. military aircraft platforms including the B-52, C-130, F-15, P-3C, F-4 and F-5. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO country naval fleets. Ground-based installations include various military and civil search and Air Traffic Control Systems. We are a major U.S. supplier of magnetrons for use in commercial weather radar. Potential new uses for magnetrons include high power microwave systems for electronic equipment disruption and the disabling or destruction of IEDs.

Cross-Field Amplifiers. Cross-field amplifiers operate like the magnetron, but have an input circuit and amplify a signal like a traveling wave device. These devices are used for high power radar applications because they have power output capability as high as 10 megawatts. Our cross-field amplifiers are primarily used to support the Aegis radar suite within the U.S. Navy and selected foreign naval vessels. We supply units for both new ships and replacements. Our cross-field amplifiers also have a significant presence in fire control radar systems used by the U.S. Coast Guard and U.S. Navy.

Power Grid Tubes. Power Grid Tubes are lower frequency devices that are used to generate, amplify and control electromagnetic energy. These devices are used in commercial and defense communications systems and radio and television broadcasts. We supply power grid tubes for the shortwave broadcast market, such as the International Broadcasting Bureau stations, formerly known as the Voice of America. They are also widely used in equipment that serves the industrial markets such as textile drying, pipe welding and semiconductor wafer fabrication.

Other Products

Our principal other products are described below.

Microwave Transmitter Subsystems. Our microwave transmitter products evolved as a natural outgrowth of our VED technology. We offer microwave transmitter subsystems built around our VEDs. These subsystems incorporate specialized high-voltage power supplies, cooling, and control systems that are uniquely designed to work in conjunction with our products to maximize life, performance and reliability. Microwave transmitter subsystems are used in a variety of defense and commercial applications. Our transmitter subsystems are available at frequencies ranging from 1 GHz all the way up to millimeter wave frequencies of 100 GHz and beyond.

Satellite Communications Amplifiers. Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, internet and other communications signals from ground stations to satellites in all frequency bands. We provide a complete, integrated satellite communications amplifier which consists of the VED (or solid state microwave technology), a power supply for the VED (or solid state alternative), RF circuits, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other RF components to meet specific customer requirements. We offer amplifiers for both defense and commercial applications. Our products include TWT amplifiers for both indoor and outdoor usage, klystron high power amplifiers, solid state amplifiers and millimeter amplifiers. In 2000, we introduced the Gen IV high power satellite communications klystron amplifier, which has gained almost 95% market share. In addition, we have recently introduced new Ka band amplifiers that are being used in new telecommunications and broadcast applications and military communications tri-band amplifiers that will improve the reliability of key military communications systems. We are expanding our line of solid state amplifiers that are being designed and manufactured by us to address the market for lower power applications.

Receiver Protectors & Control Components. Receiver protectors are used in the defense market in radar systems to switch both high power transmit pulses and low power echo signals through a common antenna, and to protect sensitive receivers from any high power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for over 50 years. We are the world’s largest manufacturer of receiver protectors and the only manufacturer offering all existing receiver protector technologies including solid state, plasma, ferrite and multipactor designs. Current designs range from low-frequency coaxial, or stripline limiters, to complete pre-transmit/receive and transmit/receive limiters with attenuation and phase control at Ka-band. Our products are manufactured in all transmission line types including stripline, microstrip, coax and waveguide. Our receiver protectors and control components are integrated into prominent fielded military programs including the Patriot Advanced Capability and Harpoon missile systems, the U.S. Navy’s Aegis surface combatants, AWACS, F-14, F-15, F-16 and F/A-18 fighters and the U.S. Air Force’s B-2 and C-130s. As radar systems have evolved to improve performance and reduce size and weight, we have invested heavily in solid state technology to develop the microwave control components and multifunction integrated assemblies required by modern radar systems.

Medical X-Ray Imaging Systems. We design and manufacture medical x-ray generators, consisting of power supplies, cooling, control and display subsystems that drive the x-ray equipment used by healthcare end-users within the medical imaging market. These generators use the high voltage and control systems expertise developed by us while designing power systems to drive VEDs. We have recently introduced the CMP200, a new line of x-ray generators intended to address the low tier, high volume, part of the market. We also provide the electronics and software that controls and ties together much of the other ancillary equipment in a typical x-ray imaging system.

Semiconductor Power Supplies. We manufacture power electronics equipment that drives semiconductor physical vapor deposition equipment used by semiconductor fabricators to apply specialized films to their wafers. The end application of this technology is the production of integrated circuits and LCD flat screens for televisions, displays and computers.

Backlog

As of September 30, 2005, we had an order backlog of $193.5 million compared to an order backlog of $179.7 million as of October 1, 2004. Based on current product delivery schedules, we expect to ship approximately 96% of order backlog at September 30, 2005 in fiscal year 2006. Although the backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, the amount of modifications and terminations has not been material compared to total contract volume.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses direct sales professionals throughout the world. As of September 30, 2005, we had over 125 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 33% of our sales in fiscal year 2005. For financial information about geographic areas, see footnote 15 to the accompanying consolidated financial statements.

Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications, the introduction and implementation of new technology and at the same time provide local technical support.

In addition to our direct sales force, we use over 39 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party sales organizations that we use are located outside the United States and Europe, and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, Ltd., we are able to market our products to both end users and system integrators around the world and are able to provide solutions with short turn-around times.

Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by fifteen strategically located service centers. These service centers are located in the United States (California and New Jersey), The Netherlands, Brazil, China (3), India (2), Taiwan, Japan, Russia, Singapore, Indonesia and South Africa. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers or customer sites. Many of our customers specify our products in competitive bids based on our responsive global support and product quality.

Financial Information About Segments

Although we define and discuss our business by our end markets discussed above in ‘‘—Markets’’ in order to more clearly describe our business to our investors, we are internally organized into six operating divisions, differentiated based on products. For financial reporting purposes, we have two reportable segments: VED and satcom equipment. Our VED segment consists of five of our operating divisions and our satcom equipment segment consists of one division. For financial information about our segments, see footnote 15 to the accompanying consolidated financial statements.

Research And Development

Total research and development spending was $13.1 million, $10.9 million and $10.6 million during fiscal years 2005, 2004 and 2003, respectively, consisting of Company-sponsored research and development expense of $7.2 million, $7.5 million, and $6.9 million during fiscal years 2005, 2004 and 2003, respectively, and customer-sponsored research and development of $5.9 million, $3.5 million, and $3.7 million during fiscal years 2005, 2004 and 2003, respectively.

Manufacturing

We manufacture our products at six manufacturing facilities in five locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just in time materials handling, demand flow technology, statistical process control and value managed relationships with suppliers and customers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, OFHC copper, and some cathodes, from a limited group of, or occasionally, sole suppliers. Except for our recently acquired Econco operation, our facilities have all achieved the ISO 9001 international certification standard.

Generally, each of our manufacturing divisions uses similar processes consisting of product development, purchasing, high-level assembly and testing. For satellite communications equipment, the process is primarily one of integration, and we use contract manufacturers whenever possible. Satellite communications equipment uses both VED and solid state technology, and the satellite communications division procures certain of the critical components that it incorporates into its subsystems from our other manufacturing divisions.

Employees

As of September 30, 2005, we had approximately 1,700 employees, including the employees that joined us as a result of the acquisition of Econco. None of our employees is subject to a collective bargaining agreement although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages and believe that we have good relations with our employees.

Competition

The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including L-3 Communications, e2v technologies plc, the Xicom Division of Radyne ComStream Inc., and Thales Electron Devices, some of which have resources substantially greater than ours. Some of these competitors are also our customers. Our ability to compete in our markets depends to a significant extent on our ability to provide high quality products with shorter lead times at competitive prices, and our readiness in facilities, equipment and personnel.

We must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid state alternatives to our customers. Solid state devices are generally best suited for low-power applications, while only microwave VEDs currently serve higher-power and higher-frequency demands. Because of the small dimensions of solid state components, solid state devices have challenges in dissipating the significant amount of excess heat energy that is generated in high power, high frequency applications. As a result, we believe that for the foreseeable future, solid-state devices will be unable to compete on a cost-effective basis in the high power/high-frequency markets that represent the majority of our business. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by our VED products. We believe that VED and solid state technology currently each serves its own specialized market without significant overlap in most applications.

Intellectual Property

Our business is dependent, in part, on our intellectual property rights, including trade secrets, patents and trademarks. We rely on a combination of nondisclosure and other contractual arrangements as well as upon trade secret, patent, trademark and copyright laws to protect our intellectual property rights. We do not believe that any single patent or other intellectual property right or license is material to our success as a whole.

We have entered into agreements pursuant to which we license intellectual property from third parties for use in our business, and we also license intellectual property to third parties. As a result of contracts with the U.S. Government, some of which contain patent and/or data rights clauses, the U.S. Government has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by us on behalf of the U.S. Government.

We maintain an intellectual property protection program designed to protect, preserve and enforce our intellectual property rights. Nevertheless, we cannot provide assurance that the steps taken by us will prevent misappropriation or loss of our technology.

U.S. Government Contracts and Regulations

Our business is heavily regulated in many of our fields of endeavor. We deal with numerous U.S. Government agencies and entities, including the DoD. Similar government authorities exist with respect to our international business.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of cost or pricing data in connection with certain contracts;

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. Consequently, at the outset of a multi year program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination.

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency is not satisfied with our performance of the contract. We do not include unexercised options or potential indefinite-delivery/indefinite-quantity orders in our backlog. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining term of such contracts. Additional risks associated with U.S. Government contracts are set forth in ‘‘Risk Factors.’’

A portion of our business is in support of highly sensitive, or ‘‘classified’’ government programs and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements.

Sales of our products and services internationally are subject to local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings). Some international customers require contractors to comply with industrial cooperation regulations, sometimes referred to as offset programs. Offset programs may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements.

Environmental Matters

We are subject to a variety of U.S. federal, state and local as well as foreign environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are classified as hazardous, and we require environmental permits to conduct certain of our operations. Violation of such laws and regulations can result in substantial fines, penalties, and other sanctions.

In connection with the sale of Varian Associates’ electron devices business to us in 1995, Varian Medical Systems (as successor to Varian Associates) agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. With certain limited exceptions, we are not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at two our manufacturing facilities, Palo Alto, California and Beverly, Massachusetts, that are known to require remediation. In addition, Varian Medical Systems has been sued or threatened with suit with respect to these two manufacturing facilities.

Our San Carlos California facility has soil and groundwater contamination that has been the subject of some remediation. We have entered into an agreement for the sale of our San Carlos real property. The closing of the sale of the property is subject to a number of conditions, including the requirement that we vacate our facilities and obtain regulatory closure of certain permitted equipment located on the property. In connection with the San Carlos property sale agreement, we agreed to relieve Varian Medical Systems of certain of its environmental indemnity obligations to us, and to reimburse Varian Medical Systems for certain potential environmental costs related to our San Carlos property that are not covered by insurance. In addition, we were named as an additional insured on a pollution liability insurance policy obtained by the purchaser of the San Carlos property that is intended to fund the remediation of the contamination of the property to permit hospital and other ‘‘unrestricted’’ uses.

To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at our facilities and responded to environmental claims arising from Varian

Medical Systems (or its predecessor’s) prior operations of the electron devices business. Although we believe that Varian Medical Systems currently has sufficient financial resources to satisfy its environmental indemnity obligations to us, there can be no assurance that Varian Medical Systems will continue to have the financial resources or be willing to comply fully with those obligations, or will continue to perform its obligations. In addition, although we believe that the insurance that has been acquired by the purchaser of our San Carlos property will be sufficient to cover the expected remediation costs and pollution liability associated with that property, there can be no assurance that such insurance proceeds or other sources of recovery will be adequate.

We believe that we have been and are in substantial compliance with environmental laws and regulations and that, subject to Varian Medical Systems fulfilling its environment indemnity obligations to us and the adequacy of the insurance obtained for the remediation of our San Carlos property, we do not expect to incur material costs relating to environmental compliance.

Item 1A.    Risk Factors

Investors should carefully consider the following risks and other information in this report and our other filings with the SEC before deciding to invest in us or to maintain or increase any investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our securities could decline and investors might lose all or part of their investment.

•	We have had historical losses. In fiscal year 2003, we had our first profitable year since fiscal year 1998, and we had a net loss of $1.9 million in fiscal year 2004. Our ability to generate sales and profits is subject to the risks and uncertainties encountered by companies in competitive markets, including many of the factors described elsewhere in this section. In addition, we have historically experienced margin fluctuations from period to period due to variations in the mix of products sold during any period. If we are not able to maintain our current level of gross margin, our business, results of operations and financial condition will be adversely affected.

•	The markets in which we sell our products are competitive, which can result in reduced sales and loss of market share. The domestic and international markets in which we sell our products are competitive. Certain of our competitors have substantially greater resources than we do. In addition, some of our competitors offer a variety of products for applications similar to those of our products. Our ability to compete in these markets depends to a large extent on our ability to provide high quality products with shorter lead times at competitive prices, and our readiness in facilities, equipment and personnel. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced sales and market share or seriously harm our business, results of operations and financial condition.

•	The end markets in which we operate are subject to technological change, and changes in technology could adversely affect our sales. Both our defense and commercial end markets are subject to technological change. Advances in existing technology, or the development of new technology, could adversely affect our business, results of operations and financial condition. Historically, we have relied on a combination of internal research and development and customer-funded activities. To succeed in the future, we must continually engage in effective and timely research and development efforts in order to introduce innovative new products for technologically sophisticated customers and end markets and benefit from activities of our customers. We may not be able to continue to allocate sufficient financial and other resources to our research and development activities or receive customer funding for research and development. If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our business, results of operations and financial condition may suffer.

•	If we are unable to retain key management and other personnel, our business, results of operations and financial condition could be adversely affected. Our future performance is dependent on our ability to attract and retain qualified technical, marketing, sales and managerial personnel. The unanticipated departure of any key member of our management team could have an adverse effect on our business, results of operations and financial condition. In addition, certain management and other personnel involved with the manufacture of some of our products are required to have various levels of security clearance, which is a time intensive process. There is competition for such personnel, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner could have an adverse effect on our business, results of operations and financial condition.

•	A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government that are subject to competition, government regulation, changes in governmental appropriations, national defense policies and risks particular to government contracts. A significant portion of our sales results from, and is expected to continue to result from, contracts with the U.S. Government, either directly or through prime contractors or subcontractors. Over 34%, 37% and 31% of our sales in the 2003, 2004 and 2005 fiscal years, respectively, were made directly or indirectly to the U.S. Government. A significant disruption or decline in U.S. government expenditures in the future, changes in spending priorities, other legislative changes, or a change in our relationship with the U.S. Government would result in a material decrease to our sales, earnings and cash flow. U.S. Government contracts are also conditioned upon continuing congressional approval and the appropriation of necessary funds. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years.

In addition, we are subject to risks particular to companies supplying defense related equipment and services to the U.S. Government. These risks include the ability of the U.S. Government to unilaterally:

•	suspend or debar us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts, including for the convenience of the government or because of a default in our performance of the contract;

•	reduce the value of existing contracts;

•	cancel multi-year contracts or programs;

•	audit our contract related costs and fees, including allocated indirect costs; and

•	control and potentially prohibit the export of our products, technology or other data.

The U.S. Government may review or audit our direct and indirect costs and performance on certain contracts, as well as our accounting and general business practices for compliance with complex statutes and regulations, including the Truth in Negotiations Act, Federal Acquisition Regulations, Cost Accounting Standards, and other administrative regulations. Like most government contractors, the U.S. Government audits our costs and performance on a continual basis and we have outstanding audits. Based on the results of these audits, the U.S. Government may reduce our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government regulations, some of our costs, including certain financing costs, research and development costs, and marketing expenses may not be reimbursable under U.S. Government contracts

As a government contractor, we must comply with and are affected by laws and regulations related to our performance of these contracts and our business. These laws and regulations may impose additional costs on our business. In addition, we are subject to audits, reviews and investigations of our compliance with these laws and regulations. If we are found to have failed to comply with these laws and regulations, then we may be fined, we may not be reimbursed for costs incurred in performing the contracts, our contracts may be terminated, and we may be unable to obtain new contracts. Any of these actions would cause our revenue to decrease. If a government review, audit, or investigation uncovers improper or illegal activities, then we may be subject to civil or criminal penalties and administrative sanctions, including forfeiture of claims and profits, suspension of payments, statutory penalties, fines, and suspension or debarment.

Further, because of our business with the U.S. Government, we may also be subject to ‘‘qui tam,’’ or whistle blower, suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that we submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against us in a qui tam or false claim suit could cause us to be liable for substantial damages (including treble damages and monetary penalties) and could carry penalties of suspension or debarment, which would make us ineligible to receive any U.S. Government contracts for a period of up to three years and could potentially have a material adverse effect on our business, results of operations and financial condition.

Some of the business that we will seek from the U.S. Government in the future likely will be awarded through a competitive bidding process. Competitive bidding on government contracts presents risks that are not common to certain commercial contracts, such as: the need to bid on programs in advance of contract performance, which may result in unforeseen performance issues and costs; significant cost, time an effort to prepare bids and proposals for contracts that we may not be awarded; and the expense and delay that may arise if our competitors protest or challenge the award made to us, which could result in a reprocurement, modified contract, or reduced work.

Many of our government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility clearances. Complex regulations and requirements apply to obtaining and maintaining security clearances and facility clearances. Obtaining security clearance and facility clearance can be a lengthy process. If our employees with security clearances leave our company or are unable to maintain their clearances, or we lose our facility clearances, the U.S. Government could terminate these contracts. To the extent we are not able to obtain or maintain security clearances or facility clearances, we also may not be able to seek or perform future classified contracts. If we are unable to do any of the foregoing, we will not be able to maintain or grow our business and our revenue may decline.

Significant changes to appropriations, spending priorities, or national policy, a disruption of our relationship with the U.S. Government or termination of our U.S. Government contracts would have a material adverse effect on our business, results of operations and financial condition.

•	We generate sales from contracts with foreign governments, and significant changes in policies or to appropriations of those governments could have an adverse effect on our business, results of operations and financial condition. Approximately 19% of our fiscal year 2005 sales were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition.

•	Our international operations subject us to the social, political and economic risks of doing business in foreign countries, any of which could negatively affect our business, results of operations and financial condition. We conduct a substantial portion of our business, employ a substantial number of employees, and use external sales organizations, in Canada and in other countries outside of the United States. Direct sales to customers located outside the United States were 34%, 30% and 33% in fiscal years 2003, 2004, and 2005, respectively. As a result, we are subject to risks of doing business internationally. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following factors:

•	difficulties and costs of staffing and managing international operations;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	changes in currency rates with respect to the U.S. dollar;

•	changes in regulatory requirements;

•	domestic and foreign government policies;

•	potentially adverse tax consequences;

•	restrictions imposed by the U.S. Government on the export of certain products and technology;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	the impact of regional or country specific business cycles and economic instability; and

•	geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, trade relationships and military and political alliances.

Limitations on imports, currency exchange control regulations, transfer pricing regulations and tax laws and regulations could adversely affect our international operations, including the ability of our non-U.S. subsidiaries to declare dividends or otherwise transfer cash among our subsidiaries to pay interest and principal on our debt.

•	We may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad, and the U.S. Congress may prevent proposed sales to foreign customers. Licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. Termination or significant limitation on our ability to export would have an adverse effect on our business, results of operations and financial condition.

•	Our business, results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by us on our contracts and sales orders. The terms of virtually all of our contracts and sales orders require us to perform the work under the contract or sales order for a predetermined fixed price. As a result, we bear the risk of increased or unexpected costs associated with a contract or sales order, which may reduce our profit or cause us to sustain losses. Future increased or unexpected costs on a significant number of our contracts and sales orders could adversely affect our business, results of operations and financial condition.

•	Environmental regulation and legislation, liabilities relating to contamination and changes in our ability to recover under Varian Medical Systems Inc.’s indemnity obligations could adversely affect our business, results of operations and financial condition. We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are classified as hazardous. We require environmental permits to conduct many of our operations. Violation of environmental laws and regulations can result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating. In addition, we may experience releases of certain chemicals or other events, including the discovery of previously unknown contamination, which could cause us to incur material cleanup costs or other damages. We are involved from time to time in legal proceedings involving compliance with environmental requirements applicable to our ongoing operations and may be involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination.

Under the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. and CPI dated June 9, 1995, as amended, Varian Medical Systems retained and has agreed to indemnify us for various environmental liabilities relating to its electron devices business prior to August 1995, with certain exceptions and limitations.

With certain limited exceptions, Varian Medical Systems did not agree to indemnify us with respect to liabilities resulting from our operations after August 1995.

Varian Medical Systems is undertaking the environmental investigation and remedial work at the remaining two of our manufacturing facilities that are known to require remediation, Palo Alto, California and Beverly, Massachusetts. In addition, Varian Medical Systems has been sued or threatened with suit with respect to these manufacturing facilities. Although we believe that Varian Medical Systems currently has sufficient financial resources to satisfy its environmental indemnity obligations to us, there can be no assurance that Varian Medical Systems will continue to have the financial resources or be willing to comply fully with those obligations, or will continue to perform its obligations.

Our San Carlos, California facility, which is under contract for sale and redevelopment, also has preexisting soil and groundwater contamination that has been the subject of some remediation and is expected to undergo additional remediation by the purchaser after the sale closes. In connection with the pending sale of that facility, we released Varian Medical Systems from certain of its environmental indemnity obligations related to that property, although the purchaser of the property has acquired pollution liability insurance that is intended to cover the expected remediation costs of that property associated with the purchaser’s intended use of the property. Although we believe that the proceeds of this insurance will be sufficient to cover the expected remediation costs and pollution liability associated with that property, there can be no assurance that such insurance proceeds or other sources of recovery will be adequate and that we will not be required to contribute funds with respect to such costs and liabilities.

If insurance proceeds or indemnification payments from Varian Medical Systems are unavailable or insufficient to satisfy costs and liabilities from adverse environmental conditions arising from our operations or properties, our business, results of operations and financial condition could be materially and adversely affected.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success. Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely on a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other violation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. In addition, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. Infringement or other violation of intellectual property rights could cause us to incur significant costs and prevent us from selling our products and could have a material adverse effect on our business, results of operations and financial condition.

•	Our inability to obtain certain necessary raw materials and key components could disrupt the manufacture of our products and cause our business, results of operations and financial condition to suffer. We obtain certain raw materials and key components necessary for the manufacture of our products, such as molybdenum, cupronickel, OFHC copper, and some cathodes from a limited group of, or occasionally sole, suppliers. If any of our suppliers fails to meet our needs, we may not have readily available alternatives. Delays in component deliveries, could cause delays in product shipments and require the redesign of certain products. If we are unable to obtain necessary raw materials and key components from our suppliers under favorable purchase terms and on a timely basis, or to develop alternative sources, our ability to manufacture products could be disrupted or delayed, and our business, results of operations and financial condition could suffer.

•	We may not be successful in implementing part of our growth strategy if we are unable to identify and acquire suitable acquisition targets or integrate acquired companies successfully. Finding and consummating acquisitions is one of the components of our growth strategy. Our ability to grow by acquisition depends on the availability of acquisition candidates at reasonable prices and our ability to obtain additional acquisition financing on acceptable terms. We may experience competition in making acquisitions from larger companies with significantly greater resources. We are likely to use significant amounts of cash, issue additional equity securities or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business. There can be no assurance that we will be able to obtain the necessary funds to carry out acquisitions on commercially reasonable terms, or at all.

In addition, future acquisitions could place demands on our management and our operational and financial resources and could cause or result in the following:

•	difficulties in assimilating and integrating the operations, technologies and products acquired;

•	the diversion of our management’s attention from other business concerns;

•	our operating and financial systems and controls being inadequate to deal with our growth;

•	our entering markets in which we have limited or no prior experience; and

•	the potential loss of key employees.

•	Our backlog is subject to modifications and terminations of orders, which could negatively impact our business, results of operations and financial condition. Backlog represents products or services that our customers have committed by contract to purchase from us, including government contracts that are cancelable at will. As of September 30, 2005, we had an order backlog of $193.5 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and consequently, our future revenues. Our failure to replace canceled or reduced backlog could negatively impact our business, results of operations and financial condition..

•	We are in the process of relocating our EIMAC operating division in San Carlos, California to Palo Alto, California, which could result in disruptions to our operations. The relocation of our San Carlos, California operations to Palo Alto, California could result in delayed product deliveries to our customers. This delay could affect our customer relations, which could result in lower sales. As a result of the move, we bear the risk of increased or unexpected costs through reduced production yields.

•	We may not be able to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Beginning in fiscal year 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must perform and report our evaluation of internal controls over financial reporting, and our independent registered public accounting firm must attest to and report on the adequacy of management’s evaluation and the effectiveness of such controls, on an annual basis. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. Because compliance with these requirements is complex and time consuming, there can be no assurance that we will be able to implement the requirements of Section 404 in a timely fashion. In addition, because of the time and expense required to evaluate our internal controls, our independent registered public accounting firm may have limited time before its attestation is required, which may prevent our accountants from being able to adequately test and subsequently to report on our internal controls. If we fail to timely complete our assessment of internal controls, or if our independent registered public accounting firm cannot report on our assessment, we could suffer a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

•	We have a substantial amount of debt and we may incur substantial additional debt in the future, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business. We have a substantial amount of debt and may incur additional debt in the future. As of September 30, 2005, our total consolidated indebtedness was $285 million and we had $35.3 million of additional borrowings available under the Revolver under our Senior Credit Facility (each, as defined in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Credit Facility of CPI’’). Our substantial amount of debt could have important consequences to us and you, including, without limitation, the following:

•	it will require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, which will reduce the funds available for working capital, capital expenditures and other general corporate expenses;

•	it could have the effect of limiting our flexibility in planning for, or reacting to, changes in our business, the markets in which we compete and the economy at large;

•	it could place us at a disadvantage compared to our competitors that have proportionately less debt;

•	it could adversely affect our relationship with customers and suppliers;

•	it could limit our ability to borrow additional funds in the future, if needed, because of applicable financial and restrictive covenants of our indebtedness;

•	it could make it more difficult for us to satisfy our obligations to our noteholders under our outstanding notes and our Senior Credit Facility; and

•	it could make us more vulnerable to interest rate increases because a portion of our borrowings is, and will continue to be, at variable rates of interest.

A default under our debt obligations could result in the acceleration of those obligations. We may not have the ability to fund our debt obligations in the event of such a default. This may adversely affect our ability to operate our business and therefore could adversely affect our results of operations and financial condition. In addition, we may incur substantial additional debt in the future. If current debt levels increase, the related risks that we and you now face will intensify.

•	The agreements and instruments governing our debt contain restrictions and limitations that could limit our flexibility in operating our business. Our Senior Credit Facility and the indentures governing our outstanding notes have a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	sell assets or consolidate or merge with or into other companies;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	issue capital stock of our subsidiaries;

•	incur liens; and

•	enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

In addition, under our Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests, which would result in a default under our Senior Credit Facility. The breach of any covenants or obligations in our Senior Credit Facility and the indentures governing our outstanding notes could result in a default under the applicable debt agreement or instrument and could trigger acceleration of (or the right to accelerate) the related debt. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under our Senior Credit Facility could proceed against the collateral securing that indebtedness. If any of our indebtedness were to be accelerated, it could adversely affect our ability to operate our business or we may be unable to repay such debt, and therefore such acceleration could adversely affect our results of operations and financial condition, and consequently, the price of our common stock.

•	Our ability to generate the significant amount of cash needed to service our debt and to fund capital expenditures or other liquidity needs depends on many factors beyond our control. Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to generate cash and to obtain financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors affecting our industry that are beyond our control. If we do not generate sufficient cash flow from operations, and sufficient future borrowings are not available under our Senior Credit Facility or from other sources of financing, we may not be able to repay our debt or fund capital expenditures or our other liquidity needs. As of September 30, 2005, on a consolidated basis, we had principal repayment obligations of $0 in each of fiscal years 2006, 2007 and 2008, $16 million in fiscal year 2009, $64 million in fiscal year 2010 and $205 million thereafter. Based on our debt obligations at September 30, 2005, our annual debt service costs are approximately $23 million per year.

•	CPI Holdco is a holding company with no operations, and unless it receives distributions, dividends, advances, loans or other payments from its subsidiaries, it will be unable to meet its debt service and other obligations. CPI Holdco is holding company, and we conduct all of our operations through our subsidiaries. CPI Holdco does not have, apart from its ownership of CPI, any independent operations. Accordingly, we will need to receive distributions, dividends, advances, loans or other payments from our subsidiaries or raise additional financing in order to service our debt and meet our other obligations. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us in the form of distributions, dividends, advances, loans or otherwise. Furthermore, the ability of our subsidiaries to make dividends and distributions to us is restricted by the terms of our Senior Credit Facility and the indenture governing CPI’s 8% Senior Subordinated Notes due 2012 (the ‘‘8% Notes’’). Our subsidiaries are permitted under the terms of our Senior Credit Facility and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. These restrictions or prohibitions may preclude our subsidiaries from providing us with sufficient dividends, distributions, or loans to fund scheduled interest and principal payments on our outstanding debt when due.

•	Our outstanding notes and our Senior Credit Facility are subject to change of control provisions. We may not have the ability to raise funds necessary to fulfill our obligations under our debt following a change of control, which would place us in default thereunder. We may not have the ability to raise the funds necessary to fulfill our obligations under our outstanding notes and our Senior Credit Facility following a change of control. Under the indentures governing our notes, upon the occurrence of specified change of control events, we are required to offer to repurchase the notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of our notes. In addition, a change of control under our Senior Credit Facility would result in an event of default thereunder and permit the acceleration of the outstanding obligations under the Senior Credit Facility.

•	We are controlled by Cypress. Cypress controls us and may have conflicts of interest with us or our own investors in the future. Cypress beneficially owns approximately 81% of the outstanding shares of common stock of CPI Holdco, on a fully diluted basis. As a result, Cypress has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or holders of the notes believe that any such transaction is in their own best interests. Cypress may also have an interest in causing us to pursue acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions may involve risks to other stockholders or noteholders.

Item 2.    Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,165,000 square feet, of which approximately 2,950 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/Subleased		Segments Using the Property
San Carlos, California	322,000	(a)	—		VED
Beverly, Massachusetts	169,385	(b)	—		VED
Georgetown, Ontario, Canada	126,000		21,975		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California	—		369,500		VED and satcom equipment
Palo Alto, California	—		49,100	(c)	VED
Mountain View, California	—		42,470		VED
Various locations	—		18,249	(d)	VED and satcom equipment

(a)	As discussed in Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ this property is subject to a contract for sale, and the sale is expected to close in fiscal year 2007.

(b)	The Beverly, Massachusetts square footage also includes approximately 2,950 square feet leased to two tenants.

(c)	This facility is subleased from Varian, Inc. Varian, Inc. subleases the land from Varian Medical Systems, Inc. and Varian Medical Systems subleases the land from Stanford University.

(d)	Leased facilities occupied entirely by our field sales and service organizations.

The lenders under our Senior Credit Facility have a security interest in certain of our interests in the real property that we own and lease.

Our headquarters and one principal complex, including one of our manufacturing facilities, located in Palo Alto, California are subleased from Varian Medical Systems or one of its affiliates or former affiliates. Therefore, our occupancy rights are dependent on the tenant’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by us of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of our business operations.

Item 3.    Legal Proceedings

We may be involved from time to time in various legal proceedings and various cost accounting and other government pricing claims. As of September 30, 2005 we were not involved in any legal proceeding that individually or in the aggregate could have a significant effect on our business, financial condition, results of operation or liquidity. Varian Medical Systems, Inc. is obligated to indemnify us against certain liabilities arising from litigation and governmental claims pertaining to its Electron Devices Business prior to August 1995, with certain exceptions and limitations. Accordingly, management believes that litigation and governmental claims pending against Varian Medical Systems and relating to the Electron Devices Business prior to August 1995 will not have a material adverse effect on our financial condition or results of operations. For more information, see Item 1, ‘‘Business — Environmental Matters’’.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the common stock of CPI Holdco is held by Cypress Merchant Banking Partners, L.P. and its affiliates and certain of our directors, and there is no trading market for the common stock of CPI Holdco, Inc. For more information, see Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.’’ As of December 9, 2005, there were six holders of common stock of CPI Holdco. See Item 11, ‘‘Executive Compensation’’ for a discussion of Securities Authorized for Issuance Under Equity Compensation Plans.

CPI Holdco paid a special cash dividend of approximately $75.8 million in the aggregate, and $17.0 million, in the aggregate, to holders of its common stock in February 2005 and December 2005, respectively. For additional information, see Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’ CPI Holdco did not pay any cash dividends on its common stock in fiscal year 2004. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any additional cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of CPI, our wholly-owned subsidiary, to pay dividends or make cash payments or advances to us. The indenture governing the 8% Notes imposes restrictions on CPI’s ability to make distributions to us, and the agreements governing our Senior Credit Facility generally do not permit CPI to make distributions to us for the purpose of paying dividends to our stockholders. In addition, the indenture governing CPI Holdco’s Floating Rate Senior Notes due 2015 (the ‘‘FR Notes’’) also imposes restrictions on CPI Holdco’s ability to pay dividends or make distributions to its stockholders. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the Delaware General Corporation Law, which provides that dividends are only payable out of surplus or current net profits.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

FIVE-YEAR SELECTED FINANCIAL DATA (In Thousands)

	Fiscal Year 2001 (Predecessor)	Fiscal Year 2002 (Predecessor)	Fiscal Year 2003 (Predecessor)	16-Week Period Ended January 22, 2004 (Predecessor)	36-Week Period Ended October 1, 2004 (Successor)	Fiscal Year 2005 (Successor)
Statement of Operations Data:
Sales	$272,521	251,245	265,434	79,919	202,266	320,732
Cost of sales	223,332	192,189	183,957	56,189	135,672	215,680
Amortization of acquisition-related inventory write-up (1) (2)	—	—	—	—	5,500	351
Gross profit	49,189	59,056	81,477	23,730	61,094	104,701
Operating expenses	44,352	41,723	40,449	12,585	29,031	54,094
Merger expenses (1)	—	—	—	6,374	—	—
Amortization of acquisition-related intangible assets (1)	—	—	—	—	13,498	7,487
Acquired in-process research and development (1)	—	—	—	—	2,500	—
(Gain) loss on sale of Solid State Products Division (3)	—	3,004	(136)	—	—	—
Operating income	4,837	14,329	41,164	4,771	16,065	43,120
Interest expense, net	20,734	16,508	14,540	8,902	10,518	20,310
Income tax expense	2,950	4,554	10,076	439	2,899	9,138
Net income (loss)	$(18,847)	(6,733)	16,548	(4,570)	2,648	13,672
Other Data:
EBITDA (4)	$18,183	28,666	47,457	6,549	32,816	57,297
Certain Non-Cash Charges:
Depreciation and amortization (6)	13,346	11,304	6,293	1,778	16,751	14,177
Stock-based compensation expense	—	—	1,010	1,289	—	6,985
Amortization of deferred debt issuance costs	1,987	1,629	1,383	2,285	743	1,304
Capital expenditures (7)	5,788	3,378	3,067	459	3,317	17,131
Balance Sheet Data:
Working capital	$22,048	1,101	17,241		72,385	65,400
Total assets	204,067	156,189	181,968		431,207	455,882
Long-term debt and redeemable preferred stock	148,569	128,693	128,907		210,606	284,231
Total stockholders' equity (deficit)	(57,608)	(73,104)	(65,445)		107,594	52,667

(1)	In fiscal year 2004, as a result of the Merger, we incurred charges for the amortization of inventory write-up and intangible assets, merger expenses and a write-off of in-process research and development. In fiscal year 2005, as a result of the Merger, we incurred charges for the amortization of intangible assets.

(2)	In fiscal year 2005, we incurred charges for the amortization of inventory write-up for the Econco acquisition.

(3)	On September 26, 2002, we sold the Solid State Products Division. The net pretax loss of $3.0 million in fiscal year 2002 included approximately $2.5 million for the write-off of goodwill.

(4)	EBITDA represents earnings before provision for income taxes, interest expense, net and depreciation and amortization. We believe that GAAP-based financial information for highly leveraged businesses, such as ours, should be supplemented by EBITDA so that investors better understand our financial information in connection with their analysis of our business. The following demonstrates and forms the basis for such belief: (i) EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance, (ii) our Senior Credit Facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by the management to facilitate internal comparisons to competitors’ results and our industry in general and (v) the payment of bonuses to certain members of management is contingent upon, among other things, the satisfaction by CPI Holdco of certain targets, which contain EBITDA as a component. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for, net income (loss), cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

The	following table reconciles net income (loss) to EBITDA ($ in thousands).

	Fiscal Year 2001 (Predecessor)	Fiscal Year 2002 (Predecessor)	Fiscal Year 2003 (Predecessor)	16-Week Period Ended January 22, 2004 (Predecessor)	36-week Period Ended October 1, 2004 (Successor)	2004 (Pro Forma)(5)	2005 (Successor)
Net income (loss)	$(18,847)	$(6,733)	$16,548	$(4,570)	$2,648	$(1,922)	$13,672
Depreciation and amortization(6)	13,346	11,304	6,293	1,778	16,751	18,529	14,177
Interest expense, net	20,734	16,508	14,540	8,902	10,518	19,420	20,310
Income tax expense	2,950	4,554	10,076	439	2,899	3,338	9,138
Write-off of goodwill	—	2,525	—	—	—	—	—
Impairment of property, plant and equipment	—	508	—	—	—	—	—
EBITDA	$18,183	$28,666	$47,457	$6,549	$32,816	$39,365	$57,297

The EBITDA amounts presented above contain certain charges that are not anticipated to recur regularly in the ordinary course of business, as described in the following table ($ in thousands):

	Fiscal Year 2001 (Predecessor)	Fiscal Year 2002 (Predecessor)	Fiscal Year 2003 (Predecessor)	16-Week Period Ended January22, 2004 (Predecessor)	36-week Period Ended October 1, 2004 (Successor)	Fiscal Year 2004 (Pro Forma)(5)	Fiscal Year 2005 (Successor)
Consolidation costs(a)	$7,074	$922	$—	$—	$—	$—	$—
Gain on sale of building(b)	(887)	—	—	—	—	—	—
Loss (gain) on sale of Solid State Products Division(c)	—	479	(136)	—	—	—	—
Other income(d)	—	—	(267)	—	—	—	—
Stock compensation expense(e)	—	—	1,010	1,289	—	1,289	—
Amortization of acquisition-related inventory write-up(f)	—	—	—	—	5,500	5,500	351
Merger expenses(g)	—	—	—	6,374	—	6,374	—
Acquired in-process research and development(h)	—	—	—	—	2,500	2,500	—
Compensation expense from performance-based stock options(i)	—	—	—	—	—	—	6,985
Move related expenses(j)	—	—	—	—	—	—	1,790

(a)	Represents consolidation costs associated with moving our Satcom operations from Palo Alto, California to Georgetown, Ontario, Canada.

(b)	Represents a gain on the sale of a building at our Beverly, Massachusetts location.

(c)	In fiscal year 2002, represents a loss on the sale of our Solid State Products Division. In fiscal year 2003, represents a payment received by us related to the sale of the Solid State Products Division.

(d)	Represents a gain related to the demutualization of employee benefit plans.

(e)	In fiscal year 2003, represents compensation expense for stock subsequently determined to have been sold at less than fair value of $790, and compensation expense for stock options subsequently determined to have been issued at less than fair value of $220. In fiscal year 2004, represents additional compensation expense of $1,289 from the same stock options issued in fiscal year 2003, and whose vesting was accelerated with the Merger.

(f)	In fiscal year 2004, represents a non-cash charge related to purchase accounting for the Merger. In fiscal year 2005, represents a non-cash charge related to purchase accounting for the acquisition of Econco.

(g)	Represents expenses incurred by the Predecessor in connection with the Merger.

(h)	Represents a non-cash charge related to purchase accounting for the Merger.

(i)	Represents a non-cash charge related to performance-based stock options, including $2,820 from the acceleration of vesting of performance-based stock options that were expected to vest in fiscal years 2006, 2007 and 2008 assuming that the performance criteria would have been achieved. This charge is not expected to recur, as all performance-based stock options are now vested.

(j)	Represents expenses and move-related inefficiencies related to the relocation of our San Carlos operation to Palo Alto, California and Mountain View, California.

(5)	Represents the combined pro forma results of CPI Holdco for the 36-week period ended October 1, 2004 and the Predecessor for the 16-week period ended January 22, 2004. Since the basis of accounting for CPI Holdco and the Predecessor are not the same, the combined pro forma results are not in accordance with GAAP. However, we are presenting this information because we believe it is useful for investors.

(6)	Depreciation and amortization excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(7)	In fiscal year 2005, includes $13.1 million of non-recurring expenditures related to the relocation of our San Carlos operation to Palo Alto, California and Mountain View, California.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2005 comprised the 52-week period ending September 30, 2005; fiscal year 2004 comprised the 16-week period ended January 22, 2004 and the 36-week period ending October 1, 2004; and fiscal year 2003 comprised the 53-week period ended October 3, 2004. The following discussion reflects the consolidated results of the Predecessor and its subsidiaries for periods ending prior to January 23, 2004 and for CPI Holdco and its subsidiaries on or subsequent to January 23, 2004, after giving effect to the Merger. Financial results for fiscal year 2004 represent the combined pro forma results of the Predecessor for the 16-week period ended January 22, 2004 and CPI Holdco for the 36-week period ended October 1, 2004. The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of the Predecessor and CPI Holdco.

Overview

We are a leading provider of microwave and radio frequency solutions for critical defense, communications, medical, scientific and other applications. Our products include high power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems, and other related products. We discuss our business in terms of our end markets—the radar, electronic warfare, medical, communications, industrial and scientific markets—in order to more clearly describe our business to our investors. However, we are internally organized into six operating divisions, differentiated based on products. For financial reporting purposes, we have two reportable segments: VED and satcom equipment. Our VED segment consists of five of our operating divisions and our satcom equipment segment consists of one division.

Econco Acquisition

On October 8, 2004, we purchased all of the outstanding stock of Econco Broadcast Service, Inc. of Woodland, California for cash consideration of approximately $18.3 million. Econco is a provider of rebuilding service for high power microwave devices, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new device.

The Merger

On January 23, 2004, CPI Holdco acquired the Predecessor pursuant to the Merger. The Merger essentially resulted in the recapitalization of the Predecessor but did not impact our underlying operations. In connection with the Merger, the Predecessor and CPI (which was, at such time, the direct wholly-owned subsidiary of the Predecessor) refinanced all of their outstanding indebtedness and CPI redeemed all of its outstanding preferred stock. As a result of the Merger, the assets acquired and liabilities assumed were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. The revised fair values impacted our results of operations subsequent to the Merger and their comparability to the results of operations of the Predecessor.

Orders

Our orders recorded during fiscal year 2005 increased compared to fiscal year 2004. Our customer sales contracts are recorded as orders when we accept written customer purchase orders or contracts. Customer purchase orders with an undefined delivery schedule, or blanket purchase orders, are not reported as orders until the delivery date is determined. Our government sales contracts are not reported as orders until we have been notified that the contract has been funded. Order cancellations or terminations are recorded as order reductions.

Our orders by market for fiscal years 2005 and 2004 are summarized as follows (dollars in millions):

	Fiscal Year 2005		Fiscal Year 2004
		Percentage of Total Orders		Percentage of Total Orders	Increase (Decrease)
	Amount		Amount		Amount	Percentage
Radar	$109.5	33%	$102.9	36%	$6.6	6%
Electronic Warfare	25.9	8%	30.2	11%	(4.3)	(14)%
Medical	52.0	15%	41.0	14%	11.0	27%
Communications	116.8	35%	84.2	29%	32.6	39%
Industrial	21.9	7%	18.5	6%	3.4	18%
Scientific	6.3	2%	10.0	4%	(3.7)	(37)%
Total Orders	$332.4	100%	$286.8	100%	$45.6	16%

Our Econco acquisition represents $11.8 million of the increase in our orders from fiscal year 2004 to fiscal year 2005, while the remaining $33.8 million increase was due to growth from existing business. During fiscal year 2005, approximately $5 million of communications, industrial and medical orders were accelerated by several customers in anticipation of planned manufacturing disruptions due to the relocation of our Eimac division from the San Carlos, California facility to our Palo Alto, California facility. Explanations for the order increase or decrease by market from fiscal year 2004 to fiscal year 2005 are as follows:

•	Radar: The increase in radar orders was primarily due to the timing of order receipts and orders for Econco products.

•	Electronic Warfare: The decrease in electronic warfare orders was primarily due to a large order in fiscal year 2004 for a foreign military end customer that did not recur in fiscal year 2005.

•	Medical: The increase in medical orders was primarily due to the continued strength in orders for high power microwave devices used in cancer therapy and x-ray generator systems and power supply products used in x-ray imaging systems.

•	Communications: The increase in communications orders was attributable to the strong requirements for satellite communication products for direct-to-home broadcast applications and the international communications market, orders for Econco products, and a large order from an international customer for high power microwave devices that are used for terrestrial microwave communications.

•	Industrial: The increase in industrial orders was primarily attributable to orders for Econco products, partially offset by lower demand for high power microwave devices for semiconductor equipment companies.

•	Scientific: The decrease in scientific orders was primarily attributable to the receipt of a $3.8 million order in fiscal year 2004 for high frequency, high power gyrotrons for fusion research, which did not recur in fiscal year 2005. Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period.

Incoming order levels fluctuate significantly on a quarterly or annual basis and a particular quarter or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Results of Operations

The following table sets forth our historical results of operations for each of the periods indicated:

	Fiscal Year 2005		Fiscal Year 2004(1)		Fiscal Year 2003
	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales
Sales	$320,732	100.0%	282,185	100.0%	265,434	100.0%
Cost of sales	215,680	67.3	191,861	68.0	183,957	69.3
Amortization of acquisition-related inventory write-up	351	0.1	5,500	1.9	—	—
Gross profit	104,701	32.6	84,824	30.1	81,477	30.7
Research and development	7,218	2.3	7,453	2.6	6,860	2.6
Selling and marketing	18,547	5.8	15,434	5.5	15,650	5.9
General and administrative	28,329	8.8	18,729	6.6	17,939	6.8
Merger expenses	—	—	6,374	2.3	—	—
Amortization of acquisition-related intangibles	7,487	2.3	13,498	4.8	—	—
Acquired in-process research and development	—	—	2,500	0.9	—	—
Gain on sale of Solid State Products Division	—	—	—	—	(136)	(0.1)
Operating income	43,120	13.4	20,836	7.4	41,164	15.5
Interest expense, net	20,310	6.3	19,420	6.9	14,540	5.5
Income before taxes	22,810	7.1	1,416	0.5	26,624	10.0
Income tax expense	9,138	2.8	3,338	1.2	10,076	3.8
Net income (loss)	13,672	4.3%	(1,922)	(0.7)%	16,548	6.2%
Other Data:
EBITDA(2)	$57,297	17.9%	$39,365	14.0%	47,457	17.9%

(1)	Represents the combined pro forma results of CPI Holdco for the 36-week period ended October 1, 2004 and for the Predecessor for the 16-week period ended January 22, 2004. Since the basis of accounting for CPI Holdco and the Predecessor are not the same, the combined pro forma results are not in accordance with U.S. generally accepted accounting principles. However, we are presenting this information because we believe it is useful for investors.

(2)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because they assist in analyzing and benchmarking the performance of our business. Although management uses EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for, net income (loss), cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP. For a reconciliation of net income (loss) to EBITDA, see footnote 4 under Item 6, ‘‘Selected Financial Data’’.

Fiscal Year 2005 Compared to Fiscal Year 2004

Sales:    The following table compares total sales by market for fiscal years 2005 and 2004 (dollars in millions):

	Fiscal Year 2005		Fiscal Year 2004
		Percentage of Total Sales		Percentage of Total Sales	Increase (Decrease)
	Amount		Amount		Amount	Percentage
Radar	$109.4	34%	$112.1	40%	$(2.7)	(2)%
Electronic Warfare	27.7	9%	23.8	8%	3.9	16%
Medical	50.7	16%	41.6	15%	9.1	22%
Communications	101.4	31%	74.8	27%	26.6	36%
Industrial	23.1	7%	20.2	7%	2.9	14%
Scientific	8.4	3%	9.7	3%	(1.3)	(13)%
Total Sales	$320.7	100%	$282.2	100%	$38.5	14%

Sales for fiscal year 2005 of $320.7 million were $38.5 million, or 14%, higher than fiscal year 2004 sales of $282.2 million. The sales increase was primarily related to increases in the communications and medical markets. The Econco acquisition represents $12.2 million of the sales increase, while the remaining increase of $26.3 million was due to growth from our existing business. During fiscal year 2005, approximately $5 million of communications, industrial and medical sales were accelerated by several customers in anticipation of planned manufacturing disruptions due to the relocation of our Eimac division from the San Carlos, California facility to our Palo Alto, California facility.

The communications sales increase was primarily due to increased shipment of satcom products both domestically and internationally; including direct-to-home broadcast amplifiers, high power microwave technology communication products and additional sales from the Econco operation. The medical sales increase was due to increased shipments of high power microwave devices used in cancer therapy and magnetic resonance imaging systems, and x-ray generator systems and power supply products used in x-ray imaging systems.

Gross Profit:    Gross profit of $104.7 million for fiscal year 2005 was $19.9 million higher than the prior year’s level of $84.8 million. The increase in gross profit was primarily due to higher sales volume in fiscal year 2005 and Merger purchase accounting charges of $5.5 million for amortization of acquisition-related inventory write-up in fiscal year 2004.

Research and Development:    Research and development expenses of $7.2 million, or 2.3% of sales, for fiscal year 2005 were $0.3 million lower than fiscal year 2004 due to less time spent on research and development projects and more time spent on customer-funded development sales contracts, which costs are classified in cost of sales.

Selling and Marketing:    Selling and marketing expenses of $18.5 million, or 5.8% of sales, for fiscal year 2005 increased from the $15.4 million, or 5.5% of sales, for fiscal year 2004. The increase in selling and marketing expenses in fiscal year 2005 was primarily due to additional selling costs to support the increase in sales volume, including for the Econco operation, which represented $1.1 million of the increase in fiscal year 2005.

General and Administrative:    General and administrative expenses of $28.3 million, or 8.8% of sales, for fiscal year 2005 were $9.6 million higher than the $18.7 million, or 6.6% of sales, for fiscal year 2004. During fiscal year 2005, we incurred stock-based compensation expense of $7.0 million, incremental costs for the Econco operation of $1.1 million, and moving costs of $1.0 million associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California.

Fiscal year 2005 includes $7.0 million of stock-based compensation expense for performance stock options and fiscal year 2004 includes $1.3 million of stock-based compensation expense for stock options issued at a value that was subsequently determined to be less than fair value. In September 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding performance options. The purpose of the acceleration was to reward management for its performance. Fiscal year 2005 stock-based compensation expense includes $2.8 million from the acceleration of vesting of performance stock options that were expected to vest in fiscal years 2006, 2007 and 2008 assuming that the performance criteria would have been achieved.

Merger Expenses:    Merger expenses of $6.4 million for fiscal year 2004 were primarily made up of investment banking fees, legal expenses, transaction bonuses, and transaction fees paid pursuant to the management services agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of substantially all of the common stock of the Predecessor.

Amortization of Acquisition-Related Intangibles:    Amortization of acquisition-related intangibles of $7.5 million for fiscal year 2005 was $6.0 million lower than for fiscal year 2004. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets. Customer backlog was fully amortized in January 2005 while the other acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Acquired In-Process Research and Development:    Acquired in-process research and development expense of $2.5 million for fiscal year 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date.

Interest Expense, net:    Interest expense, net of $20.3 million for fiscal year 2005 was $0.9 million higher than the $19.4 million for fiscal year 2004. The increase in interest expense in fiscal year 2005 was primarily due to additional interest expense for the FR Notes issued on February 22, 2005, and was partially offset by fiscal year 2004 interest costs associated with the early redemption of the Predecessor’s 12% Senior Subordinated Notes (‘‘12% Notes’’) and the write-off of capitalized debt issue costs related to outstanding debt at the time of the Merger.

Income Tax Expense:    We recorded income tax expense of $9.1 million for fiscal year 2005 compared to income tax expense of $3.3 million for fiscal year 2004. The effective income tax rates were 40% and 236% for fiscal year 2005 and 2004, respectively. The increase in income tax expense is primarily due to higher taxable income in fiscal year 2005. Taxable income for fiscal year 2004 included non-deductible acquired in-process research and development and other purchase accounting charges related to the Merger.

Net Income (Loss):    We recorded net income of $13.7 million for fiscal year 2005, an increase of $15.6 million compared to net loss of $1.9 million for fiscal year 2004. Higher net income for the fiscal year 2005 compared to fiscal year 2004 is primarily due to higher gross profit due to increased sales in fiscal year 2005, partially offset by higher income tax expense recorded in fiscal year 2005, and Merger expenses in fiscal year 2004.

EBITDA:    EBITDA for fiscal year 2005 was $57.3 million, an increase of $17.9 million compared to $39.4 million for fiscal year 2004. The increase in EBITDA from fiscal year 2004 to 2005 resulted primarily from higher gross profit due to higher sales in fiscal year 2005 and expenses in fiscal year 2004 for the write-off of acquired in-process research and development and merger expenses that did not occur in fiscal year 2005. For a reconciliation of net income (loss) to EBITDA, see footnote 4 under Item 6 ‘‘Selected Financial Data.’’

Fiscal Year 2004 Compared to Fiscal Year 2003

Sales:    The following table compares total sales by market for fiscal years 2004 and 2003 (dollars in millions):

	Fiscal Year 2004		Fiscal Year 2003
		Percentage of Total Sales		Percentage of Total Sales	Increase (Decrease)
	Amount		Amount		Amount	Percentage
Radar	$112.1	40%	$102.6	39%	$9.5	9%
Electronic Warfare	23.8	8%	22.5	9%	1.3	6%
Medical	41.6	15%	38.2	14%	3.4	9%
Communications	74.8	27%	82.5	31%	(7.7)	(9)%
Industrial	20.2	7%	11.3	4%	8.9	79%
Scientific	9.7	3%	8.3	3%	1.4	17%
Total Sales	$282.2	100%	$265.4	100%	$16.8	6%

Sales for fiscal year 2004 of $282.2 million were $16.8 million, or 6%, higher than fiscal year 2003 sales of $265.4 million. The sales increase was primarily related to increases in the radar and industrial markets. The increase in radar sales was primarily due to increased shipments of high power microwave devices to the Department of Defense. The increase in industrial sales was due to strong demand for semiconductor products. The decrease in communication sales for fiscal year 2004 can be attributed to the timing of deliveries of direct-to-home broadcast products combined with continued moderate spending by non-broadcast communication companies.

Gross Profit:    Gross profit of $84.8 million for fiscal year 2004, was $3.3 million higher than the prior year’s level of $81.5 million. The increase in gross profit was primarily due to higher shipment volume and a favorable mix of product shipments with higher pricing as well as manufacturing volume efficiencies and was partially offset by the $5.5 million purchase accounting charge related to the write-up of inventory resulting from the Merger.

Research and Development:    Research and development expenses of $7.5 million, or 2.6% of sales, for fiscal year 2004 were $0.6 million higher than fiscal year 2003. The increase in research and development expenses for fiscal year 2004 was primarily attributable to additional development efforts on products for the radar and medical markets.

Selling and Marketing:    Selling and marketing expenses of $15.4 million, or 5.5% of sales, for fiscal year 2004 decreased slightly from the $15.7 million, or 5.9% of sales, for fiscal year 2003. The decrease in selling and marketing expenses was primarily due to lower sales representative commissions for fiscal year 2004 compared to fiscal year 2003 due to changes in sales mix.

General and Administrative:    General and administrative expenses of $18.7 million, or 6.6% of sales, for fiscal year 2004 were $0.8 million higher than the $17.9 million, or 6.8% of sales, for fiscal year 2003. The increase in general and administrative expense for fiscal year 2004 can primarily be attributed to expenses incurred to evaluate acquisition candidates and stock compensation expense due to the acceleration of stock option vesting in connection with the Merger.

Merger Expenses:    Merger expenses of $6.4 million for fiscal year 2004 were primarily made up of investment banking fees, legal expenses, transaction bonuses, and transaction fees paid pursuant to the management services agreement with Leonard, Green & Partners, L.P., an affiliate of the former holder of a majority of the common stock of the Predecessor.

Amortization of Acquisition-Related Intangibles:    Amortization of acquisition-related intangibles of $13.5 million for fiscal year 2004 represents charges of $12.1 million for customer backlog and $1.4 million for technology amortization. Customer backlog was fully amortized in January 2005, while technology continues to be amortized over periods of up to 50 years.

Acquired In-Process Research and Development:    Acquired in-process research and development expense of $2.5 million for fiscal year 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the Merger closing date.

Gain on Sale of Solid State Products Division:    The $0.1 million gain on the sale of our solid state products division for fiscal year 2003 represents principal payments on the unsecured promissory note due from KMIC Technology Inc. for the purchase of our solid state products division. Due to the uncertainty of ultimate collection on the promissory note, the gain was recognized when the cash payments were received.

Interest Expense, net:    Interest expense, net of $19.4 million for fiscal year 2004 was $4.9 million higher than the $14.5 million for fiscal year 2003. Interest expense for fiscal year 2004 included incremental expenses of $4.6 million associated with the redemption and termination of Predecessor debt. Since refinancing outstanding indebtedness at the Merger closing date, interest expense remained consistent with prior years’ levels. The cost of maintaining higher debt levels for the Successor was partially offset by lower interest rates.

Income Tax Expense:    We recorded income tax expense of $3.3 million for fiscal year 2004 compared to income tax expense of $10.1 million for fiscal year 2003. The effective income tax rates were 236% and 38% for fiscal year 2004 and 2003, respectively. The increase in the effective income tax rate for fiscal year 2004 was primarily due to non-deductible acquired in-process research and development and other purchase accounting charges related to the Merger.

Net Income (Loss):    We recorded a net loss of $1.9 million for fiscal year 2004, a decrease of $18.4 million compared to net income of $16.5 million for fiscal year 2003. Net income was lower for fiscal year 2004 primarily due to Merger-related expenses and amortization charges, which were partially offset by favorable gross margin performance and lower income tax expense.

EBITDA:    EBITDA for fiscal year 2004 was $39.4 million, a decrease of $8.1 million compared to $47.5 million for fiscal year 2003. The decrease in EBITDA resulted primarily from purchase accounting charges of $5.5 million for inventory write-up and $2.5 million for acquired in-process research and development, and $6.4 million for merger expenses. The effect of these Merger-related items was offset in part by improved gross margins for fiscal year 2004 compared to fiscal year 2003 due to higher shipment volume and a favorable mix of product shipments with higher pricing as well as manufacturing volume efficiencies. For a reconciliation of net income (loss) to EBITDA, see footnote 4 under Item 6 ‘‘Selected Financial Data.’’

Liquidity and Capital Resources

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements including debt service, internal growth and acquisitions, through a combination of cash flows from our operations and borrowings under our Senior Credit Facility. Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

As of September 30, 2005, we had availability of $35.3 million under the Revolver under the Senior Credit Facility. We believe that cash and cash equivalents on hand, cash expected to be generated from operations and borrowing capability under our senior credit facilities will be sufficient to meet our currently anticipated cash requirements during fiscal year 2006. Thereafter, our ability to fund our cash requirements and to comply with the financial covenants under our debt agreements will depend on our results of future operations, performance and cash flows and will be subject to uncertainties in the markets in which we compete and other factors, many of which are beyond our control.

Historical operating, financing and investing activities

As of September 30, 2005, we had cash equivalents of $26.5 million compared to $40.5 million as of October 1, 2004. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities.

Operating Activities:    For fiscal year 2005, net cash provided by operating activities was $31.3 million compared to $18.8 million for fiscal year 2004. The $12.5 million increase in net cash from operating activities for fiscal year 2005 compared to fiscal year 2004 was primarily due to higher net income, excluding non-cash charges, in fiscal year 2005. The fiscal year 2005 cash flow increases from higher accrued expenses and accounts payable was essentially offset by increases in inventory. The increase in accrued expenses was primarily due to accruals for capital expenditures in connection with the relocation of the San Carlos production facility to Palo Alto, California and employee bonus and incentive accruals. The increase in inventory, and related accounts payable, was due to expected increases in the volume of customer shipments in the first half of fiscal year 2006. Working capital of $65.4 million at September 30, 2005 was $7.0 million lower than the working capital balance of $72.4 million at October 1, 2004. The primary reason for the reduction of working capital during fiscal year 2005 was the use of cash to pay for capital expenditures related to the relocation of the San Carlos production facility to Palo Alto, California.

Cash provided by operating activities was $18.8 million for fiscal year 2004, compared to $34.5 million for fiscal year 2003. The $15.7 million decrease in net cash provided by operating activities for fiscal year 2004 compared to fiscal year 2003 is primarily due to Merger and Merger-related expenses incurred in fiscal year 2004 and changes in inventory, accounts payable and accrued expenses. The reduction in cash flow in fiscal year 2004 was due, in part, to more favorable changes in inventory, accounts payable and accrued expenses in fiscal year 2003 than 2004.

Investing Activities:    For fiscal year 2005, net cash used in investing activities was $35.7 million compared to $103.9 million for fiscal year 2004. Investing activities for fiscal year 2005 include $18.3 million for the purchase of Econco and $17.1 million for capital expenditures, including $13.1 million for capital equipment, building and land lease improvements related to the relocation of the San Carlos production facility to Palo Alto, California. Investing activities for fiscal year 2004 consist primarily of the purchase of the Predecessor in connection with the Merger. Net cash used in investing activities was $103.9 million for fiscal year 2004, compared to $2.9 million in fiscal year 2003. Net cash used in investing activities for fiscal year 2004 included $113.1 million used to acquire the Predecessor, which was offset by the receipt of $13.5 million as an advance payment for the sale of our San Carlos property. Investment in property, plant and equipment for fiscal year 2004 was similar to such investment in fiscal year 2003.

Financing Activities:    For fiscal year 2005, net cash used in financing activities was $9.6 million compared to net cash provided by financing activities of $105.7 million for fiscal year 2004. Financing activities for fiscal year 2005 consist primarily of a $75.8 million special cash dividend to stockholders of CPI Holdco, $9.6 million repayments on CPI’s senior Term Loan, and $3.5 million of debt issue costs incurred to issue the FR Notes, partially offset by $79.2 million of proceeds from the issuance of FR Notes. The Term Loan repayments included $3.9 million of required annual repayments and an optional prepayment of $5.7 million. Net cash provided by financing activities was $105.7 million for fiscal year 2004, compared to net cash used in financing activities of $0.5 million for fiscal year 2003. Financing activities for fiscal year 2004 include approximately $315 million of cash proceeds from the issuance of debt and equity that was used to purchase the Predecessor, which was partially offset by the extinguishment of $199 million of Predecessor debt and preferred stock and $9.7 million in debt issue costs.

Senior Credit Facility of CPI

In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005 and April 13, 2005 (the ‘‘Senior Credit Facility’’). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (‘‘Revolver’’), which expires on January 23, 2010, and an $89.6 million term loan (which was reduced from the original $90.0 million amount) (‘‘Term Loan’’), which expires on July 23, 2010. Upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $75 million. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

The Revolver borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (‘‘ABR’’) plus 1.75% per annum. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of September 30, 2005 (1) the Term Loan borrowing consisted of one tranche of $80 million with interest payable on November 14, 2005, at 6.03% per annum and (2) a Revolving commitment of $4.7 million for letter of credit exposure; with Letter of Credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

The Senior Credit Facility requires 1.0% of the original Term Loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. CPI is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI Holdco, CPI or any of CPI’s subsidiaries; (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI Holdco, CPI or any of CPI’s subsidiaries, (3) all such proceeds paid to CPI Holdco, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI Holdco.

CPI is also required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of Excess Cash Flow (‘‘ECF’’), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to, but not including, the September 30, 2009 scheduled principal installment. Based on a forecasted calculation of ECF, CPI does not anticipate that it will be required to make an ECF payment for the fiscal year ending September 30, 2005, due to the optional prepayment made in March 2005 in excess of the ECF payment calculation.

CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary ‘‘breakage’’ costs with respect to LIBOR loans. On March 31, 2005, CPI made an optional prepayment of $5.7 million, in addition to the quarterly scheduled Term Loan amortization payment. The optional prepayment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to June 30, 2009, with the balance applied to the September 30, 2009 installment.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI Holdco, CPI and CPI's subsidiaries: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI Holdco must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI Holdco and its subsidiaries. As of September 30, 2005, CPI and CPI Holdco were in compliance with all Senior Credit Facility financial covenants.

Subject in certain cases to applicable notice provisions and grace periods, events of default under the Senior Credit Facility include, among other things: failure to make payments when due; breaches of representations and warranties in the documents governing the Senior Credit Facility; non-compliance by CPI Holdco, CPI and/or CPI’s subsidiaries with certain covenants; failure by CPI Holdco, CPI and/or CPI’s subsidiaries to pay certain other indebtedness or to observe any other covenants or agreements that would allow acceleration of such indebtedness, collectively in excess of $5.0 million at any time; events of bankruptcy or insolvency of CPI Holdco, CPI and/or CPI’s subsidiaries; certain uninsured and unstayed judgments of $5.0 million or more against CPI Holdco; impairment of the security interests in the collateral or the guarantees under the Senior Credit Facility; and a change in control, as defined in the documents governing the Senior Credit Facility.

8% Senior Subordinated Notes of CPI

In connection with the Merger, on January 23, 2004, CPI issued $125 million in aggregate principal amount of its 8% Notes. The proceeds of the 8% Notes were used to redeem the Predecessor’s outstanding indebtedness and pay part of the Merger consideration. The 8% Notes have no sinking fund requirements.

The 8% Notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI Holdco and each of CPI’s domestic subsidiaries. The payment of all obligations relating to the 8% Notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% Notes) of CPI, including debt under the Senior Credit Facility. Each guarantee of the 8% Notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% Notes) on the same basis as the 8% Notes are subordinated to CPI’s senior debt.

At any time or from time to time on or after February 1, 2008, CPI, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2008	104%
2009	102%
2010 and thereafter	100%

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, CPI may redeem up to 35% of the aggregate principal amount of the 8% Notes at a redemption price equal to 108% of the principal amount of the 8% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings. At any time on or prior to February 1, 2008, the 8% Notes may also be redeemed or purchased (by CPI or any other person) in whole but not in part, at CPI’s option, upon the occurrence of a change of control (as defined in the indenture governing the 8% Notes) at a price equal to 100% of the principal amount of the 8% Notes, plus a ‘‘make-whole’’ premium (as defined in the indenture governing the 8% Notes) to the redemption price on February 1, 2008, and accrued and unpaid interest, if any, to, the date of redemption or purchase.

Upon a change of control, CPI will be required to make an offer to purchase all or any part of the 8% Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the 8% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI and its restricted subsidiaries (as defined in the indenture governing the 8% Notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the 8% Notes include: failure to make payments on the 8% Notes when due; failure to comply with covenants in the indenture governing the 8% Notes; a default under certain other indebtedness of CPI or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Floating Rate Senior Notes of CPI Holdco

On February 22, 2005, CPI Holdco issued $80.0 million in principal amount of its FR Notes. The FR Notes were issued at a 1% discount. The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI Holdco of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. CPI Holdco may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI Holdco elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

The FR Notes are general unsecured obligations of CPI Holdco. The FR Notes are not guaranteed by any of CPI Holdco’s subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of CPI Holdco’s subsidiaries. The FR Notes are senior in right of payment to CPI Holdco’s existing and future indebtedness that is expressly subordinated to the FR Notes.

At any time or from time to time prior to February 1, 2007, CPI Holdco, at its option, may redeem the FR Notes in whole or in part at a ‘‘make whole’’ premium, plus accrued and unpaid interest to the date of redemption. At any time or from time to time on or after February 1, 2007, CPI Holdco, at its option, may redeem the Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

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

Upon a change of control, as defined in the indenture governing the FR Notes, CPI Holdco will be required to make an offer to purchase all or any part of the outstanding FR Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the FR Notes contains certain covenants that, among other things, limit the ability of CPI Holdco and its restricted subsidiaries (as defined in the indenture governing the FR

Notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the FR Notes include: failure to make payments on the FR Notes when due; failure to comply with covenants in the indenture governing the FR Notes; a default under certain other indebtedness of CPI Holdco or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI Holdco or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Dividends from CPI to Holdco

For fiscal year 2005, CPI paid $4.1 million of cash dividends to CPI Holdco to fund cash interest payments of $3.1 million on the FR Notes and to make a $1.0 million payment for collateral on the Swap (as defined under Item 7A ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’). CPI Holdco’s future ability to make semi-annual cash interest payments on its FR Notes and any interest and related obligations will depend on CPI’s ability to make dividends to CPI Holdco in the amounts necessary for such payments. The agreements governing the Senior Credit Facility and the indenture governing the 8% Notes impose restrictions on CPI’s ability to make these payments. CPI’s ability to make these payments will depend, among other things, on CPI’s level of indebtedness at the time of the proposed dividend, the amount of dividends, distributions and certain other restricted payments made in the past and whether CPI is in default under the agreements governing its debt.

San Carlos Sale Agreement

In February 2003, we entered into an agreement to sell the land and close our facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid us a $13.0 million deposit on the purchase price, which we are using to defray the costs of moving our San Carlos operations to our Palo Alto facility and to a new location in the Palo Alto area. The $13.0 million deposit is nonrefundable unless we breach the sale agreement.

The closing of the sale is subject to a number of conditions, including the requirement that we vacate our facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, we expect to close the sale of the property in fiscal year 2007.

As of September 30, 2005, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Consolidated Balance Sheets. As of September 30, 2005, we had capitalized recoverable selling costs of $0.7 million relating to the sale of the San Carlos property and classified these amounts as other long-term assets in the Consolidated Balance Sheets. As of September 30, 2005, the San Carlos land and building had a net book value of $23.7 million and the building continues to be depreciated over its remaining useful life. Based on current projections, we do not expect to recognize a loss on the sale of the San Carlos property.

Capital Expenditures

Our continuing operations typically do not have large capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Capital expenditures were $3.1 million, $3.8 million and $17.1 million in fiscal years 2003, 2004 and 2005, respectively. The relocation of the San Carlos operations is expected to be completed in fiscal year 2007 with additional capital expenditures of approximately $5 million in fiscal year 2006. Total capital expenditures for fiscal year 2006 are expected to be approximately $14 million, including approximately $5 million to complete the relocation of the San Carlos operations, $4 million for a proposed expansion of the Canadian facility to accommodate expected growth and $5 million for ongoing capital expenditures.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$285,000	—	—	80,000	205,000
Operating leases	8,331	1,303	1,881	1,488	3,659
Total cash obligations	$293,331	1,303	1,881	81,488	208,659
Standby letters of credit	$4,708	4,708	—	—	—

The expected timing of payment amounts of the obligations is estimated based on current information; timing of payments and actual amounts paid may be different.

Recent Events

On December 15, 2005, CPI Holdco and CPI entered into Amendment No. 3 (the ‘‘Amendment’’), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10 million, and CPI borrowed an additional $10 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20 million) to CPI Holdco to fund a dividend by CPI Holdco to its stockholders, (2) amends the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI’s fiscal year 2006 by the excess of the amount of the dividend described in clause (2) over the gross proceeds of the $10 million additional borrowing, and (3) permits CPI or CPI Holdco to use up to $70 million of the proceeds of the first equity issuance by CPI Holdco to repurchase or redeem the FR Notes or the 8% Notes.

CPI used the proceeds of the additional Term Loan borrowing to fund a portion of a special cash dividend of $17 million paid to the holders of CPI Holdco’s common stock on December 15, 2005. In addition, on December 15, 2005, CPI's Board of Directors approved a payment of $3,250,000 in bonuses to CPI employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in Company value.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on Issue No. 03-01, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’ (‘‘EITF 03-01’’). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (‘‘FASB’’) issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ‘‘Share-Based Payments’’ ("SFAS No. 123R"). SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. The Company is considered a non-public entity under SFAS No. 123R, accordingly, the Company is required to adopt SFAS No. 123R in the first quarter of its fiscal year 2007. We have not yet determined the impact of applying the provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs—an amendment of ARB No. 43, Chapter 4’’, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. We are required to adopt SFAS No. 151 in the beginning of fiscal year 2006 and its adoption is not expected to have a significant impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets,’’ (‘‘SFAS No. 153’’) an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal year 2006. We do not expect the adoption of SFAS No. 153 to have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations,’’ which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. We are required to adopt Interpretation No. 47 by the end of fiscal year 2006. We do not expect the implementation of Interpretation No. 47 to have a significant impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ SFAS No. 154 replaces APB Opinion No. 20, ‘‘Accounting Changes,’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statement,’’ and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal year 2007. Our results of operations and financial condition will only be impacted by SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

In June 2005, the FASB issued a FASB Staff Position (‘‘FSP’’) interpreting FASB Statement No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ specifically FSP 143-1, ‘‘Accounting for Electronic Equipment Waste Obligations’’ (‘‘FSP 143-1’’). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC (‘‘Directive’’), Waste Electrical and Electronic Equipment, which was adopted by the European Union (‘‘EU’’). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on our results of operations or financial condition.

In June 2005, the EITF reached a consensus on Issue No. 05-06, ‘‘Determining the Amortization Period for Leasehold Improvements’’ (‘‘EITF 05-06’’). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. We do not expect the adoption of EITF 05-06 to have a material impact on our results of operations or financial condition.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates in preparing our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of our consolidated financial statements.

Revenue recognition:    The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed price contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion method, we rely on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period in which they become determinable.

Allowance for doubtful accounts:    We monitor the creditworthiness of our customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If collectibility is considered uncertain, then we will record a reserve to reduce the receivable to the amount considered collectible. If circumstances change, then further adjustments could be required.

Warranty obligations:    Our products are generally subject to warranties, and we provide for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of the sale. Management’s estimates are based on historical costs for warranty and are adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differ from our estimates, then revisions to the estimated warranty liability would be required.

Inventory valuation:    We review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

We also review the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss reserve is charged to cost of sales if product cost or the estimated contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment is recorded that would have an impact on our operating results.

Goodwill and other intangible assets and long-lived assets:    Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired. The FASB issued SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ which requires that amortization of goodwill cease and that we evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our reporting units consist of our six operating divisions.

Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures.

We perform an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the operating division in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ Our cash flow estimates are based upon historical cash flows, as well as management projections of future cash flows in connection with our annual company-wide planning process, and include a terminal valuation based upon a multiple of EBITDA. We estimate the EBITDA multiple by reviewing comparable company information and other industry data. We believe that our procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions.

Purchase accounting:    Accounting for business combinations requires the allocation of purchase price to identifiable tangible and intangible assets and liabilities based upon their fair value. The allocation of purchase price is highly judgmental and requires the extensive use of estimates and fair value assumptions, which can have a significant impact on operating results. As a result of the Merger, the assets acquired and liabilities assumed were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. The revised fair values significantly impacted our results of operations subsequent to the Merger and their comparability to the results of operations of the Predecessor.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises an $80 million term loan due in 2010 under our Senior Credit Facility and $80 million in FR Notes. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the ‘‘Swap) with a notional amount of $80.0 million to effectively convert the FR Notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125 million of fixed rate 8% Notes.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in interest rates over a one-year period would have on the variable rate $80 million term loan under our Senior Credit Facility. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and results in a net decrease of future annual earnings of approximately $0.3 million.

Foreign Currency Exchange Risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. We have limited market risk exposure from foreign currency financial instruments. The functional currency for all of our foreign subsidiaries is the U.S. Dollar. Most sales contracts are in U.S. Dollars, and foreign sales entities purchase inventory from our North American manufacturing operations. Our Canadian manufacturing operation purchases large quantities of different high power microwave devices from our U.S. manufacturing operations. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. We limit our foreign currency translation exposure primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables). These efforts reduce, but do not eliminate, the impact of foreign currency movements on our financial results.

In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we entered into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Net income includes recognized gains from foreign currency forward contracts of $1.3 million and $20,000 for fiscal years 2005 and 2004, respectively. As of September 30, 2005, we had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $12.1 million. The last forward contract expires on March 10, 2006. At September 30, 2005, the fair value of unrealized foreign currency forward contracts was $1.7 million, and the unrealized gain was approximately $1.2 million, net of related tax expense. We anticipate recognizing the entire unrealized gain in operating earnings within the next twelve months.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included in a separate section beginning on page 59.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management, including our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 9. 2005. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position(s)
Michael Targoff(1)(2)(3)	61	Chairman of the Board of Directors
O. Joe Caldarelli(3)	55	Chief Executive Officer and Director
Robert A. Fickett	45	President, Chief Operating Officer and Director
Joel A. Littman	53	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	53	Vice President and Assistant Secretary
Don C. Coleman	51	Vice President
Mike Cheng	50	Vice President
Andrew E. Tafler	50	Vice President
Michael F. Finley(1)(2)(3)	43	Director
Jeffrey P. Hughes(1)	65	Director
Chris Toffales	49	Director

(1)	Member of the Audit Committee. Mr. Targoff is the chairperson of the committee.

(2)	Member of the Compensation Committee. Mr. Finley is the chairperson of the committee.

(3)	Member of the Executive Committee. Mr. Targoff is the chairperson of the committee.

Michael Targoff became a director of CPI Holdco and CPI in January 2004 and Chairman of the board of directors of CPI Holdco in March 2004. Mr. Targoff is the founder and Chief Executive Officer of Michael B. Targoff & Co., a company that seeks active or controlling investments in telecommunications and related industry early stage companies. Mr. Targoff currently serves as Vice Chairman and director of Loral Space & Communications Ltd., and serves on the board of directors of Infocrossing, Inc., ViaSat, Inc. and Leap Wireless International, Inc. From 1996 to 1998, Mr. Targoff was the President and Chief Operating Officer of Loral Space & Communications Ltd. Prior to that, Mr. Targoff served as Senior Vice President and Secretary of Loral Corporation. Mr. Targoff received a B.A. degree from Brown University and a J.D. from Columbia University School of Law.

O. Joe Caldarelli became Chief Executive Officer and a director of the Predecessor and CPI in March 2002. Prior to this, Mr. Caldarelli was a Co-Chief Operating Officer of CPI since October 2000 and Vice President of CPI since August 1995. Mr. Caldarelli is also the Division President of the Communications and Medical Products Division. Mr. Caldarelli was Vice President and General Manager for the Communications and Medical Products Division under the Electron Device Business of Varian Associates, Inc., from 1985 until August 1995 and was President and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of the Communications and Medical Products Division of Varian Associates, Inc. and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian Associates, Inc., Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. degree in mechanical engineering from the University of Toronto.

Robert A. Fickett became President, Chief Operating Officer and a director of the Predecessor and CPI in March 2002. Prior to this, Mr. Fickett was a Co-Chief Operating Officer of CPI since October 2000 and Vice President of CPI since April 1998. Mr. Fickett has also been the Division President of the Microwave Power Products Division since April 1998. From January 1996 to April 1998, Mr. Fickett was Vice President of Operations for the Microwave Power Products Division. From 1993 until January 1996, he was President and Chief Executive Officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with Varian Associates, Inc., including Engineering Manager of the Microwave Power Products Division’s Klystron

Engineering Group, to which he was promoted in 1989. Mr. Fickett received a B.S. degree in mechanical engineering from the University of California, Berkeley.

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

John R. Beighley became a Vice President of the Predecessor and CPI in March 1997 and currently heads our Worldwide Field Sales Organization. From May 1992 to March 1997, Mr. Beighley was Western Hemisphere Sales Manager responsible for sales in the Americas, as well as the Far East and Australia. From June 1989 to May 1992, Mr. Beighley was the North American Sales Manager. From March 1981 to June 1989, Mr. Beighley held a number of Product Marketing and Field Sales positions with Varian Associates, Inc. Mr. Beighley received a B.S. degree in marketing from San Francisco State University and an M.B.A. from Santa Clara University.

Don C. Coleman became a Vice President of the Predecessor and CPI in February 1999 and also became Division President of the Beverly Microwave Division in February 1999. Mr. Coleman was Vice President of Manufacturing for the Beverly Microwave Division from February 1996 until accepting his current position. From 1990 until 1996, Mr. Coleman held the position of Engineering Manager for Receiver Protector Products at the Beverly Microwave Division. Mr. Coleman held a variety of manufacturing and development engineering positions at Varian Associates, Inc. from the time he joined us in 1976 until 1990. Mr. Coleman received a B.S. degree in engineering from the University of Massachusetts.

Mike Cheng became a Vice President of the Predecessor and CPI in August 2000 and currently heads our Eimac Division. From April 1999 to August 2000, Mr. Cheng was Vice President of Operations for the Microwave Power Products Division. From 1994 until April 1999, he was Vice President of Marketing for the Microwave Power Products Division. From 1980 until 1994, Mr. Cheng held a number of manufacturing and engineering positions with Varian Associates, Inc., including Production Manager of the Microwave Power Products Division’s Klystron Engineering Group, to which he was promoted in 1989. Prior to joining Varian Associates, Inc., Mr. Cheng was an engineer in the Nuclear Energy Division of General Electric Corporation. Mr. Cheng received a B.S. degree in chemical engineering from the University of California, Berkeley and an M.B.A. from Golden Gate University.

Andrew E. Tafler became a Vice President of CPI Holdco and CPI in December 2005. Mr. Tafler became Division President of the Satcom Division in May 2004. Mr. Tafler was previously Vice President of Operations for the Satcom Division from 2000 to 2004. From 1989 to 2000, Mr. Tafler held the Business Development Manager and then the Operations Manager positions at the Communications and Medical Products Division of the Electron Device Group of Varian Associates, Inc. Mr. Tafler held a number of manufacturing and marketing positions at Varian Associates Inc. from 1984 to 1989. Prior to joining Varian Associates Inc., Mr. Tafler served in engineering and management positions with Bell Canada Inc. Mr. Tafler holds a B.A.Sc. degree in Electrical Engineering from the University of Toronto.

Michael F. Finley became a director of CPI Holdco in January 2004. Mr. Finley currently serves on the board of directors of Williams Scotsman International Inc., Affinia Group Inc. and Cooper Standard Automotive Inc. Mr. Finley has been a Managing Director of The Cypress Group since 1998 and has been a member of The Cypress Group since its formation in April 1994. Prior to joining The Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. degree from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business.

Jeffrey P. Hughes became a director of CPI Holdco and CPI in April 2005. Mr. Hughes currently serves on the Board of Directors of Financial Guaranty Insurance Company. Mr. Hughes is a Vice

Chairman of The Cypress Group. Mr. Hughes helped found The Cypress Group in 1994, after 26 years at Lehman Brothers as a senior investment banker and merchant banker. Mr. Hughes started Lehman Brothers’ private financing department and led early leveraged buy out financings; had senior investment banking coverage responsibilities for industrial, energy and consumer product companies; was co-head of the financial institutions group; and was a member of Lehman Brothers’ investment committee. Mr. Hughes joined Lehman Brothers in 1968 and became a partner in 1976. Mr. Hughes received a B.A. degree from Wesleyan University and an L.L.B. degree from Duke University Law School.

Chris Toffales became a director of CPI Holdco and CPI in January 2004. Mr. Toffales currently serves on the board of directors of Irvine Sensors Corporation. Mr. Toffales is currently the President of CTC Aero, LLC, and is a consultant in the defense industry. From 1999 to 2003, Mr. Toffales was the Senior Vice President, Corporate Marketing and President of DRS Systems Company. From 1994 to 1999, Mr. Toffales was Vice President of Business Development and Advanced Programs at Lockheed Martin Fairchild Systems. Prior to that, Mr. Toffales was the Vice President of Imaging and Space Programs for Loral Corporation. Mr. Toffales received a B.E. degree in electrical engineering from the City College of New York.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of three members of the Board of Directors, none of whom are Company executives. Our Board of Directors has determined that Michael B. Targoff meets the definition of an ‘‘audit committee financial expert,’’ as set forth in Item 401(h)(2) of SEC Regulation S-K, and meets The Nasdaq National Market standards of independence adopted by the SEC for membership on an audit committee.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and to our controller. The code of ethics is filed as an exhibit to this annual report.

Item 11. Executive Compensation

The following table shows certain information concerning compensation earned by our Chief Executive Officer and our next four most highly compensated executive officers (the ‘‘named executive officers’’) for each of the last three fiscal years.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (a)	Other Annual Compensation (b)	Securities Underlying Options # of shares	All Other Compensation (c)
O. Joe Caldarelli Chief Executive Officer	2005 2004 2003	$445,500 360,000 324,000	$1,143,438 1,203,310 792,000	* * $296,000	— 187,005 89,050	$35,938 75,455 24,843
Robert A. Fickett Chief Operating Officer and President	2005 2004 2003	280,000 250,000 255,008	650,750 800,500 421,875	* * 216,458	— 115,765 53,430	21,788 20,323 20,697
Joel A. Littman Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	200,000 160,000 161,518	385,750 475,500 217,200	* * 176,958	— 67,678 26,715	14,341 11,519 11,031
Don C. Coleman Vice President	2005 2004 2003	175,000 159,000 160,519	240,750 327,720 178,875	* * 101,025	— 35,620 17,810	12,704 11,421 10,923
Mike Cheng Vice President	2005 2004 2003	171,000 155,000 156,354	160,750 292,887 174,375	* * 109,125	— 35,620 17,810	12,274 11,030 10,387

*	Did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(a)	See ‘‘—Management Incentive Plan’’. In addition to bonuses under our management incentive plan, fiscal year 2004 also includes a bonus paid by the Predecessor to O. Joe Caldarelli of $500,000, Robert A. Fickett of $300,000, Joel A. Littman of $200,000, Don C. Coleman of $100,000 and Mike Cheng of $100,000 as transaction bonuses in connection with the closing of the Merger.

(b)	Includes amounts paid for personal benefits and amounts reimbursed for the payment of taxes on certain perquisites. Amounts that represent at least 25% of the total amount of Other Annual Compensation are described separately below. Fiscal year 2003 also includes compensation expense for: O. Joe Caldarelli of $276,500, Robert A. Fickett of $197,500, Joel A. Littman of $158,000, Don C. Coleman of $79,000 and Mike Cheng of $79,000 that was attributable to shares of the Predecessor’s common stock purchased by certain executive officers at a price that was subsequently determined to be at below fair value.

(c)	Consists of: (1) Company contributions to our 401(k) plan and non-qualified deferred compensation plan for named executive officers, except Mr. Caldarelli, (2) Company contributions to the defined benefit plan for Mr. Caldarelli, and (3) Company-paid premiums for group life insurance for each of the named executive officers.

Option Grants in Last Fiscal Year

In fiscal year 2005, no options were granted to the named executive officers.

Aggregate option exercises in last fiscal year and fiscal year-end option values

The following table provides information concerning stock option exercises by each of the named executive officers during the fiscal year ended September 30, 2005 and information concerning unexercised options held by these officers at the end of the fiscal year. The value was calculated by determining the difference between the fair value of underlying securities and the exercise price.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
O. Joe Caldarelli	—	—	225,048	67,678	$8,513,919	$2,176,524
Robert A. Fickett	—	—	139,030	39,182	5,217,781	1,260,093
Joel A. Littman	—	—	77,028	21,372	2,837,529	687,324
Don C. Coleman	—	—	46,484	10,686	1,739,258	343,662
Mike Cheng	—	—	52,540	10,686	2,008,811	343,662

2004 Stock Incentive Plan

In January 2004 we established our 2004 Stock Incentive Plan to provide an incentive for key employees, consultants, advisors and directors of CPI Holdco and its subsidiaries and reserved 623,350 shares of CPI Holdco’s common stock for issuance under the 2004 Stock Incentive Plan. In September 2004, we amended the 2004 Stock Incentive Plan to increase the shares reserved for issuance thereunder by 89,050. Awards under the 2004 Stock Incentive Plan may include stock options, stock appreciation rights, restricted stock, stock awards or any combination thereof. Options granted under the 2004 Stock Incentive Plan may be non-qualified stock options or incentive stock options, as determined by the compensation committee of the board of directors. The option price will be determined by the compensation committee, but with respect to incentive stock options, will not be less than the fair market value on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the common stock on the date of grant and the options will not be exercisable later than five years from the date of grant.

Options granted under the 2004 Stock Incentive Plan include both fixed and performance awards and expire ten years from the date of grant. The fixed awards vest at a rate of 20% to 25% per year. The performance awards were scheduled to vest at a rate of 20% to 25% per year subject to our meeting performance targets as of the last day of the fiscal year ending immediately prior to the performance vesting date. However, in September 2005, the compensation committee of our board of directors approved the acceleration of vesting of all outstanding performance options. The purpose of the acceleration was to reward management for its performance.

In March 2005, pursuant to the terms of the 2004 Stock Incentive Plan, adjustments were made to the options outstanding under this plan to reflect the special cash dividend paid to our stockholders in connection with the offering of the FR Notes. As a result of these adjustments, the exercise price of the options outstanding under the 2004 Stock Incentive Plan was adjusted by dividing the prior exercise price of such options by 1.781, the number of shares issuable upon exercise of those options was adjusted by multiplying the number of shares previously issuable pursuant to the options by 1.781, and the total number of shares reserved for issuance under that plan was also increased by a factor of 1.781. All stock option numbers reflect these adjustments.

In accordance with FASB Interpretation 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation,’’ we determined that there were no accounting consequences for the adjustments made to the number of options issued and their respective exercise prices. It was determined that the aggregate intrinsic value of the stock options immediately after the adjustment was not greater that aggregate intrinsic value of the stock options immediately before the adjustment, and the ratio of exercise price per share to the market value was not reduced.

2000 Stock Option Plan

Our 2000 Stock Option Plan was originally adopted by the Predecessor. In connection with the Merger, we assumed the 2000 Stock Option Plan, and stock options outstanding under the 2000 Stock Option Plan became 100% vested on January 23, 2004, the Merger closing date. Holders of options under the Predecessor’s 2000 Stock Option Plan were offered the opportunity to either (1) roll over their stock options to purchase common stock of the Predecessor into options to purchase common stock of CPI Holdco pursuant to option rollover agreements or (2) exercise their stock options. Management, including Messrs. Caldarelli, Fickett, Coleman, Littman, Cheng and Beighley, collectively elected to rollover options to purchase 298,341 shares of the Predecessor’s common stock at prices ranging from $0.62 to $2.25 per share. The rollover options are subject to the terms of the 2000 Stock Option Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment. No further options will be granted under the 2000 Stock Option Plan. In March 2005, pursuant to the terms of the 2000 Stock Option Plan, adjustments were made to the options outstanding under this plan to reflect the special cash dividend paid to our stockholders in connection with the offering of the FR Notes. As a result of these adjustments, the exercise price of the options outstanding under the 2000 Stock Option Plan was adjusted by dividing the prior exercise price of such options by 1.781, the number of shares issuable upon exercise of those options was adjusted by multiplying the number of shares previously issuable pursuant to the options by 1.781, and the total number of shares reserved for issuance under that plan was also increased by a factor of 1.781. All stock option numbers reflect these adjustments.

Retirement plans

During fiscal year 2003, we established a defined benefit pension plan for our Chief Executive Officer, O. Joe Caldarelli. The amount of annual pension payable to Mr. Caldarelli at age 65 is equal to: (1) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (2) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. However, the amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act, which currently generally limit annual payments to approximately $1,800 (Canadian dollars) for each year of service.

Based on the limits imposed under the Canadian Income Tax Act, we estimate that the annual benefits Mr. Caldarelli would receive pursuant to the pension plan upon retirement at age 65 (assuming continued service until then) would be approximately $66,000 (Canadian dollars).

We maintain the Communications & Power Industries, Inc. Non-Qualified Deferred Compensation Plan for a select group of our executive employees. Under the plan, if a participant’s elective deferrals under our 401(k) plan have reached the dollar limit specified in the Internal Revenue Code with respect to any plan year, the participant may defer his or her base salary or annual award under the management incentive plan described below (see ‘‘—Management incentive plan’’). In addition, we add to a participant’s account under the plan an amount equal to a specified percentage of the participant’s base salary in excess of the social security taxable wage base. All participant's accounts are 100% vested. Each participant will receive a distribution of the balance of the participant’s account as a lump sum cash payment within one year of his or her termination of employment for any reason. As of September 30, 2005, the liability under this plan was approximately $135,000.

Management incentive plan

Under our management incentive plan, we have paid bonuses upon the achievement of certain financial performance and individual goals. Financial performance goals are based upon an adjusted EBITDA calculation. Our management incentive plan has been reviewed and approved annually by the compensation committee of the board of directors.

Employment Arrangements

We entered into an employment agreement dated March 19, 2002 with Joe Caldarelli. Pursuant to the employment agreement, Mr. Caldarelli is entitled to receive a base salary of $300,000. The Board of Directors has since approved periodic annual increases. Mr. Caldarelli is entitled to participate in the management incentive plan and has a target bonus of one times his base salary. If we terminate Mr. Caldarelli’s employment (other than due to his conviction of a felony offense), he will be entitled to continued payment of base salary for a minimum of 18 months and a maximum of 30 months. During the severance period, Mr. Caldarelli generally will continue to participate in medical and all other benefit programs and will be entitled to receive his management incentive award for the entire year in which he is terminated.

We entered into substantially similar employment agreements, each dated September 30, 2002, with Robert Fickett and Joel Littman. Mr. Fickett is entitled to receive a base salary of $250,000 and Mr. Littman is entitled to receive a base salary of $144,000. These agreements include provisions for the base salary to be reviewed and adjusted at least annually. Each employment agreement provides that the executive is eligible to participate in the management incentive plan. Pursuant to each employment agreement, if we terminate the executive’s employment (other than due to his conviction of a felony offense), that executive will be entitled to continued payment of base salary for 18 months. During the severance period, each executive generally will continue to participate in medical and all other benefit programs and will be entitled to receive his management incentive award for the entire year in which he is terminated.

We have employment letters, each dated November 2, 2002, with Don Coleman and Mike Cheng, which provide for an annual base salary of $159,000 and $155,000, respectively. Our current practice is for each base salary to be reviewed and adjusted as appropriate. Each employment letter provides that the executive is entitled to participate in the management incentive plan. Pursuant to each employment letter, if the executive is terminated without cause at any time during the two-year period following a change in control event, upon the executive’s execution of a general release, he will be entitled to continued payment of base salary and the continuation of employee benefits for 12 months, 100% of the management incentive award that otherwise would have been earned by him, and full outplacement services.

Compensation Committee Interlocks and Insider Participation

In March 2004, our board of directors designated our compensation committee. Michael Finley and Michael Targoff are, and since March 2004 have been, the members of our compensation committee.

Director Compensation

Directors that are neither our officers nor principals or employees of Cypress (‘‘outside directors’’) currently receive compensation of $32,500 per year, health care benefits paid on behalf of directors of $15,790 per year plus $1,250 for each board or committee meeting attended. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our board of directors and its committees. Outside directors also are entitled to receive options to purchase shares of common stock of CPI Holdco under the 2004 Stock Incentive Plan. During fiscal year 2004, 8,014 options were granted each to Mr. Targoff and Mr. Toffales. The exercise price of the options is the fair value on the date of grant, and such options vest at a rate of 20% per year and expire ten years from the date of grant. Directors that are not outside directors do not currently receive any compensation directly for their service on the board of directors.

During fiscal year 2004, Mr. Toffales also provided consulting services to us and was paid fees of $22,500 plus related out-of-pocket expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information known to us with respect to the beneficial ownership of our common stock as of December 8, 2005, as adjusted to reflect the sale of the shares of common stock offered, by: (1) each of our directors (2) each named executive officer; (3) all of our directors and executive officers as a group; and (4) each person or group of affiliated persons whom we know to beneficially own more than 5% of our common stock

Beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person’s shares of common stock, underlying options and warrants that are exercisable within 60 days of December 8, 2005 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Percentage of beneficial ownership before this offering is based on 4,275,566 shares of our common stock outstanding as of December 8, 2005.

The address for those individuals for which an address is not otherwise indicated is: c/o CPI Holdco, Inc., 811 Hansen Way, Palo Alto, California 94303.

Name and Address of Beneficial Owner	Number of Shares Owned		Shares Subject to Options	Percent of Class
The Cypress Group 65 East 55th Street, 28th Floor New York, NY 10022	4,251,122	(1)		99.4%
Cypress Merchant Banking Partners II L.P.	4,032,289			94.3%
Cypress Merchant Banking II C.V.	171,419			4.0%
55th Street Partners II L.P.	38,912			*
Cypress Side-by-Side LLC	8,502			*
Michael Targoff	21,256		1,603	*
Chris Toffales	3,188		1,603	*
O. Joe Caldarelli			225,048	5.0%
Robert A. Fickett			139,030	3.1%
Joel A. Littman			77,028	1.8%
Mike Cheng			52,540	1.2%
Don C. Coleman			46,484	1.1%
Andy Tafler			23,117	*
John Beighley			29,208	*
Executive officers and directors as a group (9 people)	24,444		595,662	12.7%

*	Represents less than 1% of total.

(1)	Includes 171,419 shares of common stock owned by Cypress Merchant Banking II C.V., 4,032,289 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 38,912 shares of common stock owned by 55th Street Partners II L.P. (collectively, the ‘‘Cypress Funds’’) and 8,502 shares owned by Cypress Side-By-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Messrs. Jeffrey P. Hughes, James L. Singleton, David P. Spalding and James A. Stern, each of whom is a managing member of Cypress Associates II L.L.C., each disclaims ownership of the membership interests owned by the Cypress Funds. Cypress Side-By-Side LLC is a sole member limited liability company of which Mr. James A. Stern is the sole member. The address of each of the Cypress Funds and of Cypress Side-By-Side LLC is c/o The Cypress Group, 65 East 55th Street, 28th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2005 with respect to the shares of CPI Holdco common stock that may be issued under existing equity compensation plans. The category ‘‘Equity Compensation plans approved by security holders’’ consists of the 2000 Stock Incentive Plan and the category ‘‘Equity Compensation plans not approved by security holders’’ consists of the 2004 Stock Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	295,669	$0.98	—
Equity compensation plans not approved by security holders	650,860	$13.49	61,540
Total	946,529	$9.58	61,540

For a description of our 2004 Stock Incentive Plan, see ‘‘Executive Compensation—2004 Stock Incentive Plan’’ and for a description of our 2000 Stock Option Plan, see ‘‘Executive Compensation—2000 Stock Option Plan.’’

Item 13. Certain Relationships and Related Transactions

Management Stockholders Agreement

We, Cypress, our outside directors and certain of our executive officers (together with our outside directors, the ‘‘management stockholders’’) entered into a management stockholders agreement dated as of January 23, 2004. This agreement contains restrictions on transfer, rights to repurchase shares of common stock held by such management stockholders upon their termination of employment, tag-along rights on certain transfers of common stock by Cypress, drag-along rights in favor of Cypress, rights of first refusal on transfers of common stock by management stockholders, voting agreements and non-competition and non-solicitation covenants.

This agreement grants the management stockholders and certain of their permitted transferees with customary ‘‘piggyback’’ registration rights. If at any time after the initial public offering of our common stock we propose to register any common stock under the Securities Act of 1933, as amended (the ‘‘Securities Act’’) (pursuant to a demand or otherwise), other than on a registration statement on Form S-4 or S-8, or in connection with an exchange offer, the management stockholders may elect to include in, or ‘‘piggyback’’ on, the registration all or a portion of the shares of our common stock held by them. The managing underwriter, if any, of the offering pursuant to the registration will have the right to limit the number of shares to be included by the management stockholders. In addition, the management stockholders may not (1) sell shares in a public offering if the managing underwriters determine in their reasonable judgment that such participation would have an adverse effect on such offering, and (2) exercise piggyback rights to the extent that the exercise would result in a sale by such management stockholders, on a cumulative basis, of a greater percentage of our common stock that was ever held by such management stockholders than the percentage sold by Cypress. In connection with an offering of common stock, we have agreed to indemnify the selling management stockholders and their controlling persons against certain liabilities, including liabilities under the Securities Act. In addition, we would bear all registration expenses incurred in connection with these registrations, and the selling stockholders would pay all underwriting fees, discounts, and commissions applicable to the sale of their securities.

The management stockholders agreement also imposes ‘‘lock-up’’ restrictions on the management stockholders preventing them from selling our common stock during certain periods following our registered offerings.

Registration Rights Agreement

We entered into a registration rights agreement with Cypress on January 23, 2004. Under the registration rights agreement Cypress and its affiliates and certain persons who acquire our common stock from the them (the ‘‘Cypress Holders’’) have the right, subject to certain limitations, at any time on or after the date that is 180 days after an initial public offering of our common stock, to demand that we file a registration statement under the Securities Act covering all or a portion of such Cypress Holder's shares of our common stock. The number of such demands is generally unlimited.

In addition, the registration rights agreement grants the Cypress Holders customary ‘‘piggyback’’ registration rights. If at any time after an initial public offering of our common stock we propose to register any common stock under the Securities Act (pursuant to a demand or otherwise) other than on a registration statement on Form S-4 or S-8, or in connection with an exchange offer, each of the Cypress Holders may elect to include in, or ‘‘piggyback’’ on, the registration all or a portion of the shares of our common stock held by such Cypress Holders. However, the managing underwriter, if any, of the offering pursuant to the registration has the right to limit the number of shares to be included by these holders. In connection with an offering of common stock, we have agreed to indemnify the selling Cypress Holders and their controlling persons against certain liabilities, including liabilities under the Securities Act. In addition, we would bear all registration expenses incurred in connection with these registrations (provided that, in connection with demand registrations, we are only obligated to pay registration expenses for the first 10 of such registrations). The selling stockholders would pay all underwriting fees, discounts, and commissions applicable to the sale of their securities.

Item 14.   Principal Accountant Fees and Services

KPMG LLP ("KPMG") has served as our independent registered public accounting firm since 1995. The following table sets forth the aggregate fees billed to us by KPMG for professional services during fiscal years 2005 and 2004, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2005	2004
Audit Fees	$580	$538
Audit- Related Fees	240	333
Tax Fees	16	186
Total	$836	$1,057

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under ‘‘Audit Fees’’, and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements. These services include consultations in connection with acquisitions and advice on other accounting-related matters. Audit-related fees were primarily comprised of services related to the offering and registration of FR Notes and 8% Notes in fiscal year 2005 and 2004, respectively.

Tax Fees: Consists of fees for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters.

Pre-Approval of Services Required

Under the policies and procedures established by the Board of Directors of CPI Holdco, all engagements for audit and permissible non-audit services to be provided by our independent registered public accounting firm must be pre-approved by the audit committee, or if there is none, the entire board of directors (the ‘‘Audit Committee’’).

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

The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, company structure or other matters. In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide. The Audit Committee believes that the provision of audit-related services and/or tax services (such as tax compliance, tax planning and tax advice) does not impair the independence of the auditor, and therefore the Audit Committee may pre-approve such services.

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

The Audit Committee has determined that the non-audit services provided by KPMG are compatible with maintaining the independence of KPMG.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements and schedules are filed as a part of this report:

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All remaining schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

(3) The index to the Exhibits begins on page 105 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Holdco, Inc.:

We have audited the accompanying consolidated balance sheets of CPI Holdco, Inc. and subsidiaries (‘‘Successor’’) as of September 30, 2005 and October 1, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the year ended September 30, 2005 and for the 36-week period ended October 1, 2004 (‘‘Successor periods’’), and for the 16-week period ended January 22, 2004, and the year ended October 3, 2003 (‘‘Predecessor periods’’) of Communications & Power Industries Holding Corporation and subsidiaries (‘‘Predecessor’’). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the companies’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of CPI Holdco, Inc. and subsidiaries as of September 30, 2005 and October 1, 2004, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Communications & Power Industries Holding Corporation and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 23, 2004, CPI Holdco, Inc. acquired all of the outstanding stock of Communications & Power Industries Holding Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/KPMG LLP

Mountain View, California
December 15, 2005

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2005	October 1, 2004
Assets
Current Assets:
Cash and cash equivalents	$26,511	40,476
Restricted cash	1,287	2,279
Accounts receivable, net	40,633	35,914
Inventories	50,620	38,074
Deferred tax assets	12,346	12,285
Prepaid and other current assets	3,981	3,796
Total current assets	135,378	132,824
Property, plant, and equipment, net	83,624	70,127
Deferred debt issue costs, net	11,061	8,910
Intangible assets, net	77,941	78,481
Goodwill	145,462	139,614
Other long-term assets	2,416	1,251
Total assets	$455,882	431,207
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of senior term loan	$—	3,944
Accounts payable	21,421	15,790
Accrued expenses	27,247	20,939
Product warranty	6,359	6,074
Income taxes payable	1,546	1,661
Advance payments from customers	13,405	12,031
Total current liabilities	69,978	60,439
Deferred income taxes	35,556	39,118
Advance payments from sale of San Carlos property	13,450	13,450
Long-term debt	284,231	210,606
Total liabilities	403,215	323,613
Commitments and contingencies
Stockholders’ Equity:
Common stock ($0.01 par value, 5,500,000 shares
authorized; 4,275,566 shares issued and outstanding)	43	43
Additional paid-in capital	34,683	103,534
Accumulated other comprehensive income	1,621	1,369
Retained earnings	16,320	2,648
Total stockholders’ equity	52,667	107,594
Total liabilities and stockholders' equity	$455,882	431,207

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Sales	$320,732	202,266	79,919	265,434
Cost of sales	215,680	135,672	56,189	183,957
Amortization of acquisition-related inventory write-up	351	5,500	—	—
Gross profit	104,701	61,094	23,730	81,477
Operating costs and expenses:
Research and development	7,218	5,253	2,200	6,860
Selling and marketing	18,547	11,082	4,352	15,650
General and administrative	28,329	12,696	6,033	17,939
Merger expenses	—	—	6,374	—
Amortization of acquisition-related intangible assets	7,487	13,498	—	—
Acquired in-process research and development	—	2,500	—	—
Gain on sale of Solid State Products Division	—	—	—	(136)
Total operating costs and expenses	61,581	45,029	18,959	40,313
Operating income	43,120	16,065	4,771	41,164
Interest expense, net	20,310	10,518	8,902	14,540
Income (loss) before taxes	22,810	5,547	(4,131)	26,624
Income tax expense	9,138	2,899	439	10,076
Net income (loss)	13,672	2,648	(4,570)	16,548
Preferred dividends:
Senior redeemable preferred stock	—	—	3,861	5,911
Junior preferred stock	—	—	2,382	3,851
Net income (loss) attributable to common stock	$13,672	2,648	(10,813)	6,786

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Stockholder Loans	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Predecessor
Balances, September 27, 2002	4,908,172	$49	19,111	—	(1,223)	—	(91,041)	(73,104)
Net income	—	—	—	—	—	—	16,548	16,548
Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	—	—	(214)	(214)
Dividends on senior redeemable preferred stock	—	—	—	—	—	—	(5,911)	(5,911)
Payment of dividends on junior preferred stock	—	—	—	—	—	—	(3,851)	(3,851)
Issuance of stock options at less than fair value	—	—	1,509	(1,289)	—	—	—	220
Interest accrued on stockholder loans	—	—	—	—	(33)	—	—	(33)
Sale of common stock at less than fair value	100,000	1	899	—	—	—	—	900
Balances, October 3, 2003	5,008,172	50	21,519	(1,289)	(1,256)	—	(84,469)	(65,445)
Net loss	—	—	—	—	—	—	(4,570)	(4,570)
Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	—	—	(829)	(829)
Amortization of discount and issue costs on junior preferred stock	—	—	—	—	—	—	(653)	(653)
Dividends on senior redeemable preferred stock	—	—	—	—	—	—	(3,861)	(3,861)
Payment of dividends on junior preferred stock	—	—	—	—	—	—	(2,382)	(2,382)
Amortization of deferred stock based compensation	—	—	—	1,289	—	—	—	1,289
Interest accrued on stockholder loans	—	—	—	—	(10)	—	—	(10)
Balances, January 22, 2004	5,008,172	50	21,519	—	(1,266)	—	(96,764)	(76,461)

Successor
Exercise of stock options	136,537	1	363	—	—	—	—	364
Elimination of Predecessor equity from merger transaction	(5,144,709)	(51)	(21,882)	—	—	—	96,764	74,831
Proceeds from stockholders loans	—	—	—	—	1,266	—	—	1,266
Net income	—	—	—	—	—	—	2,648	2,648
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	1,369	—	1,369
Total comprehensive income								4,017
Issuance of common stock to Cypress, net of issue costs	4,251,122	43	97,457	—	—	—	—	97,500
Value of Predecessor stock options assumed in merger	—	—	5,039	—	—	—	—	5,039
Income tax benefit from the exercise of Predecessor stock options	—	—	463	—	—	—	—	463
Sale of common stock to directors	24,444	—	575	—	—	—	—	575
Balances, October 1, 2004	4,275,566	43	103,534	—	—	1,369	2,648	107,594
Net income	—	—	—	—	—	—	13,672	13,672
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	252	—	252
Total comprehensive income								13,924
Income tax benefit adjustment from the exercise of Predecessor stock options	—	—	(27)	—	—	—	—	(27)
Stock-based compensation expense	—	—	6,985	—	—	—	—	6,985
Special cash dividend	—	—	(75,809)	—	—	—	—	(75,809)
Balances, September 30, 2005	4,275,566	$43	34,683	—	—	1,621	16,320	52,667

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Operating Activities
Net cash provided by operating activities	$31,349	12,203	6,574	34,482
Investing Activities
Purchase of Predecessor, net of cash acquired	—	(113,130)	—	—
Advance payments from sale of San Carlos property	—	13,450	—	—
Expenses relating to sale of San Carlos property	(224)	(451)	—	—
Capital expenditures	(17,131)	(3,317)	(459)	(3,067)
Purchase of Econco's net assets, net of cash acquired	(18,325)	—	—	—
Proceeds from sale of Solid State Products Division	—	—	—	136
Net cash used in investing activities	(35,680)	(103,448)	(459)	(2,931)
Financing Activities
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	(26,000)	—
Senior redeemable preferred stock	—	(29,735)	—	—
Junior preferred stock	—	(32,336)	—	—
Dividends on senior redeemable preferred stock	—	(19,310)	—	—
Mortgaging financing	—	(17,500)	—	—
Proceeds from (payment for) the issuance of debt:
Floating rate senior notes	79,200	—	—	—
Senior subordinated notes	—	125,000	—	—
Senior term loan	—	90,000	—	—
Debt issue costs	(3,455)	(9,653)	—	(339)
Proceeds from the repayment of Predecessor
stockholder loans	—	1,266	—	—
Net proceeds from the issuance of common stock	—	98,075	—	110
Repayment on senior term loan	(9,550)	(450)	—	—
Repayments on capital leases	(20)	—	—	(45)
Stockholder distribution payments	(75,809)	—	—	—
Repayments on mortgage refinancing	—	—	—	(250)
Proceeds from the exercise of stock options	—	364	—	—
Net cash (used in) provided by financing activities	(9,634)	131,721	(26,000)	(524)
Net (Decrease) Increase in Cash and Cash Equivalents	(13,965)	40,476	(19,885)	31,027
Cash and cash equivalents at beginning of period	40,476	—	33,751	2,724
Cash and cash equivalents at end of period	$26,511	40,476	13,866	33,751

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Detail of Net Cash Provided by Operating Activities
Net income (loss)	$13,672	2,648	(4,570)	16,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,427	3,072	1,529	5,820
Amortization of intangibles	7,750	13,679	249	473
Amortization of deferred debt issue costs	1,304	743	2,285	1,383
Amortization of discount on floating rate senior notes	31	—	—	—
Amortization of acquisition-related inventory write-up	351	5,500	—	—
Stock-based compensation expense from performance stock options	4,165	—	—	—
Stock-based compensation expense from acceleration of vesting of performance stock options	2,820	—	—	—
Stock-based compensation expense from stock options issued at less than fair value	—	—	1,289	220
Compensation expense from common stock issued at less than fair value	—	—	—	790
Allowance for doubtful accounts	60	81	28	133
Acquired in-process research and development	—	2,500	—	—
Deferred income taxes	(3,791)	(7,248)	—	—
Interest accrued on stockholder loans	—	—	(10)	(33)
Net loss on the disposition of assets	446	197	7	92
Gain on sale of Solid State Products Division	—	—	—	(136)
Changes in operating assets and liabilities, net of
Econco acquisition:
Restricted cash	992	(2,279)	—	—
Accounts receivable	(3,433)	(6,408)	3,513	(3,096)
Inventories	(10,705)	74	(750)	3,422
Prepaid and other current assets	157	(290)	235	427
Other long-term assets	(1,136)	(90)	—	—
Accounts payable	5,429	2,247	(2,085)	1,513
Accrued expenses	5,405	(7,573)	7,067	3,114
Product warranty	173	235	438	578
Income taxes payable	(142)	2,545	(1,909)	625
Advance payments from customers	1,374	2,570	(742)	2,609
Net cash provided by operating activities	$31,349	12,203	6,574	34,482
Supplemental Cash Flow Disclosures
Cash paid for interest	$17,460	14,762	2,027	13,298
Cash paid for taxes, net of refunds	$13,311	7,599	2,434	8,628
Supplemental Disclosures of Noncash Investing and and Financing Activities
Dividends on senior redeemable preferred stock	$—	—	3,861	5,911

See accompanying notes to the consolidated financial statements.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

CPI Holdco, Inc. (‘‘CPI Holdco’’), through its wholly owned subsidiary, Communications & Power Industries, Inc. (‘‘CPI’’), provides microwave and radio frequency solutions for critical defense, communications, medical, scientific and other applications. References to the ‘‘Company’’ refer to the Successor post-Merger and the Predecessor prior to the Merger; see Note 3 for a description of the Merger. The Company operates six manufacturing divisions in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying consolidated financial statements for periods subsequent to January 22, 2004 represent the consolidated financial statements of CPI Holdco after giving effect to the Merger. For periods ending prior to January 23, 2004, the accompanying consolidated financial statements represent the consolidated results and financial position of Holding.

There is currently no public market for CPI Holdco’s common stock.

Principles of Consolidation:    The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Fiscal Year:    The Company’s fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2005 consisted of the 52-week period ended September 30, 2005, fiscal year 2004 consisted of the 16-week period ended January 22, 2004 and the 36-week period ended October 1, 2004, and fiscal year 2003 consisted of the 53-week period ended October 3, 2003.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to market values for inventories reported at lower of cost or market, self insurance liabilities for worker’s compensation losses, recoverability and valuation of recorded amounts of long-lived assets, identifiable intangible assets, including goodwill, and the estimated market price of common stock for purposes of determining stock compensation expense. Actual results could differ from these estimates and such differences could be material.

Restricted Cash:    Restricted cash is primarily comprised of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the customers’ sales contract is complete.

Revenue Recognition:    Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price contracts are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Sales under cost-reimbursement contracts, which are primarily for research and development, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain commercial and U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Fair Value of Financial Instruments:    Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, derivative instruments, accounts payable, and long-term debt. Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. As of September 30, 2005, and October 1, 2004, cash equivalents were $25.3 million and $37.3 million, respectively. The carrying value of the Company’s cash, restricted cash, accounts receivable, derivative instruments and accounts payable approximate their fair values. The estimated fair value of the Company’s debt as of September 30, 2005 and October 1, 2004, was $294.8 million and $223.4 million, respectively. The fair value estimates were based on market interest rates and other market information available to management as of each balance sheet date presented. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

Inventories:    Inventories are stated at the lower of average cost or market, primarily using the average cost method. Cost includes labor, material and overhead costs.

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

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss reserve is charged to cost of sales if product cost or the estimated contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment is recorded that would have an impact on our operating results.

Property, Plant, and Equipment:    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter.

During the second quarter of fiscal year 2004, as a result of valuations that were performed in connection with the Merger purchase price allocation, the Company revised the useful lives of its property, plant and equipment to reflect the current economic useful life of its assets. The following table summarizes the current useful lives for the main components of property, plant and equipment:

Asset Category	Years
Buildings	25
Land improvements	20
Process equipment	12
Machinery and equipment	7 to 12
Office furniture and equipment	5 to 10

Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis under the caption ‘‘General and administrative’’ in the accompanying Consolidated Statements of Operations.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets:    The Company accounts for business combinations using the purchase method of accounting pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations’’. Intangible assets acquired in a purchase method business combination are recognized and reported apart from goodwill, pursuant to the criteria specified by SFAS No. 141.

We account for goodwill and other intangible assets in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’. Identifiable intangible assets are amortized over their useful lives of up to 50 years. We test goodwill for impairment annually or more frequently if events and circumstances warrant.

Long-Lived Assets:    We account for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets, including property, equipment, and leasehold improvements, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We would recognize an impairment loss when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Product Warranty:    The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations.

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPI Holdco’s Floating Rate Senior Notes due 2015 (the ‘‘FR Notes’’), revolving commitment, term loan and CPI’s 8% Senior Subordinated Notes due 2012 (‘‘8% Notes’’) are amortized over a period of 10 years, 6 years, 6.5 years and 8 years, respectively. Due to refinancing at the Merger closing date, the Predecessor’s $1.8 million unamortized balance of deferred debt issue costs were charged to interest expense on January 22, 2004. As of September 30, 2005, deferred debt issue costs were $13.1 million and accumulated amortization was $2.0 million.

Comprehensive Income:    Comprehensive income includes net income as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains and losses on cash flow hedge contracts, net of tax.

Income Taxes:    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Risks and Credit Concentrations:    Defense-related applications, such as certain radar, electronic countermeasures and military communications, constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

Derivative Instruments and Hedging:    The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS No. 138, ‘‘Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133’’ and SFAS 149, ‘‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities.’’ In accordance with these standards, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. The Company uses foreign currency forward contracts to hedge Canadian dollar expenses and interest rate swap agreements to reduce its exposure to changes in variable interest rates on debt. Derivatives are not used for speculative purposes.

The Company’s derivatives are designated as cash flow hedges and the effective portion of the change in fair value of the derivative is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are reported on a net basis in the caption ‘‘General and administrative’’ in the Consolidated Statements of Operations.

Research and Development:    Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
CPI Sponsored	$7,218	5,253	2,200	6,860
Customer Sponsored	5,889	2,388	1,104	3,725
Total Incurred	$13,107	7,641	3,304	10,585

Stock-based Compensation:    As allowed by SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure,’’ the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Under this method, compensation expense is recorded only if the market price of the stock exceeded the exercise price at the measurement date. Since the Company’s stock is not publicly traded and therefore does not have a quoted market price, the Company computes an estimated market price of its stock based on valuation techniques for determining the fair value of closely held stock. The exercise prices of all stock options issued by CPI Holdco were at, or above, the estimated market price of the underlying stock at the date of issuance. The Company charges stock-based compensation expense against income under the caption ‘‘General

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and administrative’’ in the Consolidated Statements of Operations because the majority of holders of stock options are in administrative functions.

If compensation cost for the Company’s stock-based compensation plan had been determined using the fair value-based method of accounting under SFAS No. 123, then the Company’s net income (loss) would have changed to the pro forma amounts indicated below (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Net income (loss) as reported	$13,672	2,648	(4,570)	16,548
Add: Stock-based compensation included in net income (loss), net of tax	4,180	—	1,289	220
Deduct: Stock-based compensation
determined under fair value-based
method, net of tax	(4,642)	(415)	(227)	(533)
Pro forma net income (loss)	$13,210	2,233	(3,508)	16,235

Reclassifications:    Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation. Net operating results have not been affected by these reclassifications.

Newly Adopted and Recently Issued Accounting Pronouncements:    In March 2004, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on Issue No. 03-01, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’ (‘‘EITF 03-01’’). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (‘‘FASB’’) issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ‘‘Share-Based Payments’’ ("SFAS No. 123R"). SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. The Company is considered a non-public entity under SFAS No. 123R, accordingly, the Company is required to adopt SFAS No. 123R in the first quarter of its fiscal year 2007. We have not yet determined the impact of applying the provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs—an amendment of ARB No. 43, Chapter 4’’, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. We are required to adopt SFAS

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 151 in the beginning of fiscal year 2006 and its adoption is not expected to have a significant impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets,’’ (‘‘SFAS No. 153’’) an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal year 2006. We do not expect the adoption of SFAS No. 153 to have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations,’’ which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. We are required to adopt Interpretation No. 47 by the end of fiscal year 2006. We do not expect the implementation of Interpretation No. 47 to have a significant impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ SFAS No. 154 replaces APB Opinion No. 20, ‘‘Accounting Changes,’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statement,’’ and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal year 2007. Our results of operations and financial condition will only be impacted by SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

In June 2005, the FASB issued a FASB Staff Position (‘‘FSP’’) interpreting FASB Statement No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ specifically FSP 143-1, ‘‘Accounting for Electronic Equipment Waste Obligations’’ (‘‘FSP 143-1’’). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC (‘‘Directive’’), Waste Electrical and Electronic Equipment, which was adopted by the European Union (‘‘EU’’). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on our results of operations or financial condition.

In June 2005, the EITF reached a consensus on Issue No. 05-06, ‘‘Determining the Amortization Period for Leasehold Improvements’’ (‘‘EITF 05-06’’). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. We do not expect the adoption of EITF 05-06 to have a material impact on our results of operations or financial condition.

3.    Mergers

Cypress Merger:    On January 23, 2004, CPI Holdco’s wholly-owned subsidiary, CPI Merger Sub Corp. (‘‘Merger Sub’’), merged (‘‘Merger’’) with and into Communications & Power Industries Holding Corporation (‘‘Holding’’ or the ‘‘Predecessor’’) pursuant to the terms of the Agreement and Plan of Merger (the ‘‘Merger Agreement’’), dated as of November 17, 2003, by and among Holding,

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPI Holdco, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of Holding, under which CPI Holdco, a corporation controlled by affiliates of The Cypress Group (‘‘Cypress’’), agreed to acquire Holding. In the Merger, each share of Holding’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI Holdco), were converted into the right to receive a pro rata portion of the aggregate merger consideration of $131.7 million. In connection with the Merger, CPI Holdco received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 4,251,122 shares of common stock of CPI Holdco. Members of management of Holding, as a result of rolling over their options to purchase common stock of Holding, received stock options to purchase 167,513 shares (subsequently adjusted to 298,341 shares, see Note 12) of common stock of CPI Holdco (‘‘Rollover Options’’). The estimated fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004.

In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of $74.0 million outstanding aggregate principal amount of its 12% Senior Subordinated Notes (‘‘12% Notes’’) and redeemed the 12% Notes in full, each pursuant to the terms of the Indenture governing the 12% Notes. In addition, CPI terminated its credit facility, and Holding paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock.

The Merger transaction was accounted for using the purchase method of accounting as required by the Statement of Financial Accounting Standards (‘‘SFAS’’) No.141, ‘‘Business Combinations’’. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability. The following table summarizes the final allocation of fair value of the assets acquired and liabilities assumed at January 23, 2004 (in thousands):

Net current assets	$33,368
Property, plant and equipment	70,079
Identifiable intangible assets	92,160
Acquired in-process research and development	2,500
Goodwill	139,614
Debt and preferred stock	(172,881)
Deferred tax liabilities, net	(33,169)
Total	$131,671

Net current assets includes $5.5 million for the revaluation of inventory. The $2.5 million of acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility on January 23, 2004 and had no alternative future use. Accordingly, this amount was written off at the Merger date. The value assigned to acquired in-process research and development is related to technology application projects involving development of VEDs for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications. The following table presents details of the purchased intangible assets acquired (in thousands):

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Useful Life	Amount
Tradename	indefinite	$4,400
Landlease	45 years	11,810
Backlog	1 year	17,450
Technology	37	58,500
Total		$92,160

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

	Fiscal Year
	2004	2003
Sales	$282,185	$265,434
Net income	$16,313	$11,640

Corporate Reorganization:    On March 12, 2004, Holding was merged with and into its wholly-owned subsidiary, CPI, with CPI as the surviving corporation (the ‘‘Intercompany Merger’’). As a result of the Intercompany Merger, all of the obligations of Holding existing prior to the Intercompany Merger became obligations of CPI. CPI is a wholly owned subsidiary of CPI Holdco. CPI Holdco is a holding company with no operations of its own.

4.    Econco Acquisition

On October 8, 2004, CPI purchased all of the outstanding stock of Econco Broadcast Service, Inc. (‘‘Econco’’) of Woodland, California for cash consideration of $18.3 million. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.

The Econco acquisition was accounted for using the purchase method of accounting as required by Financial Accounting Standards Board (‘‘FASB’’) Statement No. 141, ‘‘Business Combinations.’’  Accordingly, the assets and liabilities of Econco were adjusted to their fair values and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon independent appraisals and internal estimates of cash flow and recoverability.

The following table summarizes the allocation of the fair value of the Econco assets acquired and liabilities assumed (in thousands):

Net current assets	$2,049
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	5,848
Total	$18,346

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net current assets includes $0.4 million for the revaluation of inventory. The following table presents details of the purchased intangible assets acquired (in thousands):

	Weighted Average Useful Life	Amount
Non-compete agreement	5 years	$110
Tradename	indefinite	1,400
Customer list and programs	25 years	5,700
Total		$7,210

The consolidated financial statements include Econco’s financial results from the acquisition date. Pro forma results of operations, as if the acquisition had occurred at the beginning of fiscal year 2004 and 2005, have not been presented because the proforma results are not materially different from the Company’s consolidated results of operations as presented in the accompanying consolidated statements of operations.

5.    Supplemental Balance Sheet Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts of $0.7 million at the end of fiscal years 2005 and 2004.

Inventories:    The following table provides details of inventories (in thousands):

	September 30, 2005	October 1, 2004
Raw material and parts	$29,627	$23,500
Work in process	12,540	10,067
Finished goods	8,453	4,507
Total inventories	$50,620	$38,074

Property, Plant, and Equipment:    The following table provides details of property, plant and equipment (in thousands):

	September 30, 2005	October 1, 2004
Land and land leaseholds	$21,255	$20,955
Buildings	27,874	23,669
Machinery and equipment	32,373	27,157
Construction in progress	11,373	1,393
	92,875	73,174
Less accumulated depreciation and amortization	(9,251)	(3,047)
Net property, plant and equipment	$83,624	$70,127

At September 30, 2005, construction in progress included $10.3 million for capital equipment, building and land lease improvements related to the relocation of the San Carlos production facility to Palo Alto, California.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets:    The following tables present the details of the Company’s total purchased intangible assets (in thousands):

September 30, 2005	Cost	Accumulated Amortization	Net
Technology	$58,500	$(3,317)	$55,183
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(444)	11,366
Tradename	5,800	—	5,800
Customer list and programs	5,700	(197)	5,503
Noncompete agreement	110	(21)	89
Total	$99,370	$(21,429)	$77,941

October 1, 2004	Cost	Accumulated Amortization	Net
Technology	$58,500	$(1,350)	$57,150
Customer backlog	17,450	(12,148)	5,302
Land lease	11,810	(181)	11,629
Tradename	4,400	—	4,400
Total	$92,160	$(13,679)	$78,481

The estimated future amortization expense of purchased intangibles as of September 30, 2005 was as follows (in thousands):

Fiscal Year	Amount
2006	$2,451
2007	2,451
2008	2,451
2009	2,451
2010	2,429
Thereafter	59,908
Total	$72,141

Goodwill:    The following table presents the changes in goodwill by reportable segment during fiscal year 2005 (in thousands):

	October 1, 2004	Acquired	September 30, 2005
VED	$125,769	$5,848	$131,617
Satcom Equipment	13,845	—	13,845
Total	$139,614	$5,848	$145,462

As more fully described in Note 4 ‘‘Econco Acquisition’’, goodwill acquired consists of the excess of the purchase price for Econco over the fair value of the assets acquired.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses:    The following table provides details of accrued expenses (in thousands):

	September 30, 2005	October 1, 2004
Payroll and employee benefits	$16,781	$13,484
Accrued interest	3,707	1,835
Other accurals	6,759	5,620
Total accrued expenses	$27,247	$20,939

Product Warranty:    The following table summarizes the activity related to product warranty during fiscal years 2005 and 2004 (in thousands):

	September 30, 2005	October 1, 2004
Beginning accrued warranty	$6,074	$5,401
Econco acquisition	112	—
Cost of warranty claims	(5,519)	(4,527)
Accruals for product warranty	5,692	5,200
Ending accrued warranty	$6,359	$6,074

6.    Long-Term Debt

Long-term debt comprises the following (in thousands):

	September 30, 2005	October 1, 2004
Term loan, expiring 2010	$80,000	$89,550
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $769 of issue discount of $769	79,231	—
	284,231	214,550
Less: Current portion	—	3,944
Long-term portion	$284,231	$210,606

Senior Credit Facility and Term Loan of CPI:    In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005 and April 13, 2005 (the ‘‘Senior Credit Facility’’). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (‘‘Revolver’’), which expires on January 23, 2010, and an $89.6 million term loan (which was reduced from the original $90.0 million amount) (‘‘Term Loan’’), which expires on July 23, 2010. As of September 30, 2005, the Company had no outstanding borrowings under the Revolver and $80.0 million remained outstanding under the Term Loan with no required current portion as the Company made optional prepayments in fiscal year 2005 of $5.7 million. Upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $75 million. The Senior Credit Facility is guaranteed by CPI Holdco and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

The Revolver borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (‘‘ABR’’) plus 1.75% per annum. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of September 30, 2005 (1) the Term Loan borrowing consisted of one tranche of $80 million with interest payable on November 14, 2005, at 6.03% per annum and (2) a Revolving commitment of $4.7 million for letter of credit exposure; with Letter of Credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

The Senior Credit Facility requires 1.0% of the original Term Loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. CPI is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI Holdco, CPI or any of CPI’s subsidiaries; (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI Holdco, CPI or any of CPI’s subsidiaries, (3) all such proceeds paid to CPI Holdco, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI Holdco.

CPI is also required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of Excess Cash Flow (‘‘ECF’’), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to, but not including, the September 30, 2009 scheduled principal installment. Based on a forecasted calculation of ECF, CPI does not anticipate that it will be required to make an ECF payment for the fiscal year ending September 30, 2005, due to the optional prepayment made in March 2005 in excess of the ECF payment calculation.

CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary ‘‘breakage’’ costs with respect to LIBOR loans. On March 31, 2005, CPI made an optional prepayment of $5.7 million, in addition to the quarterly scheduled Term Loan amortization payment. The optional prepayment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to June 30, 2009, with the balance applied to the September 30, 2009 installment.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI Holdco, CPI and CPI’s subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI Holdco must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI Holdco and its subsidiaries. As of September 30, 2005, CPI and CPI Holdco were in compliance with all Senior Credit Facility financial covenants.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject in certain cases to applicable notice provisions and grace periods, events of default under the Senior Credit Facility include, among other things: failure to make payments when due; breaches of representations and warranties in the documents governing the Senior Credit Facility; non-compliance by CPI Holdco, CPI and/or CPI’s subsidiaries with certain covenants; failure by CPI Holdco, CPI and/or CPI’s subsidiaries to pay certain other indebtedness or to observe any other covenants or agreements that would allow acceleration of such indebtedness, collectively in excess of $5.0 million at any time; events of bankruptcy or insolvency of CPI Holdco, CPI and/or CPI’s subsidiaries; certain uninsured and unstayed judgments of $5.0 million or more against CPI Holdco; impairment of the security interests in the collateral or the guarantees under the Senior Credit Facility; and a change in control, as defined in the documents governing the Senior Credit Facility.

8% Senior Subordinated Notes of CPI:    In connection with the Merger on January 23, 2004, CPI issued $125 million in aggregate principal amount of its 8% Senior Subordinated Notes (‘‘8% Notes’’). The proceeds of the 8% Notes were used to redeem the Predecessor’s outstanding indebtedness and pay part of the Merger consideration. The 8% Notes have no sinking fund requirements.

The 8% Notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI Holdco and each of CPI’s domestic subsidiaries. The payment of all obligations relating to the 8% Notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% Notes) of CPI, including debt under the Senior Credit Facility. Each guarantee of the 8% Notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% Notes) on the same basis as the 8% Notes are subordinated to CPI’s senior debt.

At any time or from time to time on or after February 1, 2008, CPI, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2008	104%
2009	102%
2010 and thereafter	100%

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, CPI may redeem up to 35% of the aggregate principal amount of the 8% Notes at a redemption price equal to 108% of the principal amount of the 8% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings. At any time on or prior to February 1, 2008, the 8% Notes may also be redeemed or purchased (by CPI or any other person) in whole but not in part, at CPI’s option, upon the occurrence of a change of control (as defined in the indenture governing the 8% Notes) at a price equal to 100% of the principal amount of the 8% Notes, plus a ‘‘make-whole’’ premium (as defined in the indenture governing the 8% Notes) to the redemption price on February 1, 2008, and accrued and unpaid interest, if any, to, the date of redemption or purchase.

Upon a change of control, CPI will be required to offer to purchase all or any part of the 8% Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the 8% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI and its restricted subsidiaries (as defined in the indenture governing the 8% Notes) to incur additional indebtedness, sell assets, consolidate or

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the 8% Notes include: failure to make payments on the 8% Notes when due; failure to comply with covenants in the indenture governing the 8% Notes; a default under certain other indebtedness of CPI or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Floating Rate Senior Notes of CPI Holdco:    On February 22, 2005, CPI Holdco issued $80.0 million in principal amount of its Floating Rate Senior Notes (‘‘FR Notes’’). The FR Notes were issued at a 1% discount. The proceeds from the issuance of FR Notes were used to make a special cash dividend to stockholders of CPI Holdco of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. CPI Holdco may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI Holdco elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

The FR Notes are general unsecured obligations of CPI Holdco. The FR Notes are not guaranteed by any of CPI Holdco’s subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of CPI Holdco’s subsidiaries. The FR Notes are senior in right of payment to CPI Holdco’s existing and future indebtedness that is expressly subordinated to the FR Notes.

At any time or from time to time prior to February 1, 2007, CPI Holdco, at its option, may redeem the FR Notes in whole or in part at a ‘‘make whole’’ premium, plus accrued and unpaid interest to the date of redemption. At any time or from time to time on or after February 1, 2007, CPI Holdco, at its option, may redeem the Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

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

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon a change of control, as defined in the indenture governing the FR Notes, CPI Holdco will be required to offer to purchase all or any part of the outstanding FR Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the FR Notes contains certain covenants that, among other things, limit the ability of CPI Holdco and its restricted subsidiaries (as defined in the indenture governing the FR Notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the FR Notes include: failure to make payments on the FR Notes when due; failure to comply with covenants in the indenture governing the FR Notes; a default under certain other indebtedness of CPI Holdco or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI Holdco or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Debt Maturities:    As of September 30, 2005, maturities on long-term debt were as follows (in thousands):

Fiscal Year	Amount
2006	$0
2007	0
2008	0
2009	16,000
2010	64,000
Thereafter	205,000
Total	$285,000

7.    Preferred Stock of CPI

At the closing of the Merger, CPI redeemed all of the outstanding shares of the Senior Redeemable Preferred Stock of CPI and Junior Preferred Stock of CPI and unpaid dividends were paid in full.

Senior Redeemable Preferred Stock of CPI:    Dividends on the Senior Preferred Stock accrued at the rate of 14% per annum, payable quarterly.

Junior Preferred Stock of CPI:    Dividends on the Junior Preferred Stock accrued at the rate of 14% per annum, payable quarterly. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI was required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. At a value of $100 per share, the Predecessor paid preferred dividends on its Junior Preferred Stock through the issuance of 23,955, and 38,509 shares of Junior Preferred Stock for the 16-week period ended January 22, 2004 and for fiscal year 2003, respectively.

In December 2004, CPI filed a restated Certificate of Incorporation that does not allow for the issuance of preferred stock.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Contingencies and Commitments

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

The Company entered into employment agreements with certain members of executive management that include provisions for the continued payment of salary, benefits and a pro-rata portion of annual bonus upon employment termination for periods ranging from 12 months to 30 months.

9.    Leases

At September 30, 2005, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. A summary of future minimum lease payments follows (in thousands):

Fiscal Year	Optional Leases
2006	$1,303
2007	1,011
2008	870
2009	796
2010	692
Thereafter	3,659
Total future minimum lease payments	$8,331

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.3 million, $1.0 million, $0.4 million, and $1.3 million, for the fiscal year 2005, the 36-week period ended October 1, 2004, the 16-week period ended January 22, 2004, and fiscal year 2003, respectively.

10.    Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of September 30, 2005, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $12.1 million; the last forward contract expires on March 10, 2006. At September 30, 2005 and October 1, 2004, the fair value of foreign currency forward contracts was $1.7 million and $2.4 million, respectively, and the unrealized gain was approximately $1.2 million and $1.4 million, net of related tax expense, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. The unrealized gains and losses from foreign exchange forward contracts are included in ‘‘Accumulated Other Comprehensive Income’’ in the Condensed Consolidated Balance Sheet, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in General and Administrative in the Consolidated Statements of Operations when the hedged item affects earnings. The time value was not material for fiscal years 2005 or 2004. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the Company promptly recognizes the gain or loss on the associated financial instrument in General and Administrative in the

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2005 and 2004. Realized gains and losses from foreign currency forward contracts are recognized in Cost of Sales and General and Administrative in the Consolidated Statements of Operations. For fiscal years 2005 and 2004, net income includes forward currency gains of $1.3 million and $20,000, respectively.

In April 2005, the Company expanded its use of derivatives to hedge the interest rate exposure associated with the FR Notes expiring February 1, 2015. On April 15, 2005, the Company entered into an $80 million interest rate swap contract (‘‘the Swap’’) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. In fiscal year 2005, the Company deposited $1.0 million as collateral for the Swap, which is included as Other Long-term Assets in the accompanying Consolidated Balance Sheets. The amount of collateral fluctuates based on the fair value of the Swap. The unrealized gains and losses from the Swap are included in ‘‘Accumulated Other Comprehensive Income’’ in the Consolidated Balance Sheet. The ineffective portion of the Swap was not significant and all parts of the interest rate swap gain or loss is included in the assessment of hedge effectiveness. At September 30, 2005, the fair value of the Swap was $0.7 million and the unrealized gain was approximately $0.4 million, net of related tax expense.

11.    Special Cash Dividend

In February 2005, the Board of Directors declared a special cash dividend to stockholders of approximately $75.8 million. The special cash dividend was made on the basis of the stockholders’ relative ownership in CPI Holdco’s outstanding common stock; Cypress received $75.4 million and our Outside Directors (as defined in Footnote 16) of the Company received a total of $0.4 million. This dividend was paid out of the net proceeds from the issuance of the $80 million in principal amount of FR Notes issued in February 2005.

12.    Stock-Based Compensation Plans

As a result of the special cash dividend to stockholders in February 2005, CPI Holdco adjusted the stock options outstanding under the Predecessor’s 2000 Stock Option Plan and CPI Holdco’s 2004 Stock Incentive Plan pursuant to the terms of those plans to reflect the special cash dividend made to the stockholders of CPI Holdco. As a result of these adjustments, the exercise price of the options outstanding under these plans was adjusted by dividing the prior exercise price of such options by 1.781, the number of shares issuable upon exercise of those options was adjusted by multiplying the number of shares previously issuable pursuant to the options by 1.781, and the total number of shares reserved for issuance under each such plan was also increased by a factor of 1.781. These adjustments increased the number of options outstanding from approximately 526,000 to 937,000 and reduced the range of exercise prices of the options outstanding from $1.10 to $36.00 per share down to $0.62 to $20.21 per share. All share and per share information presented has been adjusted for this equity restructuring transaction.

In accordance with FASB Interpretation 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation,’’ the Company determined that there were no accounting consequences for the adjustments made to the number of options issued and their respective exercise prices. It was determined that the aggregate intrinsic value of the stock options immediately after the adjustment was not greater that aggregate intrinsic value of the stock options immediately before the adjustment, and the ratio of exercise price per share to the market value was not reduced.

2004 Stock Incentive Plan:    In January 2004, CPI Holdco established the 2004 Stock Incentive Plan (‘‘the 2004 Plan’’) to provide an incentive for key employees, consultants, advisors and directors

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of CPI Holdco and its subsidiaries, and reserved 623,350 shares of CPI Holdco’s common stock for issuance thereunder. In September 2004, an amendment was made to the 2004 Plan to increase the shares reserved for issuance under the 2004 Plan by 89,050 to 712,400 shares. Awards under the 2004 Plan may include stock options, stock appreciation rights, restricted stock, stock awards or any combination thereof. Options granted under the 2004 Plan shall be non-qualified stock options or incentive stock options, as determined by the Compensation Committee of the Board of Directors (‘‘the Committee’’), and as evidenced by the related award agreements. The option price shall be determined by the Committee, but with respect to incentive stock options, shall not be less than the fair market value on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the common stock on the date of grant and the options shall not be exercisable later than five years from the date of grant. As of September 30, 2005, 61,540 shares remain available for future issuance under the 2004 Plan.

CPI Holdco issued both time (‘‘Time’’) and performance (‘‘Performance’’) stock option awards under the 2004 Plan. Time stock option awards vest at a rate of 20% to 25% per fiscal year based on the grant date. Performance option awards vest at a rate of 20% to 25% per year if the Company achieves certain minimum annual EBITDA targets. All stock option grants under the 2004 Plan were issued at exercise prices equal to or greater than the estimated market price of the Company’s common stock at option grant date.

For Performance stock options, stock-based compensation expense is charged to income over the stock option vesting period that corresponds with the performance measurement period. Stock-based compensation expense is determined based on an estimate of the number of performance stock options expected to vest multiplied by the difference between (a) the estimated market price of the stock at the performance measurement date and (b) the option exercise price. At year end, the estimated market price of our stock was based upon a fair value estimate that was determined by an independent appraisal company. The Company was expecting to meet the EBITDA targets for all performance stock option awards that were granted under the 2004 Plan.

In September 2005, the Committee approved the acceleration of vesting of all unvested Performance stock options as of September 30, 2005. The purpose of the acceleration was to reward management for its performance. Stock-based compensation expense associated with the acceleration of vesting of 163,691 Performance stock options was $2.8 million. In fiscal year 2005, total stock-based compensation expense of $7.0 million includes the expense from the acceleration of vesting of stock options. In fiscal year 2004, no stock-based compensation expense was recorded for Performance stock options because the estimated market price of the stock during the 36-week period ended October 1, 2004 was not greater than the option exercise prices. In fiscal year 2003, the Predecessor issued stock options to employees that were subsequently determined to have been issued below the estimated market price of the stock on the date of grant. The stock-based compensation expense associated with the 2003 stock options was amortized as a charge against income on a straight-line basis over the four-year vesting period until the stock options became fully vested at the time of the Merger.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s Time stock options under the 2004 Plan, is presented below:

	Year Ended September 30, 2005		36-Week period ended October 1, 2004
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	374,915	$13.47	—	—
Granted	5,000	$21.34	376,473	$13.47
Forfeited	(624)	$13.21	(1,558)	$13.21
Exercised	—	—	—	—
Outstanding at end of period	379,291	$13.58	374,915	$13.47
Option exercisable at end of period	148,212		91,692
Weighted-average fair value of options granted during the period		$12.46		$2.64

A summary of the status of the Company’s Performance stock options under the 2004 Plan, is presented below:

	Year Ended September 30, 2005		36-Week period ended October 1, 2004
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	267,193	$13.21	—	—
Granted	5,000	$21.34	268,751	$13.21
Forfeited	(624)	$13.21	(1,558)	$13.21
Exercised	—	—	—	—
Outstanding at end of period	271,569	$13.36	267,193	$13.21
Option exercisable at end of period	271,569		66,798
Weighted-average fair value of options granted during the period		$12.46		$2.84

2000 Stock Option Plan:    In accordance with the terms of the stock option agreements, the unvested stock options outstanding under Holding’s 2000 Stock Option Plan (‘‘the 2000 Plan’’) became fully vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI Holdco (‘‘Rollover Options’’) or exercise their stock options. Management elected to rollover options to purchase 298,341 shares of common stock at prices ranging from $0.62 to $2.25 per share. The Rollover Options have a minimum price guarantee of $13.212 per share based on the Merger consideration value that would have been received at the closing of the Merger if the options had been exercised at that time. The Rollover Options are otherwise subject to the terms of the 2000 Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment. No further options are available for issuance under the 2000 Plan.

With respect to options granted in fiscal year 2003, the Company recorded deferred stock-based compensation of approximately $1.5 million for the difference between the exercise price at the grant date and the fair value as determined by the Board of Directors. The total deferred stock-based compensation was amortized to expense on a straight-line basis over the four-year vesting period until these options became fully vested at Merger closing. At Merger closing, the unrecognized deferred stock compensation cost of $1.2 million was charged to expense.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options under the 2000 Plan, is presented below:

	Year Ended September 30, 2005		36-Week period ended October 1, 2004		16-Week period ended January 22, 2004		Year Ended October 3, 2003
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	295,669	$0.98	541,513	$1.23	541,513	$1.23	383,449	$2.25
Granted	—	—	—	—	—	—	340,171	$0.62
Forfeited	—	—	(2,672)	$1.71	—	—	(182,107)	$2.25
Exercised	—	—	(243,172)	$1.52	—	—	—	—
Outstanding at end of period	295,669	$0.98	295,669	$0.98	541,513	$1.23	541,513	$1.23
Option exercisable at end of period	295,669		295,669		541,513		147,111
Weighted-average fair value of options granted during the period		—		—		—		$4.73

The fair value of each option grant, note above, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30, 2005	36-Week period ended October 1, 2004	Year Ended October 3, 2003
Expected live (years)	5.96	6.67	5.00
Expected volatility	0.0%	0.0%	0.0%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.790%	3.660%	3.375%

The following table summarizes information about stock options outstanding at September 30, 2005:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Shares Exercisable	Weighted Average Exercise Price
$0.62	230,372	7.42	230,372	$0.62
$2.25	65,297	4.84	65,297	$2.25
$3.30	2,642	8.33	2,642	$3.30
$13.21	620,408	8.49	394,329	$13.21
$20.21	17,810	9.00	17,810	$20.21
$21.34	10,000	9.47	5,000	$21.34
	946,529		715,450

Holding Equity Plan:    In August 1995, Holding established the Holding 1995 Management Equity Plan (the "Holding Equity Plan"), under which certain of Holding's and CPI's present and former executive officers are participants. Under the Holding Equity Plan, participants were permitted to purchase shares of Holding common stock ("Management Shares") at a price determined by

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holding's Board of Directors to be the fair value of such Holding common stock on the date of the execution of an agreement to purchase the shares. In March 2003, the Company sold 100,000 shares to certain executive officers of Holding and CPI for $1.10 per share in cash under the Holding Equity Plan. In fiscal year 2003, the Company recorded compensation expense of $0.8 million related to this sale as the shares were determined to have been sold at less than the fair value. No additional shares will be purchased under the Holding Equity Plan.

13.    Employee Benefit Plans

Retirement Plans:    CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees, a pension contribution plan covering substantially all of its Canadian employees and a profit sharing plan covering substantially all of its Econco employees. These plans provide for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Except for the Econco profit sharing plan, all participant contributions and Company matching contributions are 100% vested. For the Econco profit sharing plan, employee contributions are 100% vested, while employer contributions vest ratably over a 5 year period beginning with the second year of service. The Non-Qualified Plan liability amounted to approximately $0.1 million as of September 30, 2005 and October 1, 2004. Total CPI contributions to these plans were $3.6 million, $2.0 million, $0.8 million, and $2.7 million, for the fiscal year ended September 30, 2005, the 36-week period ended October 1, 2004, the 16-week period ended January 22, 2004, and for the fiscal year 2003, respectively.

Defined Benefit Plan:    In fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer ("CEO"). The plan's benefits are based on the CEO's compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company. The plan's assets consist primarily of mutual funds and cash. The defined benefit pension plan is fully funded and the benefit obligation was $0.5 million and $0.4 million as of September 30, 2005 and October 1, 2004, respectively. Due to the immaterial amounts of the Company's defined benefit plan, additional disclosures in accordance with SFAS 87, "Employers' Accounting for Pensions", are not presented.

14.    Income Taxes

Income (loss) before income taxes for domestic and non-U.S. operations was as follows (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Domestic	$12,018	5,150	(4,103)	17,610
Non-U.S.	10,792	397	(28)	9,014
Total	$22,810	5,547	(4,131)	26,624

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Current
U.S. federal	$8,094	8,733	99	6,541
State	1,796	1,220	235	1,891
Non-U.S.	3,040	191	105	1,644
Total Current	12,930	10,144	439	10,076
Deferred
U.S. federal	(4,668)	(6,519)	—	—
State	23	(699)	—	—
Non-U.S.	853	(27)	—	—
Total Deferred	(3,792)	(7,245)	—	—
Income tax expense	$9,138	2,899	439	10,076

The significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	September 30, 2005	October 1, 2004
Deferred tax assets:
Inventory and other reserves	$9,067	8,966
Accrued vacation	1,840	1,755
Deferred compensation and other accruals	3,854	1,080
Capitalized merger costs	2,032	2,551
Foreign jurisdictions, net	43	36
State taxes	782	484
Net operating loss and credit carryforwards	—	1,464
Gross deferred tax assets	17,618	16,336
Valuation allowance	—	—
Total deferred tax assets	17,618	16,336
Deferred tax liabilities:
Accelerated depreciation	(12,297)	(13,108)
Acquisition-related intangibles	(26,297)	(28,532)
Other comprehensive income	(1,081)	(912)
Foreign jurisdictions, net	(1,153)	(617)
Total deferred tax liabilities	(40,828)	(43,169)
Net deferred tax liability	(23,210)	(26,833)

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax accounts were classified in the consolidated balance sheet as follows (in thousands):

	September 30, 2005	October 1, 2004
Deferred tax assets	$12,346	12,285
Deferred income taxes (liability)	(35,556)	(39,118)
Net deferred tax liability	$(23,210)	(26,833)

In connection with the January 23, 2004 Merger, the Company recorded an initial deferred tax liability of $48.2 million for the differences between the fair value of assets and liabilities acquired and their tax basis (excluding the portion of goodwill for which amortization is not deductible for tax purpose and certain other items). The Company also recognized the reversal of a previously established valuation allowance as a credit to goodwill as part of the allocation of purchase price rather than as a reduction of the income tax provision. The amount of valuation allowance credited to goodwill was $12.2 million. The reversal of the valuation allowance was based on the level of recent taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. Management currently believes that it is more likely than not that the Company will realize the benefits of these deductible differences between book income and taxable income. As of September 30, 2005 and October 1, 2004, the Company had no valuation allowance established against its deferred tax assets. There was no change in the total valuation allowance for fiscal year 2005, and the net change in the total valuation allowance for fiscal year 2004 was a decrease of $10.3 million.

During the 36-week period ended October 1, 2004, the Company recognized a tax benefit related to the exercise of certain nonqualified stock options. The tax benefit from the exercise of the nonqualified stock options of approximately $0.5 million was credited directly to a component of stockholders' equity.

As of September 30, 2005, the Company had fully utilized the federal and state net operating loss carryforwards and federal foreign tax credit carryforward and had no net operating loss and foreign tax credit carryforwards to reduce future income subject to income taxes.

The Company is currently under examination by the Canada Revenue Agency for its tax returns filed in fiscal years 2000 through 2003. The Company believes that adequate accruals have been provided for any adjustments that may result from the current examination. In addition, the Company has provided adequate amounts for anticipated tax audit adjustments in various jurisdictions based on its estimate of additional taxes and interest due.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the effective income tax rate and the statutory federal income tax rate were as follows:

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended September 30, 2005 (Predecessor)
Statutory federal income tax rate	35.0%	35.0%	(35.0)%	35.0%
Extraterritorial income exclusion benefit	(1.0)	—	—	—
Foreign tax rate differential	0.1	1.7	4.3	(0.2)
State taxes	5.2	6.1	3.7	4.6
In-process reasearch and development	—	8.9	—	—
Non-deductible expenses	0.8	0.6	0.6	1.4
Deferred tax assets not benefited	—	—	37.0	(3.0)
Effective tax rate	40.1%	52.3%	10.6%	37.8%

15.    Segments, Geographic and Customer Information

The Company has two reportable segments: VED and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of five divisions, which have been aggregated. The satcom equipment segment consists of one division. Each division has a President that reports either to the Chief Operating Officer, who in turns reports to the Chief Executive Officer ("CEO"), or directly to the CEO.

The CEO evaluates performance and allocates resources to each of these divisions based on the Company's principal performance measure, earnings before interest, income taxes, depreciation and amortization and certain other non-cash charges ("EBITDA"). These five divisions have similar economic characteristics as measured by EBITDA. The Company's analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated divisions are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and (iv) their distribution and sales methods.

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the VED will be located. These products are distributed through the Company's direct sales force, independent sales representatives and distributors.

The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post sales support. Its products are distributed through the Company's direct sales force and independent sales representatives.

Amounts not reported as VED or satcom equipment are reported as other. Other for capital expenditures consists primarily of facility improvements and capital equipment for corporate and common facilities. Other for EBITDA consists primarily of corporate operating expenses and international subsidiary sales expenses. Corporate operating expenses include; headquarters general and administrative expenses, Merger expenses, stock-based compensation expenses and purchase accounting charges related to the Merger and Econco acquisition. Other for total assets consists primarily of investments in subsidiaries, corporate cash and cash equivalents and the net book value of corporate property, plant and equipment.

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and marketing, and certain finance and administration expenses, are allocated to the divisions and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Sales from external customers
VED	$262,291	175,294	69,048	219,870
Satcom equipment	58,441	26,972	10,871	45,564
Total	$320,732	202,266	79,919	265,434
Intersegment product transfers
VED	$25,106	10,907	4,070	15,662
Satcom equipment	74	20	—	—
Total	$25,180	10,927	4,070	15,662
Capital expenditures
VED	$7,362	2,958	403	2,612
Satcom equipment	456	67	23	352
Other	9,313	292	33	103
Total	$17,131	3,317	459	3,067
EBITDA
VED	$69,675	46,080	15,889	50,850
Satcom equipment	6,421	1,047	(229)	4,183
Other	(18,799)	(14,311)	(9,111)	(7,576)
Total	$57,297	32,816	6,549	47,457

	September 30, 2005 (Successor)	October 1, 2004 (Successor)	October 3, 2003 (Predecessor)
Total assets
VED	$344,782	326,268	94,671
Satcom equipment	39,473	33,186	13,045
Other	71,627	71,753	74,252
Total	$455,882	431,207	181,968

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income (loss) to EBITDA (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Net income (loss)	$13,672	2,648	(4,570)	16,548
Depreciation and amortization	14,177	16,751	1,778	6,293
Interest expense, net	20,310	10,518	8,902	14,540
Income tax expense	9,138	2,899	439	10,076
EBITDA	$57,297	$32,816	$6,549	$47,457

Geographic sales by customer location were as follows (in thousands):

	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
United States	$214,460	144,569	52,417	175,880
All foreign countries	106,272	57,697	27,502	89,554
Total sales	$320,732	202,266	79,919	265,434

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

Net property, plant and equipment by geographic area was as follows (in thousands):

	September 30, 2005	October 1, 2004
United States	$75,589	$62,162
Canada	7,924	7,888
Other	111	77
Total	$83,624	$70,127

The United States Government is the only customer that accounted for 10% or more of the Company's consolidated sales in fiscal years 2005, 2004 and 2003. Direct sales to the United States Government were $58.0 million, $42.6 million, $17.0 million, and $51.3 million, for fiscal year 2005, the 36-week period ended September 30, 2004, the 16-week period ended January 22, 2004, and fiscal year 2003, respectively. Accounts receivable from this customer represented 13% and 21% of consolidated accounts receivable at the end of fiscal years 2005 and 2004, respectively.

16.    Related Party Transactions

Merger Fees:    In connection with the Merger, the Predecessor paid merger fees for financial advisory and investment banking services of $1.2 million to Leonard Green & Partners, L.P. ("LGP"), an affiliate of the general partner of Green Equity Investors II, L.P., Holding's majority stockholder, and the Successor paid $2.5 million to Cypress Advisors, an affiliate of the general partner of Cypress Merchant Banking Partners II L.P., CPI Holdco's majority stockholder, and $0.3 million to Chris Toffales, a director of CPI and CPI Holdco. The financial advisory fees paid to Chris Toffales were for services performed prior to his appointment to the Board of Directors.

The Merger fees paid to LGP were charged to Merger Expenses in the Consolidated Statement of Operations for the 16-week period ended January 22, 2004. The Merger fees paid to Cypress were

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported as a reduction to the $100 million equity contribution from affiliates of Cypress. The advisory fees paid to Chris Toffales were accounted for as part of the Merger purchase price since they were a direct cost of the Merger.

Outside Advisors:    Holding had a management services agreement with LGP to pay approximately $0.4 million, plus out-of-pocket expenses, annually to LGP. Certain individuals who were stockholders of the general partner of LGP were members of the Board of Directors of Holding and CPI. The management services agreement provided for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. For the 16-week period ended January 22, 2004 and for fiscal year 2003, the Company paid $0.1 million and $0.4 million to LGP, respectively.

Outside Directors:    Directors that are neither our officers nor principals or employees of Cypress (each, an "Outside Director") receives compensation of $32,500 per year plus $1,250 for each Board or Committee meeting attended. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board of directors and its committees. In March 2004, Mr. Targoff and Mr. Toffales purchased 21,256 and 3,188 shares of common stock of the Company, respectively, at a price of $23.52 per share. Mr. Toffales also provided consulting services to the Company and was paid fees of $3,750 and $22,500, plus related out-of-pocket expenses, in fiscal year 2005 and for the 36-week period ended October 1, 2004, respectively.

Outside Directors are also entitled to receive options to purchase shares of common stock of CPI Holdco under the 2004 Plan. During fiscal year 2004, 4,500 options (subsequently adjusted to 8,014 options) were granted to each of Mr. Targoff and Mr. Toffales. The exercise price of the options is $23.52 per share (subsequently adjusted to $13.21 per share), which was the fair value on the date of grant; such options vest at a rate of 20% per year and expire ten years from the date of grant. As discussed in Note 12, "Stock-based Compensation Plans", option shares and prices have been adjusted as a result of the equity restructuring as a result of the special cash dividend to stockholders in February 2005.

Stockholder Loans:    In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for the shares of common stock purchased pursuant to such plan (the "Management Shares") by delivery of a secured promissory note (collectively, the "Management Notes") to Holding. Outstanding principal under each type of Management Note bore interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. At the Merger closing, Management Notes of $1.3 million were paid in full through a reduction of proceeds from the sale of Management Shares.

17.    San Carlos Sale Agreement

The Company has entered into an agreement, dated February 2003, to sell the land and close its facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid the Company a $13.0 million deposit on the purchase price, which the Company is using to defray the costs of moving its San Carlos operations to its Palo Alto facility and to a new location in the Palo Alto area. The $13.0 million deposit is nonrefundable unless the Company breaches the sale agreement. In connection with the sale agreement, the Company entered into an agreement regarding environmental conditions at the property and was named as an additional insured on a pollution liability insurance policy obtained by the purchaser that is intended to fund the remediation of the contamination of the San Carlos property to permit hospital and other "unrestricted" uses under the direction of the applicable environmental regulatory agency.

The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the property. Although there can be no assurance that the sale of the San Carlos property will occur, the Company expects to close the sale of the property in fiscal year 2007.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. ("Varian"), and the Company dated June 9, 1995, as amended, the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to waive certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of September 30, 2005. In addition, the Company has agreed to relieve Varian of certain of its indemnity obligations to the Company for certain environmental liabilities related to the San Carlos property relating to periods prior to August 1995, and to reimburse Varian for certain potential environmental costs related to the San Carlos property that are not covered by insurance. The Company and Varian have also agreed to certain use restrictions and environmental cost-sharing provisions related to the Company's property in Beverly, Massachusetts, and the Company has relinquished its right to redevelop that property for residential or similar use.

As of September 30, 2005, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Consolidated Balance Sheets. As of September 30, 2005, the Company had capitalized recoverable selling costs of $0.7 million relating to the sale of the San Carlos property and classified these amounts as other long-term assets in the accompanying Consolidated Balance Sheet. The San Carlos land and building had a net book value of $23.7 million as of September 30, 2005 and the building continues to be depreciated over its remaining useful life. Based on current projections, the Company does not expect to recognize a loss on the sale of the San Carlos property.

18.    Quarterly Financial Data (Unaudited)

In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period (in thousands).

Year Ended September 30, 2005	First Quarter (Successor)	Second Quarter (Successor)	Third Quarter (Successor)	Fourth Quarter (Successor)
Sales	$73,733	84,463	87,639	74,897
Gross profit	$23,704	29,077	29,791	22,129
Net income (loss)	$3,098	6,320	6,698	(2,444)

Net loss in the fourth quarter of fiscal year 2005 included stock-based compensation expense of $2.8 million from the acceleration of vesting of performance stock options that were expected to vest in fiscal years 2006, 2007 and 2008, assuming that the performance criteria would have been achieved.

Year Ended October 1, 2004	First Quarter (Predecessor	January 3, 2004 to January 22, 2004 (Predecessor)	January 23, 2004 to April 2, 2004 (Successor)	Third Quarter (Successor)	Fourth Quarter (Successor)
Sales	$68,313	11,606	65,641	72,345	64,280
Gross profit	$21,172	2,558	19,614	21,953	19,527
Net income (loss)	$4,839	(9,409)	(6,833)	11,471	(1,990)

CPI HOLDCO, INC.
and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Subsequent Events

On December 15, 2005, CPI Holdco and CPI entered into Amendment No. 3 (the "Amendment"), to CPI's Senior Credit Facility. The Amendment increased the commitments under the term loan facility by $10 million, and CPI borrowed an additional $10 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20 million) to CPI Holdco to fund a dividend by CPI Holdco to its stockholders, (2) amends the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI's fiscal year 2006 by the excess of the amount of the dividend described in clause (2) over the gross proceeds of the $10 million additional borrowing, and (3) permits CPI or CPI Holdco to use up to $70 million of the proceeds of the first equity issuance by CPI Holdco to repurchase or redeem the FR Notes or the 8% Notes.

CPI used the proceeds of the additional term loan borrowing to fund a portion of a special cash dividend of $17 million paid to the holders of CPI Holdco's common stock on December 15, 2005. In addition, on December 15, 2005, CPI's Board of Directors approved a payment of $3,250,000 in bonuses to CPI employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in Company value.

20.    Supplemental Guarantors Condensed Consolidating Financial Information

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI Holdco and all of CPI's domestic subsidiaries. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company's management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI Holdco or Holding, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of CPI Holdco.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, (Successor)
(in thousands)

	Parent (CPI Holdco)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash and cash equivalents	$33	25,528	323	627	—	26,511
Restricted cash	—	—	1,180	107	—	1,287
Accounts receivable, net	—	22,082	5,531	13,020	—	40,633
Inventories	—	33,746	2,135	15,755	(1,016)	50,620
Deferred tax assets	—	12,339	7	—	—	12,346
Intercompany receivable	—	17,849	2,278	8,064	(28,191)	—
Prepaid and other current assets	165	3,930	127	791	(1,032)	3,981
Total current assets	198	115,474	11,581	38,364	(30,239)	135,378
Property, plant and equipment, net	—	72,462	3,166	7,996	—	83,624
Deferred debt issue costs, net	3,326	7,735	—	—	—	11,061
Intangible assets, net	—	61,500	6,965	9,476	—	77,941
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,515	901	—	—	—	2,416
Intercompany notes receivable	—	7,635	—	—	(7,635)	—
Investment in subsidiaries	157,658	49,587	—	—	(207,245)	—
Total assets	$162,697	407,335	27,560	103,409	(245,119)	455,882
Liabilities and stockholders' equity
Accounts payable	$—	13,223	368	7,830	—	21,421
Accrued expenses	1,320	21,610	1,078	3,239	—	27,247
Product warranty	—	3,698	164	2,497	—	6,359
Income taxes payable	—	—	11	2,567	(1,032)	1,546
Advance payments from customers	—	4,844	1,834	6,727	—	13,405
Intercompany payable	28,191	—	—	—	(28,191)	—
Total current liabilities	29,511	43,375	3,455	22,860	(29,223)	69,978
Deferred income taxes	272	28,240	—	7,044	—	35,556
Intercompany notes payable	—	—	—	7,635	(7,635)	—
Advance payments from sale of San Carlos property		13,450				13,450
Long-term debt	79,231	205,000	—	—	—	284,231
Total liabilities	109,014	290,065	3,455	37,539	(36,858)	403,215
Common stock	43	—	—	—	—	43
Parent investment	—	95,179	22,228	57,216	(174,623)	—
Additional paid-in capital	34,683	—	—	—	—	34,683
Other comprehensive income	1,621	1,213	—	360	(1,573)	1,621
Retained earnings	17,336	20,878	1,877	8,294	(32,065)	16,320
Net stockholders’ equity	53,683	117,270	24,105	65,870	(208,261)	52,667
Total liabilities and stockholders' equity	$162,697	407,335	27,560	103,409	(245,119)	455,882

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
As of October 1, 2004 (Sucessor)
(in thousands)

	Parent (CPI Holdco)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	38,131	113	2,232	—	40,476
Restricted cash	—	—	2,188	91	—	2,279
Accounts receivable, net	—	21,424	3,806	10,684	—	35,914
Inventories	—	28,916	99	9,059	—	38,074
Deferred tax assets	—	12,285	—	—	—	12,285
Intercompany receivable	—	26,841	—	1,730	(28,571)	—
Prepaid and other current assets	0	3,066	168	570	(8)	3,796
Total current assets	—	130,663	6,374	24,366	(28,579)	132,824
Property, plant and equipment, net	—	62,162	22	7,943	—	70,127
Deferred debt issue costs, net	—	8,910	—	—	—	8,910
Intangible assets, net	—	67,847	—	10,634	—	78,481
Goodwill	—	92,041	—	47,573	—	139,614
Other long-term assets	—	1,251	—	—	—	1,251
Intercompany notes receivable	—	13,335	—	—	(13,335)	—
Investment in subsidiaries	135,688	21,073	—	—	(156,761)	—
Total assets	$135,688	397,282	6,396	90,516	(198,675)	431,207
Liabilities and stockholders' equity
Current portion of term loan	$—	3,944	—	—	—	3,944
Accounts payable	—	11,556	99	4,135	—	15,790
Accrued expenses	—	17,449	556	2,929	5	20,939
Product warranty	—	3,877	—	2,197	—	6,074
Income taxes payable	—	1,274	—	395	(8)	1,661
Advance payments from customers	—	6,463	1,012	4,556	—	12,031
Intercompany payable	28,094	—	482	—	(28,576)	—
Total current liabilities	28,094	44,563	2,149	14,212	(28,579)	60,439
Deferred income taxes	—	32,936	—	6,182	—	39,118
Intercompany notes payable	—	—	—	13,335	(13,335)	—
Advance payments from sale of
San Carlos property	13,450	13,450
Long-term debt	—	210,606	—	—	—	210,606
Total liabilities	28,094	301,555	2,149	33,729	(41,914)	323,613
Common stock	43	—	—	—	—	43
Parent investment	—	91,710	3,882	56,790	(152,382)	—
Additional paid-in capital	103,534	—	—	—	—	103,534
Other comprehensive income	1,369	1,369	—	54	(1,423)	1,369
Retained earnings (deficit)	2,648	2,648	365	(57)	(2,956)	2,648
Net stockholders’ equity	107,594	95,727	4,247	56,787	(156,761)	107,594
Total liabilities and stockholders' equity	$135,688	397,282	6,396	90,516	(198,675)	431,207

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2005 (Successor)
(in thousands)

	Parent (CPI Holdco)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	223,642	45,782	113,861	(62,553)	320,732
Cost of sales	—	157,324	37,146	82,747	(61,537)	215,680
Amortization of acquisition- related inventory write-up	—	—	351	—	—	351
Gross profit	—	66,318	8,285	31,114	(1,016)	104,701
Operating costs and expenses:
Research and development	—	2,532	—	4,686	—	7,218
Selling and marketing	—	7,486	3,632	7,429	—	18,547
General and administrative	—	21,451	1,902	4,976	—	28,329
Amortization of acquisition- related intangible assets	—	6,085	245	1,157	—	7,487
Total operating costs and expenses	—	37,554	5,779	18,248	—	61,581
Operating income	—	28,764	2,506	12,866	(1,016)	43,120
Interest expense (income), net	4,600	14,687	(35)	1,058	—	20,310
(Loss) income before income tax expense and equity in income of subsidiaries	(4,600)	14,077	2,541	11,808	(1,016)	22,810
Income tax (benefit) expense	(1,057)	5,397	1,029	3,769	—	9,138
Equity in income of subsidiaries	17,215	9,551	—	—	(26,766)	—
Net income	$13,672	18,231	1,512	8,039	(27,782)	13,672

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from January 23, 2004 to October 1, 2004 (Successor)
(in thousands)

	Parent (CPI Holdco)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	156,405	21,135	67,558	(42,832)	202,266
Cost of sales	—	107,863	18,717	51,924	(42,832)	135,672
Amortization of acquisition- related inventory write-up	—	5,500	—	—	—	5,500
Gross profit	—	43,042	2,418	15,634	—	61,094
Operating costs and expenses:
Research and development	—	1,579	—	3,674	—	5,253
Selling and marketing	—	4,765	1,581	4,736	—	11,082
General and administrative	—	9,053	455	3,188	—	12,696
Amortization of acquisition- related intangible assets	—	11,810	—	1,688	—	13,498
Acquired in-process research and development	—	1,415	—	1,085	—	2,500
Total operating costs and expenses	—	28,622	2,036	14,371		45,029
Operating income	—	14,420	382	1,263	—	16,065
Interest expense (income), net	—	9,348	(8)	1,178	—	10,518
Income before income tax expense and equity in income of subsidiaries	—	5,072	390	85	—	5,547
Income tax expense	—	2,732	25	142	—	2,899
Equity in income of subsidiaries	2,648	308	—	—	(2,956)	—
Net income (loss)	$2,648	2,648	365	(57)	(2,956)	2,648

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands)

	Parent (Holding)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	60,721	10,673	26,470	(17,945)	79,919
Cost of sales	—	43,551	9,448	21,223	(18,033)	56,189
Gross profit	—	17,170	1,225	5,247	88	23,730
Operating costs and expenses:
Research and development	—	607	—	1,593	—	2,200
Selling and marketing	—	2,136	591	1,678	(53)	4,352
General and administrative	355	4,973	236	1,508	(1,039)	6,033
Merger expenses	5,074	1,300	—	—	—	6,374
Intercompany income	(755)	(215)	(53)	—	1,023	—
Total operating costs and expenses	4,674	8,801	774	4,779	(69)	18,959
Operating (loss) income	(4,674)	8,369	451	468	157	4,771
Interest expense (income), net	590	7,731	(3)	584	—	8,902
(Loss) income before income tax expense and equity in income of subsidiaries	(5,264)	638	454	(116)	157	(4,131)
Income tax expense	—	334	55	50	—	439
Equity in income of subsidiaries	694	321	—	—	(1,015)	—
Net (loss) income	$(4,570)	625	399	(166)	(858)	(4,570)

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended October 3, 2003 (Predecessor)
(in thousands)

	Parent (Holding)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	198,881	33,397	93,398	(60,242)	265,434
Cost of sales	—	146,738	29,575	68,115	(60,471)	183,957
Gross profit	—	52,143	3,822	25,283	229	81,477
Operating costs and expenses:
Research and development	—	2,086	—	4,774	—	6,860
Selling and marketing	—	7,451	2,399	5,800	—	15,650
General and administrative	1,150	16,149	713	3,915	(3,988)	17,939
Intercompany income	(2,450)	(1,102)	(263)	—	3,815	—
Gain on sale of Solid State Products Division	—	(136)	—	—	—	(136)
Total operating costs and expenses	(1,300)	24,448	2,849	14,489	(173)	40,313
Operating income	1,300	27,695	973	10,794	402	41,164
Interest expense (income), net	2,029	10,510	(8)	2,009	—	14,540
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(729)	17,185	981	8,785	402	26,624
Income tax expense (benefit)	(249)	8,771	151	1,403	—	10,076
Equity in income of subsidiaries	17,028	8,441	—	—	(25,469)	—
Net income	$16,548	16,855	830	7,382	(25,067)	16,548

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2005 (Successor)
(in thousands)

	Parent (CPI Holdco)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$(4,023)	35,928	435	(991)	—	31,349
Investing activities
Expenses relating to sale of San Carlos property	—	(224)	—	—	—	(224)
Capital expenditures	—	(16,312)	(205)	(614)	—	(17,131)
Purchase of Econco's net assets, net of cash acquired	—	(18,325)	—	—	—	(18,325)
Net cash used in investing activities	—	(34,861)	(205)	(614)	—	(35,680)
Financing activities
Proceeds from/(payments for) the issuance of debt:		—
Floating rate senior notes	79,200	—	—	—	—	79,200
Debt issue costs	(3,455)	—	—	—	—	(3,455)
Repayment of senior term loan	—	(9,550)	—	—	—	(9,550)
Repayment on capital lease	—	—	(20)	—	—	(20)
Stockholder distribution payments	(75,809)	—	—	—	—	(75,809)
Intercompany dividends	4,120	(4,120)	—	—	—	—
Net cash provided by (used in) financing activities	4,056	(13,670)	(20)	—	—	(9,634)
Net increase (decrease) in cash and cash equivalents	33	(12,603)	210	(1,605)	—	(13,965)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at end of period	$33	25,528	323	627	—	26,511

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to October 1, 2004 (Successor)
(in thousands)

	Parent (CPI Holdco)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$14,691	(5,139)	138	2,513	—	12,203
Investing activities
Purchase of Predecessor, net of cash acquired	(113,130)	—	—	—	—	(113,130)
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Expenses relating to sale of San Carlos property	—	(451)	—	—	—	(451)
Capital expenditures	—	(3,011)	(25)	(281)	—	(3,317)
Net cash (used in) provided by investing activities	(113,130)	9,988	(25)	(281)	—	(103,448)
Financing activities
Retirement of debt and preferred stock:
Senior subordinated notes	—	(74,000)	—	—	—	(74,000)
Senior redeemable preferred stock	—	(29,735)	—	—	—	(29,735)
Junior preferred stock	—	(32,336)	—	—	—	(32,336)
Dividends on senior redeemable preferred stock	—	(19,310)	—	—	—	(19,310)
Mortgage financing	—	(17,500)	—	—	—	(17,500)
Proceeds from/(payments for) the issuance of debt:	—
Senior subordinated notes	—	125,000	—	—	—	125,000
Senior term loan	—	90,000	—	—	—	90,000
Debt issue costs	—	(9,653)	—	—	—	(9,653)
Proceeds from the repayment of Predecessor stockholder loans	—	1,266	—	—	—	1,266
Net proceeds from the issuance of common stock	98,075	—	—	—	—	98,075
Repayment of senior term loan	—	(450)	—	—	—	(450)
Proceeds from exercise of stock options	364	—	—	—	—	364
Net cash provided by financing activities	98,439	33,282	—	—	—	131,721
Net increase in cash and cash equivalents	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of period	$—	38,131	113	2,232	—	40,476

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
From October 4, 2003 to January 22, 2004 (Predecessor)
(in thousands)

	Parent (Holding)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	6,513	206	(145)	—	6,574
Investing activities
Capital expenditures	—	(416)	(2)	(41)	—	(459)
Net cash used for investing activities	—	(416)	(2)	(41)	—	(459)
Financing activitites
Retirement of senior subordinated notes	—	(26,000)	—	—	—	(26,000)
Net cash used in financing activities	—	(26,000)	—	—	—	(26,000)
Net (decrease) increase in cash and cash equivalents	—	(19,903)	204	(186)	—	(19,885)
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751
Cash and cash equivalents at end of period	$—	10,658	1,922	1,286	—	13,866

CPI HOLDCO, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended October 3, 2003 (Predecessor)
(in thousands)

	Parent (Holding)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Operating activities
Net cash provided by operating activities	$2,480	29,839	1,025	15,574	(14,436)	34,482
Investing activities
Proceeds from sale of Solid State Products Division	—	136	—	—	—	136
Equity investment in subsidiary	(2,299)	—	—	—	2,299	—
Capital expenditures	—	(2,492)	(5)	(570)	—	(3,067)
Net cash used in investing activities	(2,299)	(2,356)	(5)	(570)	2,299	(2,931)
Financing activities
Payment of debt issue costs	(41)	(298)	—	—	—	(339)
Net proceeds from the issuance of common stock	110	—	—	—	—	110
Repayments on capital leases	—	—	—	(45)	—	(45)
Repayments on mortgage refinancing	(250)	—	—	—	—	(250)
Repayment of intercompany note	—	—	—	(14,436)	14,436	—
Proceeds from parent investment in subsidiary	—	2,299	—	—	(2,299)	—
Net cash (used in) provided by financing activities	(181)	2,001	—	(14,481)	12,137	(524)
Net increase in cash and cash equivalents	—	29,484	1,020	523	—	31,027
Cash and cash equivalents at beginning of period	—	1,077	698	949	—	2,724
Cash and cash equivalents at end of period	$—	30,561	1,718	1,472	—	33,751

CPI HOLDCO, INC.
and subsidiaries

Schedule II — Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off's (Recoveries)	Balance at End of Period
Allowance for doubtful accounts receivable
Year Ended September 30, 2005	$660	60	(3)	723
Year Ended October 1, 2004	$575	109	24	660
Year Ended October 3, 2003	$577	133	135	575

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ O. JOE CALDARELLI O. Joe Caldarelli Chief Executive Officer and Director
By: /s/ JOEL A. LITTMAN Joel A. Littman Chief Financial Officer, Treasurer and Secretary

Date: December 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI	Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2005

O. Joe Caldarelli

ROBERT A. FICKETT*	Chief Operating Officer President and Director	December 20, 2005

/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 20, 2005

Joel A. Littman

MICHAEL TARGOFF*	Chairman of the Board of Directors	December 20, 2005

MICHAEL F. FINLEY*	Director	December 20, 2005

JEFFREY P. HUGHES*	Director	December 20, 2005

CHRIS TOFFALES*	Director	December 20, 2005

*By: /s/ Joel A. Littman

Joel A. Littman, Attorney-in-fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT OF BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant’s last fiscal year has been sent to the registrant’s security holders, and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of the annual report on this Form.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 17, 2003, by and among CPI Holdco, Inc. (‘‘CPI Holdco’’), CPI Merger Sub Corp., Communications & Power Industries Holding Corporation (‘‘Holding’’) and Green Equity Investors II, L.P., as Securityholders' Representative (Exhibit 2.4)(7)
2.2	Stock Sale Agreement (‘‘Stock Sale Agreement’’), dated as of June 9, 1995, by and between Communications & Power Industries, Inc. (‘‘CPI’’) (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. (‘‘Varian Associates’’) (Exhibit 2.1)(1)
2.3	First Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.2)(1)
2.4	Second Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.3)(1)
2.5	Modification Agreement to Stock Sale Agreement, dated June 18, 2004, by and between CPI and Varian Medical Systems, Inc. (Exhibit 10.2)(11)
3.1	Restated Certificate of Incorporation of CPI, filed with the Delaware Secretary of State on December 10, 2004 (Exhibit 3.1)(12)
3.2	Amended and Restated Bylaws of CPI, dated March 19, 2002 (Exhibit 3.2)(4)
3.3	Restated Certificate of Incorporation of CPI Holdco, Inc. (Exhibit 3.3)(9)
3.4	Amendment to Restated Certificate of Incorporation of CPI Holdco, Inc., filed with the Delaware Secretary of State on March 12, 2004 (Exhibit 3.4)(9)
3.5	By-Laws of CPI Holdco, Inc. (Exhibit 3.5)(9)
4.1	Indenture, dated as of January 23, 2004, by and among CPI, as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Trust Company, N.A. (as successor to BNY Western Trust Company), as Trustee (Exhibit 4.1)(8)
4.2	Form of Management Stockholders Agreement among CPI Holdco, Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein (Exhibit 10.5)(8)
4.3	Indenture, dated as of February 22, 2005, by and between CPI Holdco, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 10.2)(13)
10.1	Credit Agreement, dated as of January 23, 2004, amended and restated as of November 29, 2004, by and among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (Exhibit 10.1)(12)
10.2	Amendment No. 1, dated as of February 16, 2005, to the Credit Agreement (Exhibit 10.1)(13)
10.3	Amendment No. 2, dated as of April 13, 2005, to the Credit Agreement (Exhibit 10.1)(14)
10.4	Amendment No. 3, dated as of December 15, 2005, to the Credit Agreement (Exhibit 10.1)(16)
10.5	Security Agreement, dated as of January 23, 2004, among CPI, the Guarantors party thereto, and UBS AG, Stamford Branch (Exhibit 10.2)(8)
10.6	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates (Exhibit 10.11)(1)

Exhibit No.	Description
10.7	Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004 (Exhibit 10.1)(11)
10.8	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation (Exhibit 10.3)(11)
10.9	Assignment and Assumption of Lessee's Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI (Exhibit 10.13)(1)
10.10	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)
10.11	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.12	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)
10.13	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(15)
10.14	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16 (15)
10.15	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.16	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.17	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)
10.18	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(8)
10.19	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(15)
10.20	The 2004 Stock Option Plan (Exhibit 10.1)(10)
10.21	Amendment to the 2004 Stock Option Plan (Exhibit 10.27)(12)
10.22	Form of Option Agreement (Employees) (Exhibit 10.2)(10)
10.23	Form of Option Agreement (Directors) (Exhibit 10.3)(10)
10.24	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(7)
10.25	Employment Agreement for O. Joe Caldarelli, dated March 19, 2002 (Exhibit 10.37)(6)
10.26	Employment Agreement for Robert A. Fickett, dated September 30, 2002 (Exhibit 10.38)(6)
10.27	Employment Agreement for Joel A. Littman, dated September 30, 2002 (Exhibit 10.39)(6)
10.28	Employment Agreement for Mike Cheng, dated November 2, 2002 (Exhibit 10.40)(7)
10.29	Employment Agreement for Don C. Coleman, dated November 2, 2002 (Exhibit 10.41)(7)
10.30	Code of Ethics
21	Subsidiaries of the Registrant (Exhibit 21)(15)
24	Powers of Attorney of the Board of Directors
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to CPI's Registration Statement on Form S-1 (Registration No. 33-96858) filed on September 12, 1995

(2)	Incorporated by reference to CPI's Annual Report on Form 10-K for the fiscal year ended September 29, 2000

(3)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000

(4)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended March 29, 2002

(5)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended April 4, 2003

(6)	Incorporated by reference to CPI's Annual Report on Form 10-K for the fiscal year ended September 27, 2002

(7)	Incorporated by reference to CPI's Annual Report on Form 10-K for the fiscal year ended October 3, 2003

(8)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended January 2, 2004

(9)	Incorporated by reference to CPI's Registration Statement on Form S-4 (Registration No. 333-113867-04) filed on March 23, 2004

(10)	Incorporated by reference to CPI Holdco's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004

(11)	Incorporated by reference to CPI Holdco's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004

(12)	Incorporated by reference to CPI Holdco's Annual Report on Form 10-K for the fiscal year ended October, 1, 2004

(13)	Incorporated by reference to CPI Holdco's Form 8-K filed on February 23, 2005

(14)	Incorporated by reference to CPI Holdco's Form 8-K filed on April 19, 2005

(15)	Incorporated by reference to CPI Holdco's Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005

(16)	Incorporated by reference to CPI Holdco's Form 8-K filed on December 16, 2005