Form 10-K/A
period 2005-09-30
CPI HOLDCO INC
filed 2006-01-06
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

(None)

CPI HOLDCO, INC.

TABLE OF CONTENTS

Page
Explanatory Note	1

PART IV. Item
15. Exhibits and Financial Statement Schedules	2

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of CPI Holdco, Inc. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, originally filed with the Securities and Exchange Commission on December 20, 2005 (the "Original Filing").

The Company is filing this Amendment No. 1 solely to amend and restate Part IV, Item 15(a)(3) to add the Statement re: Computation of Ratio of Earnings to Fixed Charges as an exhibit. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including currently dated certifications as Exhibits 31 and 32.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) The index to the Exhibits begins on page 4 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 6, 2006

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 17, 2003, by and among CPI Holdco, Inc. (‘‘CPI Holdco’’), CPI Merger Sub Corp., Communications & Power Industries Holding Corporation (‘‘Holding’’) and Green Equity Investors II, L.P., as Securityholders' Representative (Exhibit 2.4)(7)
2.2	Stock Sale Agreement (‘‘Stock Sale Agreement’’), dated as of June 9, 1995, by and between Communications & Power Industries, Inc. (‘‘CPI’’) (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. (‘‘Varian Associates’’) (Exhibit 2.1)(1)
2.3	First Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.2)(1)
2.4	Second Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.3)(1)
2.5	Modification Agreement to Stock Sale Agreement, dated June 18, 2004, by and between CPI and Varian Medical Systems, Inc. (Exhibit 10.2)(11)
3.1	Restated Certificate of Incorporation of CPI, filed with the Delaware Secretary of State on December 10, 2004 (Exhibit 3.1)(12)
3.2	Amended and Restated Bylaws of CPI, dated March 19, 2002 (Exhibit 3.2)(4)
3.3	Restated Certificate of Incorporation of CPI Holdco, Inc. (Exhibit 3.3)(9)
3.4	Amendment to Restated Certificate of Incorporation of CPI Holdco, Inc., filed with the Delaware Secretary of State on March 12, 2004 (Exhibit 3.4)(9)
3.5	By-Laws of CPI Holdco, Inc. (Exhibit 3.5)(9)
4.1	Indenture, dated as of January 23, 2004, by and among CPI, as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Trust Company, N.A. (as successor to BNY Western Trust Company), as Trustee (Exhibit 4.1)(8)
4.2	Form of Management Stockholders Agreement among CPI Holdco, Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein (Exhibit 10.5)(8)
4.3	Indenture, dated as of February 22, 2005, by and between CPI Holdco, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 10.2)(13)
10.1	Credit Agreement, dated as of January 23, 2004, amended and restated as of November 29, 2004, by and among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (Exhibit 10.1)(12)
10.2	Amendment No. 1, dated as of February 16, 2005, to the Credit Agreement (Exhibit 10.1)(13)
10.3	Amendment No. 2, dated as of April 13, 2005, to the Credit Agreement (Exhibit 10.1)(14)
10.4	Amendment No. 3, dated as of December 15, 2005, to the Credit Agreement (Exhibit 10.1)(16)
10.5	Security Agreement, dated as of January 23, 2004, among CPI, the Guarantors party thereto, and UBS AG, Stamford Branch (Exhibit 10.2)(8)
10.6	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates (Exhibit 10.11)(1)

Exhibit No.	Description
10.7	Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004 (Exhibit 10.1)(11)
10.8	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation (Exhibit 10.3)(11)
10.9	Assignment and Assumption of Lessee's Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI (Exhibit 10.13)(1)
10.10	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)
10.11	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.12	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)
10.13	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(15)
10.14	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16) (15)
10.15	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.16	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.17	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)
10.18	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(8)
10.19	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(15)
10.20	The 2004 Stock Incentive Plan (Exhibit 10.1)(10)
10.21	Amendment to the 2004 Stock Incentive Plan (Exhibit 10.27)(12)
10.22	Form of Option Agreement (Employees) (Exhibit 10.2)(10)
10.23	Form of Option Agreement (Directors) (Exhibit 10.3)(10)
10.24	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(7)
10.25	Employment Agreement for O. Joe Caldarelli, dated March 19, 2002 (Exhibit 10.37)(6)
10.26	Employment Agreement for Robert A. Fickett, dated September 30, 2002 (Exhibit 10.38)(6)
10.27	Employment Agreement for Joel A. Littman, dated September 30, 2002 (Exhibit 10.39)(6)
10.28	Employment Agreement for Mike Cheng, dated November 2, 2002 (Exhibit 10.40)(7)
10.29	Employment Agreement for Don C. Coleman, dated November 2, 2002 (Exhibit 10.41)(7)
10.30	Code of Ethics*
12	Statement re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of CPI Holdco (Exhibit 21)(15)
24	Powers of Attorney of the Board of Directors*
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Previously filed as an exhibit to the Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 20, 2005

(1)	Incorporated by reference to CPI's Registration Statement on Form S-1 (Registration No. 33-96858) filed on September 12, 1995

(2)	Incorporated by reference to CPI's Annual Report on Form 10-K for the fiscal year ended September 29, 2000

(3)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000

(4)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended March 29, 2002

(5)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended April 4, 2003

(6)	Incorporated by reference to CPI's Annual Report on Form 10-K for the fiscal year ended September 27, 2002

(7)	Incorporated by reference to CPI's Annual Report on Form 10-K for the fiscal year ended October 3, 2003

(8)	Incorporated by reference to CPI's Quarterly Report on Form 10-Q for the quarter ended January 2, 2004

(9)	Incorporated by reference to CPI's Registration Statement on Form S-4 (Registration No. 333-113867-04) filed on March 23, 2004

(10)	Incorporated by reference to CPI Holdco's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004

(11)	Incorporated by reference to CPI Holdco's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004

(12)	Incorporated by reference to CPI Holdco's Annual Report on Form 10-K for the fiscal year ended October, 1, 2004

(13)	Incorporated by reference to CPI Holdco's Form 8-K filed on February 23, 2005

(14)	Incorporated by reference to CPI Holdco's Form 8-K filed on April 19, 2005

(15)	Incorporated by reference to CPI Holdco's Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005

(16)	Incorporated by reference to CPI Holdco's Form 8-K filed on December 16, 2005