Form 10-Q
period 2005-12-30
CPI INTERNATIONAL, INC.
filed 2006-02-13
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:  333-11386-04

CPI INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

75-3142681

(I.R.S. Employer Identification No.)

811 Hansen Way
Palo Alto, California 94303-1110
(650) 846-2900

(Address of Principal Executive Offices and Telephone Number,
Including Area Code)

CPI HOLDCO, INC.

(Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: 4,275,566 shares of Common Stock, $.01 par value, at February 13, 2006.

CPI International, Inc.
and Subsidiaries

CPI International, Inc.
and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the ‘‘risk factors,’’ and other cautionary statements included herein and in the other filings with the Securities and Exchange Commission (‘‘SEC’’) made by CPI International, Inc. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the expectations.

The information in this report is not a complete description of our business or the risks and uncertainties associated with an investment in our securities. You should carefully consider the various risks and uncertainties that impact our business and the other information in this report and in CPI International, Inc.'s other filings with the SEC before you decide to invest in our securities or to maintain or increase your investment.

Part I: Financial Information

Item 1. Financial Statements

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data — unaudited)

	December 30, 2005	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$16,761	$26,511
Restricted cash	1,044	1,287
Accounts receivable, net	41,609	39,295
Inventories	50,137	50,620
Deferred tax assets	12,990	12,346
Prepaids and other current assets	3,454	3,981
Total current assets	125,995	134,040
Property, plant and equipment, net	84,958	83,624
Deferred debt issue costs, net	10,704	11,061
Intangible assets, net	77,327	77,941
Goodwill	145,462	145,462
Other long-term assets	2,978	2,416
Total assets	$447,424	$454,544
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$17,032	$21,421
Accrued expenses	33,287	27,247
Product warranty	6,190	6,359
Income taxes payable	3,744	1,546
Advance payments from customers	8,357	12,067
Total current liabilities	68,610	68,640
Deferred income taxes	33,420	35,556
Advance payments from sale of San Carlos property	13,450	13,450
Long-term debt	294,244	284,231
Total liabilities	409,724	401,877
Commitments and contingencies
Stockholders' Equity:
Common stock ($0.01 par value, 5,500,000 shares authorized; 4,275,566 shares issued and outstanding)	43	43
Additional paid-in capital	17,684	34,683
Accumulated other comprehensive income	1,438	1,621
Retained earnings	18,535	16,320
Total stockholders’ equity	37,700	52,667
Total liabilities and stockholders' equity	$447,424	$454,544

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data — unaudited)

	Quarter Ended
	December 30, 2005	December 31, 2004
Sales	$82,379	$73,733
Cost of sales	57,171	50,029
Gross profit	25,208	23,704
Operating costs and expenses:
Research and development	1,910	1,448
Selling and marketing	5,024	4,068
General and administrative	7,302	3,969
Amortization of acquisition-related intangible assets	548	4,906
Net loss on disposition of assets	65	56
Total operating costs and expenses	14,849	14,447
Operating income	10,359	9,257
Interest expense, net	6,064	4,080
Income before income taxes	4,295	5,177
Income tax expense	2,080	2,079
Net income	$2,215	$3,098
Other comprehensive income, net of tax
Net unrealized (loss)/gain on cash flow hedges	(183)	816
Comprehensive income	$2,032	$3,914
Net income per share — Basic	$0.52	$0.72
Net income per share — Diluted	$0.46	$0.69
Shares used to compute net income per share — Basic	4,275,566	4,275,566
Shares used to compute net income per share — Diluted	4,831,141	4,489,280

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	Quarter Ended
	December 30, 2005	December 31, 2004
Operating Activities
Net cash provided by operating activities	$198	$10,233
Investing Activities
Expenses relating to sale of San Carlos property	(3)	(8)
Purchase of Econco's net assets, net of cash acquired	—	(18,685)
Capital expenditures	(2,945)	(1,194)
Net cash used in investing activities	(2,948)	(19,887)
Financing Activities
Proceeds from (repayments on) senior term loan	10,000	(3,878)
Special cash dividend	(17,000)	—
Repayments on capital leases	—	(20)
Net cash used in financing activities	(7,000)	(3,898)
Net Decrease in Cash and Cash Equivalents	(9,750)	(13,552)
Cash and cash equivalents at beginning of period	26,511	40,476
Cash and cash equivalents at end of period	$16,761	$26,924
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,810	$1,410
Cash paid for taxes, net of refunds	$2,554	$120

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Unless the context otherwise requires, (1) ‘‘CPI International’’ or the ‘‘Successor’’ means CPI International, Inc. (formerly known as CPI Holdco, Inc.), (2) ‘‘Predecessor’’ means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) ‘‘CPI’’ means Communications & Power Industries, Inc. and (4) ‘‘Merger’’ means the January 23, 2004 merger pursuant to which CPI International acquired the Predecessor. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The terms ‘‘we,’’ ‘‘us,’’ ‘‘our’’ and the ‘‘Company’’ refer to CPI International, or the Predecessor, as applicable, and its direct and indirect subsidiaries on a consolidated basis.

The accompanying condensed consolidated financial statements represent the consolidated results and financial position of CPI International, a Delaware corporation, controlled by affiliates of The Cypress Group L.L.C. (‘‘Cypress’’). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices (‘‘VEDs’’), microwave amplifiers, modulators and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment. Effective January 17, 2006, the Company changed its name from CPI Holdco, Inc. to CPI International, Inc.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2006 comprises the 52-week period ending September 29, 2006, and fiscal year 2005 comprised the 52-week period ended September 30, 2005. All period references are to the Company’s fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Certain amounts in prior years’ condensed consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation. Net operating results have not been affected by these reclassifications.

There is currently no public market for CPI International's common stock.

2.	Supplemental Balance Sheet Information

Accounts receivable:    Accounts receivable are stated net of allowances for doubtful accounts of $0.7 million for both December 30, 2005 and September 30, 2005.

Inventories:    The following table provides details of inventories, net of reserves (in thousands):

	December 30, 2005	September 30, 2005
Raw materials and parts	$33,225	$29,627
Work in process	11,237	12,540
Finished goods	5,675	8,453
Inventories	$50,137	$50,620

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

Reserve for excess, slow moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory during the first quarter of fiscal years 2006 and 2005 (in thousands):

	Quarter Ended
	December 30, 2005	December 31, 2004
Beginning balance	$8,655	$8,981
Econco acquisition	—	729
Inventory provision, charged to cost of sales	316	218
Inventory write-offs	(28)	(218)
Ending balance	$8,943	$9,710

Reserve for loss contracts and cost in excess of market inventory:    The following table summarizes the activity related to reserves for loss contracts and cost in excess of market inventory during the first quarter of fiscal years 2006 and 2005 (in thousands):

	Quarter Ended
	December 30, 2005	December 31, 2004
Beginning balance	$1,430	$2,845
Provision for loss contracts and cost in excess of market inventory, charged to cost of sales	306	447
Reserved inventory sold or otherwise disposed of	(222)	(874)
Ending balance	$1,514	$2,418

Product warranty:    The following table summarizes the activity related to product warranty during the first quarter of fiscal years 2006 and 2005 (in thousands):

	Quarter Ended
	December 30, 2005	December 31, 2004
Beginning accrued warranty	$6,359	$6,074
Accruals for product warranty	1,048	731
Cost of warranty claims	(1,217)	(741)
Ending accrued warranty	$6,190	$6,064

Goodwill:    As of December 30, 2005 and September 30, 2005 the Company had $145.5 million of goodwill, $131.6 million of which has been allocated to the VED segment and $13.9 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the quarter ended December 30, 2005.

Intangible assets:    The following tables present the details of the Company’s total purchased intangible assets (in thousands):

December 30, 2005	Cost	Accumulated Amortization	Net
Technology	$58,500	$(3,775)	$54,725
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(510)	11,300
Tradename	5,800	—	5,800
Customer list and programs	5,700	(281)	5,419
Noncompete agreement	110	(27)	83
Net identifiable intangible assets	$99,370	$(22,043)	$77,327

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

September 30, 2005	Cost	Accumulated Amortization	Net
Technology	$58,500	$(3,317)	$55,183
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(444)	11,366
Tradename	5,800	—	5,800
Customer list and programs	5,700	(197)	5,503
Noncompete agreement	110	(21)	89
Net identifiable intangible assets	$99,370	$(21,429)	$77,941

The estimated future amortization expense of purchased intangibles as of December 30, 2005 was as follows (in thousands):

Fiscal Year	Amount
2006 (remaining nine months)	$1,837
2007	2,451
2008	2,451
2009	2,451
2010	2,429
Thereafter	59,908
Total	$71,527

3. Long-Term Debt

Long-term debt comprises the following (in thousands):

	December 30, 2005	September 30, 2005
Term loan, expiring 2010	$90,000	$80,000
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of amortized issue discount of $756 and $769, respectively	79,244	79,231
	$294,244	284,231

Senior credit facility and term loan of CPI:    In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the ‘‘Senior Credit Facility’’). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (‘‘Revolver’’), which expires on January 23, 2010, and a $90.0 million term loan (‘‘Term Loan’’), which expires on July 23, 2010. As of December 30, 2005, the Company had no outstanding borrowings under the Revolver and $90.0 million outstanding under the Term Loan, including an additional $10 million of borrowings made in connection with the December 15, 2005 amendment. There are no scheduled principal payments due on the Term Loan during the 2006 fiscal year because of the optional Term Loan prepayments made by the Company in fiscal year 2005. Upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $65 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

On December 15, 2005, CPI International and CPI entered into Amendment No. 3 (the Amendment"), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10 million, and CPI borrowed an additional $10 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20 million) to CPI International to fund a dividend by CPI International to its stockholders, (2) amended the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI's fiscal year 2006 by the excess of the amount of the dividend described in clause (1) over the gross proceeds of the $10 million additional borrowing, and (3) permitted CPI or CPI International to use up to $70 million of the proceeds of the first equity issuance by CPI International to repurchase or redeem the FR Notes or CPI's 8% Senior Subordinated Notes due 2012 (the "8% Notes").

Any borrowings under the Revolver would currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (‘‘ABR’’) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at December 30, 2005, we had letters of credit commitments for $4.5 million. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of December 30, 2005 (1) the Term Loan borrowing consisted of one tranche of $90 million with interest payable on January 17, 2006, at 6.62% per annum and (2) a Revolving commitment of $4.5 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

The Senior Credit Facility requires 1.0% of the original Term Loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. CPI is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI’s subsidiaries; (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI’s subsidiaries, (3) all such proceeds paid to CPI International, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI International, except in the case of the first equity issuance whereby CPI or CPI International are permitted to use up to $70 million of the proceeds to repurchase or redeem its 8% Senior Subordinated Notes (‘‘8% Notes’’) or its Floating Rate Senior Notes (‘‘FR Notes’’).

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

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

made an optional prepayment of $5.7 million, in addition to the quarterly scheduled Term Loan amortization payment. The optional prepayment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to June 30, 2009, with the balance applied to the September 30, 2009 installment.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries. As of December 30, 2005, CPI and CPI International were in compliance with all Senior Credit Facility financial covenants.

Subject in certain cases to applicable notice provisions and grace periods, events of default under the Senior Credit Facility include, among other things: failure to make payments when due; breaches of representations and warranties in the documents governing the Senior Credit Facility; non-compliance by CPI International, CPI and/or CPI’s subsidiaries with certain covenants; failure by CPI International, CPI and/or CPI’s subsidiaries to pay certain other indebtedness or to observe any other covenants or agreements that would allow acceleration of such indebtedness, collectively in excess of $5.0 million at any time; events of bankruptcy or insolvency of CPI International, CPI and/or CPI’s subsidiaries; certain uninsured and unstayed judgments of $5.0 million or more against CPI International; impairment of the security interests in the collateral or the guarantees under the Senior Credit Facility; and a change in control, as defined in the documents governing the Senior Credit Facility.

8% Senior subordinated notes of CPI:    In connection with the Merger on January 23, 2004, CPI issued $125 million in aggregate principal amount of its 8% Notes. The proceeds of the 8% Notes were used to redeem the Predecessor’s outstanding indebtedness and pay part of the Merger consideration. The 8% Notes have no sinking fund requirements.

The 8% Notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of CPI’s domestic subsidiaries. The payment of all obligations relating to the 8% Notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% Notes) of CPI, including debt under the Senior Credit Facility. Each guarantee of the 8% Notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% Notes) on the same basis as the 8% Notes are subordinated to CPI’s senior debt.

At any time or from time to time on or after February 1, 2008, CPI, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

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

Upon a change of control, CPI may be required to purchase all or any part of the 8% Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

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

Floating rate senior notes of CPI International:    On February 22, 2005, CPI International issued $80.0 million in principal amount of its FR Notes. The FR Notes were issued at a 1% discount. The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

The FR Notes are general unsecured obligations of CPI International. The FR Notes are not guaranteed by any of CPI International’s subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of CPI International’s subsidiaries. The FR Notes are senior in right of payment to CPI International’s existing and future indebtedness that is expressly subordinated to the FR Notes.

Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from CPI to satisfy its obligations under the FR Notes. The Senior Credit Facility and the indenture governing the 8% Notes restrict CPI’s ability to make distributions to CPI International. The Senior Credit Facility prohibits CPI from making distributions to CPI International unless there is no default under the Senior Credit Facility and CPI International and CPI satisfy certain leverage ratios. The indenture governing the 8% Notes prohibits CPI from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% Notes) does not exceed a specified amount.

At any time or from time to time prior to February 1, 2007, CPI International, at its option, may redeem the FR Notes in whole or in part at a ‘‘make whole’’ premium, plus accrued and unpaid interest to the date of redemption. At any time or from time to time on or after February 1, 2007, CPI International, at its option, may redeem the Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, CPI International, at its option, may redeem up to 35% of the aggregate principal amount of the FR Notes at a redemption price equal to 100% of the principal amount of the FR Notes to be redeemed, plus a premium equal to the interest rate per annum on the FR Notes applicable on the date on which the notice of redemption is given, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings.

Upon a change of control, as defined in the indenture governing the FR Notes, CPI International may be required to purchase all or any part of the outstanding FR Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the FR Notes contains certain covenants that, among other things, limit the ability of CPI International and its restricted subsidiaries (as defined in the indenture governing the FR Notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the FR Notes include: failure to make payments on the FR Notes when due; failure to comply with covenants in the indenture governing the FR Notes; a default under certain other indebtedness of CPI International or any of its restricted

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI International or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Debt maturities:    As of December 30, 2005, maturities on long-term debt were as follows (in thousands):

Fiscal Year	Amount
2006	$—
2007	—
2008	—
2009	18,825
2010	71,175
Thereafter	205,000
Total	$295,000

4. Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of December 30, 2005, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $5.0 million; the last forward contract expires on March 10, 2006. At December 30, 2005, the fair value of foreign currency forward contracts was $0.8 million and the unrealized gain was approximately $0.8 million, net of related tax expense.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered ‘‘highly effective’’, as defined by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The unrealized gains and losses from foreign exchange forward contracts are included in ‘‘Accumulated other comprehensive income’’ in the Condensed Consolidated Balance Sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next six months. Realized gains and losses from foreign currency exchange contracts are recognized in Cost of sales and General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the quarter ended December 30, 2005 and December 31, 2004, net income includes forward currency gains of $0.4 million and $0.2 million, respectively.

In April 2005, the Company entered into an $80 million interest rate swap contract (‘‘the Swap’’) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. The Swap is designated as a cash flow hedge under SFAS No. 133, and the gain or loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period. The Company deposited $1.0 million as collateral for the Swap, which is included as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The amount of collateral fluctuates based on the fair value of the Swap. The unrealized gains and losses from the Swap are included in ‘‘Accumulated other comprehensive income’’ in the Condensed Consolidated Balance Sheets. At December 30, 2005, the fair value of the Swap was $1.1 million and the unrealized gain was approximately $0.6 million, net of related tax

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

expense. At september 30, 2005, the fair value of the Swap was $0.7 million and the unrealized gain was approximately $0.4 million, net of related tax expense.

5. Share-Based Compensation

At the beginning of fiscal year 2006, we adopted SFAS No. 123R (‘‘Share-Based Payments’’) (‘‘SFAS No. 123R’’), and Staff Accounting Bulletin No. 107, ‘‘Share-Based Payment,’’ for our existing stock option plans under the prospective method. Previously, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Under the intrinsic value-based method, compensation expense was recorded only if the market price of the stock exceeded the exercise price at the measurement date. Since the Company’s stock is not publicly traded and therefore does not have a quoted market price, the Company computes an estimated market price of its stock based on valuation techniques for determining the fair value of closely held stock. The exercise prices of all stock options issued by CPI International were at, or above, the estimated market price of the underlying stock at the date of issuance.

As a nonpublic entity prior to the adoption of SFAS No. 123R, we will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic value-based method of measuring equity share options. There is no unrecognized compensation cost relating to awards outstanding at September 30, 2005 and we have not granted any new stock option awards since the adoption of SFAS No. 123R. Therefore, there was no share-based compensation cost in the first quarter of fiscal year 2006. The application of SFAS No. 123R had no impact on our cash position.

The Company charges stock-based compensation expense against income under the caption ‘‘General and administrative’’ in the Condensed Consolidated Statements of Operations and Comprehensive Income because the majority of holders of stock options are in administrative functions.

The Company has two stock plans: the 2004 Stock Incentive Plan (‘‘the 2004 Plan’’) and the 2000 Stock Option Plan (‘‘the 2000 Plan’’).

Awards under the 2004 Plan may include stock options, stock appreciation rights, restricted stock, stock awards or any combination thereof. Options granted under the 2004 Plan shall be non-qualified stock options or incentive stock options, as determined by the Compensation Committee of the Board of Directors (‘‘the Committee’’), and as evidenced by the related award agreements. The option price shall be determined by the Committee, but with respect to incentive stock options, shall not be less than the fair market value on the date of grant. To date, only non-qualified stock options have been granted under the 2004 Plan. Option awards vest at a rate of 20% to 25% per year and expire 10 years after the grant date. All stock option grants under the 2004 Plan were issued at exercise prices equal to or greater than the estimated market price of the Company’s common stock at option grant date.

The 2000 Plan was established by the Predecessor, and no furthur options are available for issuance thereunder. In accordance with the terms of the stock option agreements, the unvested stock options outstanding under the Predecessor’s 2000 Plan became fully vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI International (‘‘Rollover Options’’) or exercise their stock options. Management elected to rollover options to purchase 298,341 shares of common stock at prices ranging from $0.62 to $2.25 per share. The Rollover Options are otherwise subject to the terms of the 2000 Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

A summary of the status of the Company’s stock option activity for the quarter ending December 30, 2005, is presented below:

	Options Available for Grant	Options Outstanding	Weighted-Average Exercise Price
Outstanding at beginning of period	61,540	946,529	$9.58
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding at end of period	61,540	946,529	$9.58

The following table summarizes information about stock options outstanding at December 30, 2005:

Exercise Price	Number of Shares			Weighted-Average Remaining Contractual Life (in years)
	Vested	Unvested	Total
$0.62	230,372	—	230,372	7.17
$2.25	65,297	—	65,297	4.59
$3.30	2,642	—	2,642	8.08
$13.21	394,329	226,079	620,408	8.24
$20.21	17,810	—	17,810	8.75
$21.34	5,000	5,000	10,000	9.22
	715,450	231,079	946,529	7.75

At December 30, 2005, the intrinsic value of vested and unvested stock options based on the estimated fair value of CPI International's common stock was $24.2 million and $6.6 million, respectively.

6. Income Taxes

Income tax expense for the first quarter of fiscal year 2006 includes a $315,000 charge attributable to the fourth quarter of fiscal year 2005, consisting of $505,000 to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $190,000 tax contingency reserve. The effective tax rates were approximately 48% and 40% for the first quarter of fiscal years 2006 and 2005, respectively. Without the correction to the overstatement of tax benefits, the Company's effective tax rate for the first quarter of fiscal year 2006 would have been 41%.

7. Net Income per share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

The following table is a reconciliation of the shares used to calculate basic and diluted net income per share:

	Quarter Ended
	December 30, 2005	December 31, 2004
Basic weighted average shares oustanding	4,275,566	4,275,566
Dilutive stock options	555,575	213,714
Diluted weighted average shares outstanding	4,831,141	4,489,280

The Company excludes stock options from the computation of diluted weighted average shares outstanding if the exercise price of the option is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share. Accordingly, options to purchase 17,810 shares, at a weighted average exercise price of $20.21, were excluded from the computation of diluted weighted average shares outstanding during the first quarter of fiscal year 2005. For the first quarter fiscal year 2006, all stock options are dilutive.

8. Segments and Related Information

In accordance with SFAS No. 131, the Company has six divisions that meet the criteria of an operating segment, and the Company has two reportable segments: VED and satcom equipment. Amounts not reported as VED or satcom equipment are reported as other. The CEO evaluates performance and allocates resources to each of these divisions based on the Company's principal performance measure, earnings before interest, income taxes, depreciation and amortization (‘‘EBITDA’’).

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Quarter Ended
	December 30, 2005	December 31, 2004
Revenues from external customers
VEDs	$63,196	$62,268
Satcom equipment	19,183	11,465
Total	$82,379	$73,733
Intersegment product transfers
VEDs	$6,208	$5,752
Satcom equipment	—	2
Total	$6,208	$5,754
EBITDA
VEDs	$16,065	$16,542
Satcom equipment	2,891	1,378
Other	(6,441)	(2,444)
Total	$12,515	$15,476

The ‘‘Other’’ category for EBITDA consists primarily of corporate operating expenses and international subsidiary sales expenses. Corporate operating expenses include headquarters general and administrative expenses, Merger expenses, stock-based compensation expenses, management

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

bonuses, and purchase accounting charges related to the Merger and Econco acquisition and certain other non-operating expenses. Intersegment product transfers are recorded at cost. The ‘‘Other’’ category of EBITDA for the quarter ended December 30, 2005 includes a $3.25 million bonus to employees and directors and move related expenses of $1.1 million associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California. On December 15, 2005, CPI's Board of Directors approved a payment of $3.25 million in bonuses to CPI employees and directors (other than directors who are employees or affiliates of Cypress), to reward them for the increase in Company value.

For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance;

•	our Senior Credit Facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants;

•	EBITDA is a component of the measure used by our management team to make day-to-day operating decisions;

•	EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and therefore is a component of the measure used by the management to facilitate internal comparisons to competitors' results and our industry in general; and

•	the payment of bonuses to certain members of management is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for, net income (loss), cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP. The following table reconciles net income to EBITDA (in thousands):

	Quarter ended
	December 30, 2005	December 31, 2004
Net income	$2,215	$3,098
Depreciation and amortization	2,156	6,219
Interest expense, net	6,064	4,080
Income tax expense	2,080	2,079
EBITDA	$12,515	$15,476

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

Geographic sales by customer location were as follows (in thousands):

	Quarter ended
	December 30, 2005	December 31, 2004
United States	$51,000	$50,633
All foreign countries	31,379	23,100
Total sales	$82,379	$73,733

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales. Direct sales to the United States Government were $12.7 million, and $13.6 million of the Company’s consolidated sales for the quarters ended December 30, 2005 and December 31, 2004, respectively.

9. San Carlos Sale Agreement

The Company has entered into an agreement to sell the land and close its facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid the Company a $13.0 million deposit on the purchase price, which the Company is using to fund the capital expenditures and costs of moving its San Carlos operations to its Palo Alto facility and to a new location in the Palo Alto area. The $13.0 million deposit is nonrefundable unless the Company breaches the sale agreement. The San Carlos facility has preexisting soil and groundwater contamination that has been the subject of some remediation and is expected to undergo additional remediation by the purchaser after the sale closes. In connection with the sale agreement, the Company entered into an agreement regarding environmental conditions at the property and was named as an additional insured on a pollution liability insurance policy obtained by the purchaser that is intended to fund the remediation of the contamination of the San Carlos property to permit hospital and other ‘‘unrestricted’’ uses under the direction of the applicable environmental regulatory agency.

The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, the Company expects to close the sale of the property in fiscal year 2007.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (‘‘Varian’’), and the Company dated June 9, 1995, as amended, the Company had agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to waive certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid as of December 30, 2005. The payments from Varian are being accounted for as part of the sale of the property, with the aggregate sales price, including the $23.8 million from the buyer, totaling $24.8 million. In addition, the Company has agreed to relieve Varian of certain of its indemnity obligations to the Company for certain environmental liabilities related to the San Carlos property relating to periods prior to August 1995 and to reimburse Varian for certain potential environmental costs related to the San Carlos property that are not covered by insurance. The Company and Varian have also agreed to certain use restrictions and environmental cost-sharing provisions related to the Company’s property in Beverly, Massachusetts, and the Company has relinquished its right to redevelop that property for residential or similar use.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

As of December 30, 2005, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets. As of December 30, 2005, the Company had deferred expenses of $0.7 million relating to the sale of the San Carlos property and classified these amounts as other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The San Carlos land and building had a net book value of $23.6 million as of December 30, 2005 and the building continues to be depreciated over its remaining useful life. Based on current projections of costs, the Company does not expect to recognize a loss on the sale of the San Carlos property.

10. Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (‘‘Econco’’) of Woodland, California for cash consideration of approximately $18.3 million. The preliminary Econco purchase price estimate of $18.7 million was finalized and adjusted in our financial results in the third quarter of fiscal year 2005. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.

The Econco acquisition was accounted for using the purchase method of accounting as required by Financial Accounting Standards Board (‘‘FASB’’) Statement No. 141, ‘‘Business Combinations.’’  Accordingly, the assets and liabilities of Econco were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of cash flow and recoverability.

The following table summarizes the final allocation of fair value of the Econco assets acquired and liabilities assumed at October 8, 2004 (in thousands):

Net current assets	$2,049
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	5,848
Total	$18,346

Net current assets include $0.4 million for the revaluation of inventory. The following table presents details of the purchased intangible assets acquired (in thousands):

	Weighted− Average Useful Life	Amount
Non-compete agreement	5 years	$110
Tradename	indefinite	1,400
Customer list and programs	25 years	5,700
Total		$7,210

11. Special Cash Dividends

In December 2005, the Board of Directors declared and paid a special cash dividend to stockholders of $17 million. This dividend was paid using (a) the $10 million in net proceeds obtained from the additional borrowing under the Senior Credit Facility in connection with the December 2005

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS , continued
(unaudited)

amendment thereto, and (b) available cash. The cash dividend was made on the basis of the stockholders’ relative ownership of CPI International’s outstanding common stock.

12. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs — an amendment of ARB No. 43, Chapter 4’’, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) to be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, then the difference would be charged to current-period expense, and not included in inventory costs. We adopted SFAS No. 151 in the beginning of fiscal year 2006 and its adoption did not have a significant impact on our results of operations or financial condition.

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

13. Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI International and all of CPI's domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating condensed financial statements of: (a) the parent, CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries, our domestic subsidiaries (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total. The accompanying condensed consolidating financial statements should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2005
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$2	11,564	515	4,680	—	16,761
Restricted cash	—	—	941	103	—	1,044
Accounts receivable, net	—	22,379	6,335	12,895	—	41,609
Inventories	—	33,149	2,028	16,062	(1,102)	50,137
Deferred tax assets	—	12,948	7	35	—	12,990
Intercompany receivable	—	29,892	1,383	—	(31,275)	—
Prepaid and other current assets	499	2,090	100	765	—	3,454
Total current assets	501	112,022	11,309	34,540	(32,377)	125,995
Property, plant and equipment, net	—	73,899	3,113	7,946	—	84,958
Deferred debt issue costs, net	3,270	7,434	—	—	—	10,704
Intangible assets, net	—	61,100	6,902	9,325	—	77,327
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,937	1,041	—	—	—	2,978
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	143,780	51,676	—	—	(195,456)	—
Total assets	$149,488	400,248	27,172	99,384	(228,868)	447,424
Liabilities and stockholders' equity
Accounts payable	$—	8,391	349	8,292	—	17,032
Accrued expenses	3,648	23,744	1,192	4,713	(10)	33,287
Product warranty	—	3,651	164	2,375	—	6,190
Income taxes payable	—	2,021	57	1,666	—	3,744
Advance payments from customers	—	4,599	1,953	1,805	—	8,357
Intercompany payable	27,372	—	—	3,893	(31,265)	—
Total current liabilities	31,020	42,406	3,715	22,744	(31,275)	68,610
Deferred income taxes	422	25,999	—	6,999	—	33,420
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,244	215,000	—	—	—	294,244
Total liabilities	110,686	296,855	3,715	30,778	(32,310)	409,724
Common stock	43	—	—	—	—	43
Parent investment	—	78,180	22,228	57,216	(157,624)	—
Additional paid-in capital	17,684	—	—	—	—	17,684
Other comprehensive income	1,438	804	—	584	(1,388)	1,438
Retained earnings	19,637	24,409	1,229	10,806	(37,546)	18,535
Net stockholders’ equity	38,802	103,393	23,457	68,606	(196,558)	37,700
Total liabilities and stockholders' equity	$149,488	400,248	27,172	99,384	(228,868)	447,424

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$33	25,528	323	627	—	26,511
Restricted cash	—	—	1,180	107	—	1,287
Accounts receivable, net	—	21,982	5,531	11,782	—	39,295
Inventories	—	33,746	2,135	15,755	(1,016)	50,620
Deferred tax assets	—	12,339	7	—	—	12,346
Intercompany receivable	—	17,849	2,278	8,064	(28,191)	—
Prepaid and other current assets	165	3,930	127	791	(1,032)	3,981
Total current assets	198	115,374	11,581	37,126	(30,239)	134,040
Property, plant and equipment, net	—	72,462	3,166	7,996	—	83,624
Deferred debt issue costs, net	3,326	7,735	—	—	—	11,061
Intangible assets, net	—	61,500	6,965	9,476	—	77,941
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,515	901	—	—	—	2,416
Intercompany notes receivable	—	7,635	—	—	(7,635)	—
Investment in subsidiaries	157,658	49,587	—	—	(207,245)	—
Total assets	$162,697	407,235	27,560	102,171	(245,119)	454,544
Liabilities and stockholders' equity
Accounts payable	$—	13,223	368	7,830	—	21,421
Accrued expenses	1,320	21,610	1,078	3,239	—	27,247
Product warranty	—	3,698	164	2,497	—	6,359
Income taxes payable	—	—	11	2,567	(1,032)	1,546
Advance payments from customers	—	4,744	1,834	5,489	—	12,067
Intercompany payable	28,191	—	—	—	(28,191)	—
Total current liabilities	29,511	43,275	3,455	21,622	(29,223)	68,640
Deferred income taxes	272	28,240	—	7,044	—	35,556
Intercompany notes payable	—	—	—	7,635	(7,635)	—
Advance payments from sale of San Carlos property		13,450				13,450
Long-term debt	79,231	205,000	—	—	—	284,231
Total liabilities	109,014	289,965	3,455	36,301	(36,858)	401,877
Common stock	43	—	—	—	—	43
Parent investment	—	95,179	22,228	57,216	(174,623)	—
Additional paid-in capital	34,683	—	—	—	—	34,683
Other comprehensive income	1,621	1,213	—	360	(1,573)	1,621
Retained earnings	17,336	20,878	1,877	8,294	(32,065)	16,320
Net stockholders’ equity	53,683	117,270	24,105	65,870	(208,261)	52,667
Total liabilities and stockholders' equity	$162,697	407,235	27,560	102,171	(245,119)	454,544

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 30, 2005
(in thousands — unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	52,004	12,942	34,808	(17,375)	82,379
Cost of sales	—	38,289	10,702	25,469	(17,289)	57,171
Gross profit	—	13,715	2,240	9,339	(86)	25,208
Operating costs and expenses:
Research and development	—	844	—	1,066	—	1,910
Selling and marketing	—	2,165	869	1,990	—	5,024
General and administrative	—	4,786	299	2,217	—	7,302
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	29	—	36	—	65
Total operating costs and expenses	—	8,158	1,231	5,460	—	14,849
Operating income	—	5,557	1,009	3,879	(86)	10,359
Interest expense (income), net	2,048	4,007	(5)	14	—	6,064
(Loss) income before income tax expenseand equity in income of subsidiaries	(2,048)	1,550	1,014	3,865	(86)	4,295
Income tax (benefit) expense	(819)	1,240	306	1,353	—	2,080
Equity in income of subsidiaries	3,444	3,220	—	—	(6,664)	—
Net income	$2,215	3,530	708	2,512	(6,750)	2,215

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 31, 2004
(in thousands — unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	54,133	9,573	25,110	(15,083)	73,733
Cost of sales	—	38,119	8,069	18,924	(15,083)	50,029
Gross profit	—	16,014	1,504	6,186	—	23,704
Operating costs and expenses:
Research and development	—	418	—	1,030	—	1,448
Selling and marketing	—	1,722	832	1,514	—	4,068
General and administrative	—	2,777	270	922	—	3,969
Amortization of acquisition-relatedintangible assets	—	4,242	58	606	—	4,906
Net loss on disposition of assets	—	56	—	—	—	56
Total operating costs and expenses	—	9,215	1,160	4,072	—	14,447
Operating income	—	6,799	344	2,114	—	9,257
Interest expense (income), net	—	3,770	(5)	315	—	4,080
Income before income tax expense and equity in loss of subsidiaries	—	3,029	349	1,799	—	5,177
Income tax expense (benefit)	—	2,202	—	(123)	—	2,079
Equity in income of subsidiaries	3,098	2,271	—	—	(5,369)	—
Net income	$3,098	3,098	349	1,922	(5,369)	3,098

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 30, 2005
(in thousands — unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Operating Activities
Net cash (used in) provided by operating activities	$(31)	(4,181)	217	4,193	—	198
Investing Activities
Expenses relating to sale of San Carlos Property	—	(3)	—	—	—	(3)
Capital expenditures	—	(2,780)	(25)	(140)	—	(2,945)
Net cash used in investing activities	—	(2,783)	(25)	(140)	—	(2,948)
Financing Activities
Proceeds from senior term loan	—	10,000	—	—	—	10,000
Special cash dividend	(17,000)	—	—	—	—	(17,000)
Intercompany dividends	17,000	(17,000)	—	—	—	—
Net cash used in financing activities	—	(7,000)	—	—	—	(7,000)
Net (Decrease) Increase in Cash and Cash Equivalents	(31)	(13,964)	192	4,053	—	(9,750)
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$2	11,564	515	4,680	—	16,761

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 31, 2004
(in thousands — unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Operating Activities
Net cash provided by operating activities	$—	7,609	864	1,760	—	10,233
Investing Activities
Expenses relating to sale of San Carlos property	—	(8)	—	—	—	(8)
Purchase of Econco, net of cash acquired	—	(18,685)	—	—	—	(18,685)
Capital expenditures	—	(1,090)	(38)	(66)	—	(1,194)
Net cash used in investing activities	—	(19,783)	(38)	(66)	—	(19,887)
Financing Activities
Repayments on senior term loan	—	(3,878)				(3,878)
Repayments on capital leases	—	—	(20)	—	—	(20)
Net cash provided by financing activities	—	(3,878)	(20)	—	—	(3,898)
Net (Decrease) Increase in Cash and Cash Equivalents	—	(16,052)	806	1,694	—	(13,552)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at end of period	$—	22,079	919	3,926	—	26,924

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2006 comprises the 52-week period ending September 29, 2006 and fiscal year 2005 comprised the 52-week period ended September 30, 2005. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

Overview

We supply high power microwave and Radio Frequency (‘‘RF’’) products and high voltage power generation and control components and subsystems for applications and programs in defense and commercial markets. Our products are used within these end markets primarily to generate, control and transmit high power and high-frequency microwave and RF signals. We supply similar high power microwave components and subsystems for use in commercial radar, communications, medical, industrial and scientific markets. We provide high voltage power generators and control systems to the medical and industrial markets.

Unless the context otherwise requires, (1) ‘‘CPI International’’ or the ‘‘Successor’’ means CPI International, Inc., (2) ‘‘Predecessor’’ means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) ‘‘CPI’’ means Communications & Power Industries, Inc. and (4) ‘‘Merger’’ means the January 23, 2004 merger pursuant to which CPI International acquired the Predecessor. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The terms ‘‘we,’’ ‘‘us,’’ ‘‘our’’ and the ‘‘Company’’ refer to CPI International, or the Predecessor, as applicable, and its direct and indirect subsidiaries on a consolidated basis.

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

Orders

Total orders recorded in the first quarter of fiscal year 2006 of $86.4 million were similar to the comparable quarter of fiscal year 2005. Our customer sales contracts are recorded as orders when we accept written customer purchase orders or contracts. Customer purchase orders with an undefined delivery schedule, or blanket purchase orders, are not reported as orders until the delivery date is determined. Our government sales contracts are not reported as orders until we have been notified that the contract has been funded. Total orders for a fiscal quarter represent the total dollar amount of customer orders recorded by us during the fiscal quarter, reduced by the dollar amount of any order cancellations or terminations during the fiscal quarter.

The following table compares total orders by market recorded for the first quarter of fiscal years 2006 and 2005 (in millions):

	Quarter Ended
	December 30, 2005		December 31, 2004
	Amount	Percentage of Total Orders	Amount	Percentage of Total Orders	Increase (Decrease)
					Amount	Percentage
Radar	$36.4	42%	$31.4	36%	$5.0	16%
Electronic Warfare	4.7	5%	11.1	13%	(6.4)	(58%)
Medical	10.5	12%	8.1	9%	2.4	30%
Communications	28.8	34%	28.3	33%	0.5	2%
Industrial	4.7	5%	5.1	6%	(0.4)	(8%)
Scientific	1.3	2%	2.2	3%	(0.9)	(41%)
Total orders	$86.4	100%	$86.2	100%	$0.2	0%

Explanations for the order increase or decrease by market from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006 are as follows:

•	Radar: The increase in radar orders was due to both increased order levels and the timing of order receipts for several programs. The increase in order levels, representing approximately half of the increase in radar orders, includes a $1.9 million increase for Vacuum Electron Device (‘‘VED’’) products that are used on the TPQ-37 Firefinder Artillery Locating Radar program.

•	Electronic Warfare: The decrease in electronic warfare orders was primarily due to the timing of order levels on certain programs that did not repeat in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2005, we recorded a multi-year delivery order of $3.4 million for the ALQ-187 Electronic Countermeasure System program. While this order is not expected to repeat in the current fiscal year, we are expecting follow-on orders at lower levels for this program.

In the first quarter of fiscal year 2005, we recorded orders totaling $1.5 million for two different Active Denial development programs. On one of the programs we received a $7 million contract, with additional options of $4.5 million, for which we recorded orders of $0.9 million based on the amount of contract funding that we received in the first quarter of fiscal year 2005. Since the first quarter of fiscal year 2005, we have received incremental funding on this program and recorded additional orders of $1.4 million. Over the next three years, we expect to record additional orders on this program as we complete certain contract milestones and receive additional funding.

•	Medical: The increase in medical orders was primarily due to the continued growth in orders for x-ray generators, control systems, and power supply products used in x-ray imaging systems, including a $1.3 million order from an original equipment manufacturer.

•	Communications: The increase in communications orders was attributable to strength of the direct-to-home broadcast market and a $2.9 million military order for ground-based satellite uplink stations using our VED amplifiers that was received in the first quarter of fiscal year 2006, partially offset by a large order in fiscal year 2005 for terrestrial microwave relays that did not repeat in the first quarter of fiscal year 2006.

•	Industrial: The decrease in industrial orders was primarily attributable to the timing of order receipts. In fiscal year 2005, we received a $0.5 million order for a multi-year development and prototyping effort for an industrial medical sterilization program which did not recur in fiscal year 2006. However, we are expecting to receive production orders for this program beginning in fiscal year 2007.

•	Scientific: The decrease in scientific orders was primarily attributable to the timing of two large orders in the first quarter of fiscal year 2005 that did not repeat in the first quarter of fiscal year 2006. Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period.

Incoming order levels fluctuate significantly on a quarterly or annual basis and a particular quarter or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of December 30, 2005, we had an order backlog of $197.1 million compared to an order backlog of $193.2 million as of December 31, 2004. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although the backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of microwave and radio frequency products, including high power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems, and other related products. Our products generally have selling prices ranging from $2,000 to $100,000, with certain limited products priced up to $1,000,000.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

The following table sets forth our historical results of operations for each of the periods indicated:

	Quarter Ended
	December 30, 2005		December 31, 2004
	Amount (In millions)	Percentage of Sales	Amount (In millions)	Percentage of Sales
Sales	$82.4	100.0%	$73.7	100.0%
Cost of sales (a)	57.2	69.4	50.0	67.8
Gross profit	25.2	30.6	23.7	32.2
Research and development	1.9	2.3	1.4	1.9
Selling and marketing (a)	5.0	6.1	4.1	5.6
General and administrative (a)	7.3	8.9	4.0	5.4
Amortization of acquisition-related intangibles	0.5	0.6	4.9	6.6
Net loss on disposition of assets	0.1	0.1	0.1	0.1
Operating income	10.4	12.6	9.3	12.6
Interest expense, net	6.1	7.4	4.1	5.6
Income before taxes	4.3	5.2	5.2	7.1
Income tax expense	2.1	2.5	2.1	2.8
Net income	$2.2	2.7%	3.1	4.2%
Other Data:
EBITDA (b)	$12.5	15.2%	$15.5	21.0%

(a)	Includes a special bonus expense (see "Special Bonus" below) of $2.7 million for General and administrative, $0.3 million for Cost of sales, and $0.2 million for Selling and marketing.

(b)	EBITDA represents earnings before provision for income taxes, interest expense, net and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance;

•	our Senior Credit Facility contain covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants;

•	EBITDA is a component of the measure used by our management team to make day-to-day operating decisions;

•	EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and therefore is a component of the measure used by the management to facilitate internal comparisons to competitors' results and our industry in general; and

•	the payment of bonuses to certain members of management is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

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

For a reconciliation of EBITDA to Net Income, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Sales:    The following table compares total sales by market for the first quarter of fiscal years 2006 and 2005 (dollars in millions):

	Quarter Ended
	December 30, 2005		December 31, 2004
	Amount	Percentage of Total Orders	Amount	Percentage of Total Orders	Increase (Decrease)
					Amount	Percentage
Radar	$27.6	33%	$27.0	37%	$0.6	2%
Electronic Warfare	5.8	7%	5.9	8%	(0.1)	(2%)
Medical	13.2	16%	11.8	16%	1.4	12%
Communications	30.1	37%	21.1	29%	9.0	43%
Industrial	4.4	5%	5.4	7%	(1.0)	(19%)
Scientific	1.3	2%	2.5	3%	(1.2)	(48%)
Total sales	$82.4	100%	$73.7	100%	$8.7	12%

Sales for the first quarter of fiscal year 2006 of $82.4 million were $8.7 million, or 12%, higher than the comparable period of fiscal year 2005. The sales increase was primarily related to increases in the communications and medical markets. The communications sales increase was due to increased shipments of amplifiers for direct-to-home broadcast and other satellite communication applications. The medical market increase was due to increased shipments of x-ray generators for diagnostic imaging. All other sales increases or decreases by market were primarily due to the timing of product shipments based on sales order commitments and manufacturing scheduling.

During the first quarter of fiscal year 2006, due to manufacturing disruptions from the relocation of our Eimac division from our San Carlos, California facility to our Palo Alto, California facility (the ‘‘San Carlos Move’’), we rescheduled approximately $3 million of shipments to the communications and industrial markets to the second half of fiscal year 2006. The Eimac division is highly dependent upon custom production equipment. The production equipment is being decommissioned in San Carlos and configured, installed and tested prior to production readiness in Palo Alto. We expect that our Eimac division will resume full production capacity after we complete the San Carlos Move. We currently expect that the San Carlos Move will be completed in the second half of fiscal year 2006.

Gross Profit:    Gross profit of $25.2 million, or 30.6% of sales, for the first quarter of fiscal year 2006 was $1.5 million higher than the prior year’s level of $23.7 million, or 32.2% of sales. The increase in gross profit was primarily due to higher sales volume in the first quarter of fiscal year 2006, offset by $0.8 million of expenses associated with the San Carlos Move, $0.3 million of special bonus expenses (see ‘‘Special Bonus’’ below) and $0.7 million of unfavorable overhead cost variances at our Eimac division. The unfavorable overhead cost variance at our Eimac division resulted from having similar overhead cost structures in the first quarter of fiscal years 2005 and 2006, which when combined with approximately 25% lower sales volume resulted in lower inventory cost absorption in the first quarter of fiscal year 2006. The lower sales volume in 2006 is due to manufacturing disruptions caused by the San Carlos Move. After the San Carlos Move is completed, we expect to realize operational savings from the consolidation of production facilities in Palo Alto, which we believe will improve our gross profit percentage.

Research and Development:    Research and development expenses of $1.9 million, or 2.3% of sales, for the first quarter of fiscal year 2006 was $0.5 million higher than fiscal year 2005. The increase in research and development expense was due to additional engineering efforts on research and development projects in fiscal year 2006 compared to the first quarter of fiscal year 2005, in which a larger portion of engineering efforts were spent on customer-funded development contracts, which costs are classified as cost of sales. Total spending on research and development, including company-sponsored amounts charged to research and development, and customer-sponsored amounts charged to cost of sales, increased from $2.9 million, or 3.9% of sales, in the first quarter of fiscal year 2005 to $3.6 million, or 4.4% of sales, in the first quarter of fiscal year 2006.

Selling and Marketing:    Selling and marketing expenses of $5.0 million, or 6.1% of sales, for the first quarter of the fiscal year 2006 increased from $4.1 million, or 5.6% of sales, for the first quarter of fiscal year 2005. The increase in selling and marketing expenses in fiscal year 2006 was primarily due to additional selling costs to support the increase in sales volume in fiscal year 2006 and $0.2 million for the special bonus, described below.

Special Bonus:    On December 15, 2005, CPI's Board of Directors approved a payment of $3.25 million in bonuses (the ‘‘Special Bonus’’) to CPI employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in Company value. The Special Bonus was charged to the Condensed Consolidated Statement of Operations and Comprehensive Income in the same lines as cash compensation paid to the same employees and directors, as follows: $2.7 million to General and administrative, $0.3 million to Cost of sales, and $0.2 million to Selling and marketing.

General and Administrative:    General and administrative expenses of $7.3 million, or 8.9% of sales, for the first quarter of the fiscal year 2006 were $3.3 million higher than the $4.0 million, or 5.4% of sales, for the first quarter of fiscal year 2005. The first quarter of fiscal year 2006 included $2.7 million for the Special Bonus. In addition, the first quarter of fiscal year 2005 included $0.3 for San Carlos Move expenses compared to $0.1 million in fiscal year 2005.

Amortization of Acquisition-Related Intangibles:    Amortization of acquisition-related intangibles of $0.5 million for the first quarter of the fiscal year 2006 was $4.4 million lower than for fiscal year 2005. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets. The first quarter of fiscal year 2005 included $4.4 million for the amortization of customer backlog, which was fully amortized in January 2005. Acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Interest Expense, net:    Interest expense, net of $6.1 million, or 7.4% of sales, for the first quarter of fiscal year 2006 was $2.0 million higher than the $4.1 million, or 5.6% of sales, for the first quarter of fiscal year 2005. The increase in interest expense in the first quarter of fiscal year 2006 was primarily due to additional interest expense for CPI International's Floating Rate Senior Notes due 2015 (the ‘‘FR Notes’’) issued on February 22, 2005.

Income Tax Expense:     The Company recorded income tax expense of $2.1 million for the first quarter of fiscal years 2006 and 2005. The effective tax rates were approximately 48% and 40% for the first quarter of fiscal years 2006 and 2005, respectively. Income tax expense for the first quarter of fiscal year 2006 includes a $315,000 charge attributable to the fourth quarter of fiscal year 2005, consisting of $505,000 to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $190,000 tax contingency reserve. Without this correction, the Company's effective tax rate for the first quarter of fiscal year 2006 would have been 41%.

Net Income:    Net income of $2.2 million for the first quarter of fiscal year 2006 was $0.9 million lower than the first quarter of fiscal year 2005 primarily due to the Special Bonus expense of $3.25 million, higher San Carlos Move expenses in first quarter of fiscal year 2006, unfavorable overhead cost variances at the Eimac division and higher interest expense, partially offset by lower amortization of acquisition-related intangibles and higher gross profit due to higher sales in the first quarter of fiscal year 2006.

EBITDA:    EBITDA for the first quarter of fiscal year 2006 was $12.5 million, a decrease of $3.0 million compared to $15.5 million for the first quarter of fiscal year 2005. The decrease in EBITDA from fiscal year 2005 to 2006 resulted primarily from the $3.25 million Special Bonus expense in fiscal year 2006, $1.0 million higher San Carlos move expenses in fiscal year 2006, unfavorable overhead cost variances of $0.7 million at the Eimac division, partially offset by higher gross profit due to higher sales in fiscal year 2006.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements including debt service and internal growth, through a combination of cash flows from our operations and borrowings under CPI's senior credit agreement (the ‘‘Senior Credit Facility’’), which consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (‘‘Revolver’’), and a $90.0 million term loan (the ‘‘Term Loan’’). Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

As of December 30, 2005, we had availability of $35.5 million under the Revolver under our Senior Credit Facility. We believe that cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to meet our currently anticipated cash requirements for the remainder of this fiscal year. Thereafter, our ability to fund our cash requirements and to comply with the financial covenants under our debt agreements will depend on our results of future operations, performance and cash flows and will be subject to uncertainties in the markets in which we compete and other factors, many of which are beyond our control.

As of December 30, 2005, we had cash and equivalents of $16.8 million compared to $26.5 million as of September 30, 2005. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities.

Operating, Investing and Financing Activities

Operating Activities:    In the first quarter of fiscal year 2006, we funded our operating activities through cash generated internally. Net cash provided by operating activities was $0.2 million for the first quarter of fiscal year 2006, compared to $10.2 million for the first quarter of fiscal year 2005. The $10.0 million decrease in net cash provided by operating activities for the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 was primarily due to the reductions in advanced payments from customers due to increased shipments in the first quarter of fiscal year 2006 for sales contracts in which we had previously received advanced payments, and reductions in accounts payable due to the timing of payments on supplier invoices.

Working capital of $57.7 million at December 30, 2005 was $7.7 million lower than the working capital balance of $65.4 million at September 30, 2005 due primarily to the $7 million in cash used to pay a portion of a $17 million special cash dividend to shareholders in December 2005.

Investing Activities:    For the first quarter of fiscal year 2006, net cash used in investing activities was $2.9 million compared to $19.9 million for the first quarter of fiscal year 2005. Investing activities for fiscal year 2006 were for capital expenditures, including $2.3 million for capital equipment, building and land lease improvements related to the San Carlos move. Investing activities for the first quarter of fiscal year 2005 included $18.7 million for the purchase price for Econco and $1.2 million for capital expenditures, including $0.8 million for capital equipment, building and land lease improvements related to the San Carlos move.

Financing Activities:    For the first quarter of fiscal year 2006, net cash used in financing activities was $7.0 million compared to net cash used in financing activities of $3.9 million for the first quarter of fiscal year 2005. For the first quarter of fiscal year 2006, CPI used the $10 million proceeds of the additional Term Loan borrowing to fund a portion of a special cash dividend of $17 million paid to the holders of CPI International’s common stock on December 15, 2005. The remainder of the dividend was financed from cash on hand. Financing activities for the first quarter of fiscal year 2005 consisted primarily of a $3.9 million required annual repayment on the Term Loan.

The Senior Credit Facility requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow (‘‘ECF’’), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less any optional prepayments made during the fiscal year. There was no ECF payment due in the first quarter of fiscal year 2006.

Amendment to Senior Credit Facility

On December 15, 2005, CPI International and CPI entered into Amendment No. 3 (the ‘‘Amendment’’), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10 million, and CPI borrowed an additional $10 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20 million) to CPI International to fund a dividend by CPI International to its stockholders, (2) amended the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI’s fiscal year 2006 by the excess of the amount of the dividend described in clause (1) over the gross proceeds of the $10 million additional borrowing, and (3) permitted CPI or CPI International to use up to $70 million of the proceeds of the first equity issuance by CPI International to repurchase or redeem the FR Notes or CPI's 8% Senior Subordinated Notes due 2012 (the ‘‘8% Notes’’).

San Carlos Sale Agreement

In February 2003, we entered into an agreement to sell the land and close our facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid us a $13.0 million deposit on the purchase price, which we are using to fund the capital expenditures and costs of moving our San Carlos operations to our Palo Alto facility and to a new location in the Palo Alto area. The $13.0 million deposit is nonrefundable unless we breach the sale agreement.

The closing of the sale is subject to a number of conditions, including the requirement that we vacate our facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, we expect to close the sale of the property in fiscal year 2007.

As of December 30, 2005, the San Carlos land and building was classified as held for use in property, plant and equipment, and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets. As of December 30, 2005, we had capitalized recoverable selling costs of $0.7 million relating to the sale of the San Carlos property and classified these amounts as other long-term assets in the Condensed Consolidated Balance Sheets. As of December 30, 2005, the San Carlos land and building had a net book value of $23.6 million and the building continues to be depreciated over its remaining useful life. Based on current projections, we do not expect to recognize a loss on the sale of the San Carlos property.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The relocation of the San Carlos operations is expected to be completed in the second half of fiscal year 2006. Total capital expenditures for fiscal year 2006 are expected to be approximately $14 million, including approximately $5 million for the relocation of the San Carlos operations, $4 million for a proposed expansion of the Canadian facility to accommodate its expected growth and $5 million for ongoing capital expenditures.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accountings Standards ("SFAS") No. 151, ‘‘Inventory Costs — an amendment of ARB No. 43, Chapter 4’’, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) to be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, then the difference would be charged to current-period expense, and not included in inventory costs. We adopted SFAS No. 151 in the beginning of fiscal year 2006 and its adoption did not have a significant impact on our results of operations or financial condition.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies. The preparation of these financial statements and application of these policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results from current estimates.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most subjective and complex judgments. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. For a more comprehensive discussion of our significant accounting policies, see Note 2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Revenue recognition:    We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred, and collectibility is reasonably assured. Approximately 1% of our sales during fiscal year 2005 were based on the percentage of completion method of accounting, and we expect a similar portion in fiscal year 2006. Sales on percentage of completion contracts are determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

Inventory reserves:    We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Management personnel play a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If our estimates regarding demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may incur losses or gains in excess of our established markdown reserve that could be material.

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss reserve is charged to cost of sales if the estimated product cost or the contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If the actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment would be recorded that could have a material impact on our operating results.

Product warranty:    Our products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements. We assess the adequacy of our preexisting warranty liabilities and adjust the balance based on actual experience and changes in future expectations. The determination of product warranty reserves requires us to make estimates of product return rates and expected cost to repair or replace the products under warranty. If actual repair and replacement costs differ significantly from our estimates, then adjustments to recognize additional cost of sales may be required.

Business combination:    In January 2004, as a result of our merger, assets acquired and liabilities assumed by the successor company were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. We recorded goodwill of $140 million as a result of the merger. Accounting for business combinations requires the allocation of purchase price to identifiable tangible and intangible assets and liabilities based upon their fair value. The allocation of purchase price is a matter of judgment and requires the use of estimates and fair value assumptions. The allocation of purchase price to finite-lived assets can have a significant impact on operating results because finite-lived assets are depreciated or amortized over their remaining useful lives.

Recoverability of long-lived assets:    We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our six divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit's assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit's carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

A prolonged general economic downturn and, specifically, a prolonged downturn in the defense, communications or medical markets, or technological changes, as well as other market factors could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets.

Accounting for stock-based compensation:    For stock options granted prior to the adoption of SFAS No. 123R in the first quarter of fiscal year 2006, we recorded deferred stock-based compensation to the extent the fair value of the common stock that we granted to employees exceeded the exercise price at the measurement date. We granted both stock options with vesting over time (time options) as well as stock options that vest upon the performance of certain goals (performance options). As of September 30, 2005, all performance options were fully vested.

Since our common stock has not been publicly traded, and therefore does not have a quoted market price, we compute an estimated market price of our stock based on valuation techniques for determining the fair value of closely held stock. On the closing date of each fiscal quarter, we have performed a contemporaneous valuation of the fair value of common stock.

We did not record stock-based compensation expense for time options because the estimated fair value of common stock was equal to or higher than the option exercise price at the option grant dates. We recorded $7.0 million of stock-based compensation expense for performance options in fiscal year 2005, in part due to the acceleration of the vesting of those options.

The valuation techniques used for determining the fair value of stock of a privately owned company requires making complex and subjective judgments. We have used a methodology that weights the income approach and the market approach to measure the fair value of our capital stock. The income approach involves applying appropriate discount rates to estimated cash flows that are based on a forecast of revenue and costs. Our revenue forecasts are based on expected annual growth rates for each of our divisions and are consistent with our business plans. The market approach uses multiples of sales, gross profit, earnings before interest, taxes, depreciation and amortization, and earnings before income taxes based on an analysis of multiples of publicly traded companies in the same or similar lines of businesses with similar economic factors. There is inherent uncertainty in these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk:    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises a $90 million term loan due in 2010 under our Senior Credit Facility and $80 million in FR Notes. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the ‘‘Swap’’) with a notional amount of $80.0 million to effectively convert the FR Notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125 million of fixed rate 8% Notes.

Foreign Currency Exchange Rate Risk:    Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. We have limited market risk exposure from foreign currency financial instruments.

In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we entered into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Net income includes recognized gains from foreign currency forward contracts of $0.4 million and $0.2 million for the first quarter of fiscal years 2006 and 2005, respectively. As of December 30, 2005, we had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $5.0 million. The last forward contract expires on March 10, 2006. At December 30, 2005, the fair value of unrealized foreign currency forward contracts was $0.8 million, and the unrealized gain was approximately $0.8 million, net of related tax expense. We anticipate recognizing the entire unrealized gain in operating earnings within the next six months.

Item 4. Controls and Procedures

Management, including the our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors
None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits

No.	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of CPI Holdco, Inc., as filed with the Secretary of State of the State of Delaware on January 17, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.

By:	/s/ O. Joe Caldarelli
O. Joe Caldarelli Chief Executive Officer Date: February 13, 2006
By:	/s/ Joel Littman
Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: February 13, 2006