Form 10-Q
period 2006-03-31
CPI INTERNATIONAL, INC.
filed 2006-05-15
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

 or

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-51928

CPI INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

75-3142681

(I.R.S. Employer Identification No.)

811 Hansen Way
Palo Alto, California 94303-1110
(650) 846-2900

(Address of Principal Executive Offices and Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,030,153 shares of Common Stock, $.01 par value, at May 15, 2006.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the U.S. defense budget; U.S. government contracts laws and regulations; changes in technology; the impact of unexpected costs; inability to obtain raw materials and components; and currency fluctuations. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “risk factors,” and other cautionary statements included herein and in the other filings with the Securities and Exchange Commission (“SEC”) made by CPI International, Inc. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the expectations.

The information in this report is not a complete description of our business or the risks and uncertainties associated with an investment in our securities. You should carefully consider the various risks and uncertainties that impact our business and the other information in this report and in CPI International, Inc.’s other filings with the SEC before you decide to invest in our securities or to maintain or increase your investment.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data – unaudited)

	March 31,	September 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$7,801	$26,511
Restricted cash	1,127	1,287
Accounts receivable, net	46,463	39,295
Inventories	53,101	50,620
Deferred tax assets	11,611	12,346
Prepaids and other current assets	3,470	3,981
Total current assets	123,573	134,040
Property, plant and equipment, net	85,995	83,624
Deferred debt issue costs, net	10,339	11,061
Intangible assets, net	76,716	77,941
Goodwill	145,462	145,462
Other long-term assets	3,681	2,416
Total assets	$445,766	$454,544

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,879	$21,421
Accrued expenses	25,588	27,247
Product warranty	6,418	6,359
Income taxes payable	2,951	1,546
Advance payments from customers	6,866	12,067
Total current liabilities	62,702	68,640
Deferred income taxes	33,596	35,556
Advance payments from sale of San Carlos property	13,450	13,450
Long-term debt	294,258	284,231
Other long-term liabilities	21	—
Total liabilities	404,027	401,877
Commitments and contingencies
Stockholders’ Equity:
Common stock ($0.01 par value, 90,000,000 shares authorized; 13,078,954 shares issued and outstanding)	131	131
Additional paid-in capital	17,596	34,595
Accumulated other comprehensive income	1,132	1,621
Retained earnings	22,880	16,320
Total stockholders’ equity	41,739	52,667
Total liabilities and stockholders’ equity	$445,766	$454,544

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (in thousands, except share and per share data — unaudited)

	Quarter Ended
	March 31, 2006	April 1, 2005
Sales	$86,929	$84,463
Cost of sales	61,185	55,386
Gross profit	25,744	29,077
Operating costs and expenses:
Research and development	1,941	1,858
Selling and marketing	4,680	4,585
General and administrative	4,676	5,658
Amortization of acquisition-related intangible assets	546	1,486
Net loss on disposition of assets	143	192
Total operating costs and expenses	11,986	13,779
Operating income	13,758	15,298
Interest expense, net	6,400	4,732
Income before income taxes	7,358	10,566
Income tax expense	3,013	4,246
Net income	$4,345	$6,320
Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(306)	(433)
Comprehensive income	$4,039	$5,887

Net income per share:
Basic	$0.33	$0.48
Diluted	$0.29	$0.46
Shares used to compute net income per share:
Basic	13,078,954	13,078,954
Diluted	14,784,947	13,849,673

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (in thousands, except share and per share data — unaudited)

	Six Months Ended
	March 31, 2006	April 1, 2005
Sales	$169,308	$158,196
Cost of sales, including $351 of amortization of acquisition-related inventory write-up for the six months ended April 1, 2005	118,356	105,415
Gross profit	50,952	52,781
Operating costs and expenses:
Research and development	3,851	3,306
Selling and marketing	9,704	8,653
General and administrative	11,978	9,627
Amortization of acquisition-related intangible assets	1,094	6,392
Net loss on disposition of assets	208	248
Total operating costs and expenses	26,835	28,226
Operating income	24,117	24,555
Interest expense, net	12,464	8,812
Income before income taxes	11,653	15,743
Income tax expense	5,093	6,325
Net income	$6,560	$9,418
Other comprehensive income, net of tax
Net unrealized (loss) gain on cash flow hedges	(489)	383
Comprehensive income	$6,071	$9,801

Net income per share:
Basic	$0.50	$0.72
Diluted	$0.44	$0.68
Shares used to compute net income per share:
Basic	13,078,954	13,078,954
Diluted	14,776,514	13,788,835

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands — unaudited)

	Six Months Ended
	March 31,	April 1,
	2006	2005
Operating Activities
Net cash (used in) provided by operating activities	$(4,515)	$4,875
Investing Activities
Deferred expenses relating to sale of San Carlos property	(4)	(203)
Purchase of Econco, net of cash acquired	—	(18,685)
Capital expenditures	(5,817)	(4,428)
Net cash used in investing activities	(5,821)	(23,316)
Financing Activities
Proceeds from issuance of floating rate senior notes	—	79,200
Payments for debt issue costs	—	(3,375)
Proceeds from (repayments on) senior term loan	10,000	(9,550)
Special cash dividends	(17,000)	(75,809)
Payment of IPO financing costs	(1,374)	—
Repayments on capital leases	—	(20)
Net cash used in financing activities	(8,374)	(9,554)
Net Decrease in Cash and Cash Equivalents	(18,710)	(27,995)
Cash and cash equivalents at beginning of period	26,511	40,476
Cash and cash equivalents at end of period	$7,801	$12,481

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$12,378	$7,066
Cash paid for taxes, net of refunds	$4,607	$7,699

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands except per share amounts)

(unaudited)

1.      Basis of Presentation

Unless the context otherwise requires, (1) “CPI International” means CPI International, Inc. (formerly known as CPI Holdco, Inc.), (2) “Predecessor” means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) “CPI” means Communications & Power Industries, Inc. and (4) “Merger” means the January 23, 2004 merger pursuant to which CPI International acquired the Predecessor. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The terms “we,” “us,” “our” and the “Company” refer to CPI International, or the Predecessor, as applicable, and its direct and indirect subsidiaries on a consolidated basis.

The accompanying condensed consolidated financial statements represent the consolidated results and financial position of CPI International, a Delaware corporation, which is controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment. Effective January 17, 2006, the Company changed its name from CPI Holdco, Inc. to CPI International, Inc.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

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

On April 7, 2006, the Company effected a 3.059-to-1 stock split of its outstanding shares of common stock as of such date. All share and per share amounts in the accompanying condensed financial statements and accompanying notes have been retroactively restated to reflect the stock split.

As more fully described in Note 13, “Subsequent Events”, on April 27, 2006, the Company priced the initial public offering of its common stock. On May 3, 2006, the initial public offering of the Company’s common stock was completed and we used the net proceeds from our initial public offering to repay $45.0 million of the Term Loan, as described below.

2.                 Supplemental Balance Sheet Information

Accounts receivable:   Accounts receivable are stated net of allowances for doubtful accounts of $0.7 million at both March 31, 2006 and September 30, 2005.

Inventories: The following table provides details of inventories, net of reserves:

	March 31,	September 30,
	2006	2005
Raw materials and parts	$36,472	$29,627
Work in process	11,454	12,540
Finished goods	5,175	8,453
Inventories	$53,101	$50,620

Reserve for excess, slow moving and obsolete inventory:

	Six Months Ended
	March 31,	April 1,
	2006	2005
Beginning balance	$8,655	$8,981
Econco acquisition	—	729
Inventory provision, charged to cost of sales	473	378
Inventory write-offs	(151)	(295)
Ending balance	$8,977	$9,793

Reserve for loss contracts and cost in excess of market inventory:

	Six Months Ended
	March 31,	April 1,
	2006	2005
Beginning balance	$1,430	$2,845
Provision for loss contracts and cost in excess of market inventory charged to cost of sales	652	596
Reserved inventory sold or otherwise disposed of	(629)	(1,452)
Ending balance	$1,453	$1,989

Intangible assets:

		Accumulated
March 31, 2006	Cost	Amortization	Net
VED core technology	$30,700	$(1,353)	$29,347
VED application technology	19,800	(1,735)	18,065
X-ray generator and satcom application technology	8,000	(1,171)	6,829
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(575)	11,235
Tradename	5,800	—	5,800
Customer list and programs	5,700	(337)	5,363
Noncompete agreement	110	(33)	77
Net identifiable intangible assets	$99,370	$(22,654)	$76,716

		Accumulated
September 30, 2005	Cost	Amortization	Net
VED core technology	$30,700	$(1,048)	$29,652
VED application technology	19,800	(1,340)	18,460
X-ray generator and satcom application technology	8,000	(902)	7,098
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(444)	11,366
Tradename	5,800	—	5,800
Customer list and programs	5,700	(224)	5,476
Noncompete agreement	110	(21)	89
Net identifiable intangible assets	$99,370	$(21,429)	$77,941

The estimated future amortization expense of purchased intangible assets as of March 31, 2006 was as follows:

Fiscal Year	Amount
2006 (remaining six months)	$1,226
2007	2,451
2008	2,451
2009	2,432
2010	2,429
Thereafter	59,927
Total	$70,916

Goodwill:   As of March 31, 2006 and September 30, 2005 the Company had $145.5 million of goodwill, $131.6 million of which has been allocated to the VED segment and $13.9 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the six months ended March 31, 2006.

Product warranty:

	Quarter Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
Beginning accrued warranty	$6,190	$6,064	$6,359	$6,074
Amount acquired from Econco	—	—	—	112
Accruals for product warranty	1,690	1,337	2,738	1,956
Cost of warranty claims	(1,462)	(1,735)	(2,679)	(2,476)
Ending balance	$6,418	$5,666	$6,418	$5,666

3. Long-Term Debt

Long-term debt comprises the following:

	March 31,	September 30,
	2006	2005
Term loan, expiring 2010	$90,000	$80,000
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of amortized issue discount of $742 and $769, respectively	79,258	79,231
	$294,258	284,231

Senior credit facility and term loan of CPI:   In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the “Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. As of March 31, 2006 the Company had no outstanding borrowings under the Revolver and $90.0 million outstanding under the Term Loan. There are no scheduled principal payments due on the Term Loan during the 2006 fiscal year because of the optional Term Loan prepayments made by the Company in fiscal year 2005. Upon specified conditions, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

On December 15, 2005, CPI International and CPI entered into Amendment No. 3 (the “Amendment”), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10.0 million, and CPI borrowed an additional $10.0 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20.0 million) to CPI International to fund a dividend by CPI International to its stockholders, (2) amended the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI’s fiscal year 2006 by the excess of the amount of the dividend described in clause (1) over the gross proceeds of the $10.0 million additional borrowing, and (3) permitted CPI or CPI International to use up to $70.0 million of the proceeds of the first equity issuance by CPI International to repurchase or redeem its Floating Rate Senior Notes (the “FR Notes”) or CPI’s 8% Senior Subordinated Notes due 2012 (the “8% Notes”).

Any borrowings under the Revolver would currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (“ABR”) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at March 31, 2006, we had letters of credit commitments for $4.2 million. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of March 31, 2006 (1) the Term Loan borrowing consisted of one tranche of $50.0 million and one tranche of $40.0 million with interest payable on April 18, 2006, at 7.01% per annum and (2) a Revolving commitment of $4.2 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

The Senior Credit Facility requires 1.0% of the original Term Loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. CPI is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI’s subsidiaries; (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI’s subsidiaries, (3) all such proceeds paid to CPI International, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI International, except in the case of the first equity issuance whereby CPI or CPI International are permitted to use up to $70.0 million of the proceeds to repurchase or redeem the 8% Notes or the FR Notes.

CPI is also required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to, but not including, the September 30, 2009 scheduled principal installment.

CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. On March 31, 2005, CPI made an optional prepayment of $5.7 million, in addition to the quarterly scheduled Term Loan amortization payment. The optional prepayment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to June 30, 2009, with the balance applied to the September 30, 2009 installment.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries. As of March 31, 2006, CPI and CPI International were in compliance with all Senior Credit Facility financial covenants.

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

8% Senior subordinated notes of CPI:   In connection with the Merger on January 23, 2004, CPI issued $125.0 million in aggregate principal amount of its 8% Notes. The proceeds of the 8% Notes were used to redeem the Predecessor’s outstanding indebtedness and pay part of the Merger consideration. The 8% Notes have no sinking fund requirements.

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

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, CPI may redeem up to 35% of the aggregate principal amount of the 8% Notes at a redemption price equal to 108% of the principal amount of the 8% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings. At any time on or prior to February 1, 2008, the 8% Notes may also be redeemed or purchased (by CPI or any other person) in whole but not in part, at CPI’s option, upon the occurrence of a change of control (as defined in the indenture governing the 8% Notes) at a price equal to 100% of the principal amount of the 8% Notes, plus a “make-whole” premium (as defined in the indenture governing the 8% Notes) to the redemption price on February 1, 2008, and accrued and unpaid interest, if any, to, the date of redemption or purchase.

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

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due August 1, 2006 is approximately 10.56% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

At any time or from time to time prior to February 1, 2007, CPI International, at its option, may redeem the FR Notes in whole or in part at a “make whole” premium, plus accrued and unpaid interest to the date of redemption. At any time or from time to time on or after February 1, 2007, CPI International, at its option, may redeem the Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

Events of default under the indenture governing the FR Notes include: failure to make payments on the FR Notes when due; failure to comply with covenants in the indenture governing the FR Notes; a default under certain other indebtedness of CPI International or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI International or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Debt maturities:   As of March 31, 2006, maturities on long-term debt were as follows (in thousands):

Fiscal Year	Amount
2006	$—
2007	—
2008	—
2009	18,825
2010	71,175
Thereafter	205,000
Total	$295,000

4. Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered “highly effective”, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets, and the Company anticipates recognizing the entire unrealized gain of $0.2 million in operating earnings by June 30, 2006. Realized gains and losses from foreign currency exchange contracts are recognized in Cost of sales and General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income. Net income includes forward currency gains of $0.6 million and $0.4 million for the quarters ended March 31, 2006 and April 1, 2005, respectively, and $1.0 million and $0.6 million for the six month periods ended March 31, 2006 and April 1, 2005, respectively.

In April 2005, the Company entered into an $80.0 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. The Swap is designated as a cash flow hedge under SFAS No. 133, and the gain or loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period. As of March 31, 2006, the Company had a collateral deposit of $0.5 million for the Swap, which is included as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The amount of collateral fluctuates based on the fair value of the Swap. The unrealized gains and losses from the Swap are included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. At March 31, 2006, the fair value of the Swap was $1.5 million and the unrealized gain was approximately $0.9 million, net of related tax expense.

5. Share-Based Compensation

At the beginning of fiscal year 2006, the Company adopted SFAS No. 123R (“Share-Based Payments”) (“SFAS No. 123R”), and Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its existing stock option plans under the prospective method. Previously, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value-based method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. Because the Company’s stock was not publicly traded prior to the adoption of SFAS No. 123R and there was no quoted market price for its common stock, the Company computed an estimated market price of its stock based on valuation techniques for determining the fair value of closely held stock. The exercise prices of all stock options issued by the Company were at, or above, the estimated market price of the underlying stock at the date of issuance. The Company will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic value-based method of measuring equity share options.

There was no share-based compensation cost in the first six months of fiscal year 2006 since the Company has not granted any new stock option awards during this period and there was no unrecognized compensation cost relating to awards outstanding at September 30, 2005.  The application of SFAS No. 123R had no impact on the Company’s cash position. The Company charges stock-based compensation expense against income under the caption “General and administrative” in the Condensed Consolidated Statements of Operations and Comprehensive Income because the majority of holders of stock options are in administrative functions.

At March 31, 2005, the Company had two stock plans: the 2004 Stock Incentive Plan (“the 2004 Plan”) and the 2000 Stock Option Plan (“the 2000 Plan”). In April 2006, in connection with its initial public offering of common stock, the Company adopted the 2006 Equity and Performance Incentive Plan (the “2006 Plan”) and the 2006 Employee Stock Purchase Plan.

Options under the 2004 Plan vest at a rate of 20% to 25% per year and expire 10 years after the grant date. All stock option grants under the 2004 Plan were non-qualified stock options and were issued at exercise prices equal to or greater than the estimated market price of the Company’s common stock at option grant date. The Company has ceased making new grants under the 2004 Plan.

The 2000 Plan was established by the Predecessor, and no further options are available for issuance thereunder. In accordance with the terms of the stock option agreements, the unvested stock options outstanding under the Predecessor’s 2000 Plan became fully vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI International (“Rollover Options”) or exercise their stock options. Management elected to rollover options to purchase 912,613 shares of common stock at prices ranging from $0.20 to $0.74 per share. The Rollover Options are otherwise subject to the terms of the 2000 Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment.

The 2006 Plan provides for an aggregate of up to 1,400,000 shares of our common stock to be available for awards, plus the number of shares subject to awards granted under our 2004 Stock Incentive Plan and our 2000 Stock Option Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the board of directors and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of our shares on the date of grant. In April 2006, the compensation committee delegated authority to the Chief Executive Officer to grant options to purchase up to an aggregate 25,000 shares of common stock to employees, other than employees who are executive officers. On April 27, 2006, we issued options to purchase 297,500 shares of our common stock, at an exercise price of $18.00 per share.

The 2006 Employee Stock Purchase Plan permits eligible employees to purchase our stock at a discounted price. An aggregate of 760,000 shares of our common stock is reserved for issuance under this plan. The stock purchase plan is administered by the compensation committee of the board of directors. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of our common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of our common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of our common stock on the date of purchase.

A summary of the status of the Company’s stock option activity for the six months ending March 31, 2006, is presented below:

	Options		Weighted-
	Available for	Options	Average Exercise
	Grant	Outstanding	Price
Outstanding at beginning of period	188,330	2,895,432	$3.13
Granted	—	—	—
Forfeited	90	(90)	$3.13
Exercised	—	—	—
Outstanding at end of period	188,420	2,895,342	$3.13

The following table summarizes information about stock options outstanding at March 31, 2006:

				Weighted-Average
				Remaining
Exercise	Number of Shares			Contractual Life
Price	Vested	Unvested	Total	(in years)
$0.20	704,701	—	704,701	6.92
$0.74	199,740	—	199,740	4.34
$1.08	8,079	—	8,079	7.83
$4.32	1,373,107	524,647	1,897,754	7.99
$6.61	54,480	—	54,480	8.50
$6.98	19,118	11,470	30,588	8.95
	2,359,225	536,117	2,895,342	7.50

At March 31, 2006, the intrinsic value of vested and unvested stock options based on the estimated fair value of CPI International’s common stock was $35.7 million and $7.3 million, respectively.

6. Income Taxes

Income tax expense for the first six months of fiscal year 2006 includes a $315,000 charge attributable to the fourth quarter of fiscal year 2005, consisting of $505,000 to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $190,000 tax contingency reserve. The effective tax rates were approximately 44% and 40% for the first six months of fiscal years 2006 and 2005, respectively. Without the correction to the overstatement of tax benefits, the Company’s effective tax rate for the first six months of fiscal year 2006 would have been approximately 41%.

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

The following table is a reconciliation of the shares used to calculate basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
Basic weighted average shares oustanding	13,078,954	13,078,954	13,078,954	13,078,954
Dilutive stock options	1,705,993	770,719	1,697,560	709,881
Diluted weighted average shares outstanding	14,784,947	13,849,673	14,776,514	13,788,835

The Company excludes stock options from the computation of diluted weighted average shares outstanding if the exercise price of the option is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share. Accordingly, options to purchase 58,784 shares, at a weighted average exercise price of $6.63, were excluded from the computation of diluted weighted average shares outstanding for the quarter ended April 1, 2005 and options to purchase 56,632 shares, at a weighted average exercise price of $6.62, were excluded from the computation of diluted weighted average shares outstanding for the first six months of fiscal year 2005. For the second quarter and the first six months of fiscal year 2006, all stock options are dilutive.

8. Segments and Related Information

In accordance with SFAS No. 131, the Company has six divisions that meet the criteria of an operating segment, and the Company has two reportable segments: VED and satcom equipment. Amounts not reported as VED or satcom equipment are reported as other. The CEO evaluates performance and allocates resources to each of these divisions based on the Company’s principal performance measure, earnings before interest, income taxes, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Quarter Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
Revenues from external customers
VEDs	$69,597	$68,675	$132,793	$130,943
Satcom equipment	17,332	15,788	36,515	27,253
Total	$86,929	$84,463	$169,308	$158,196
Intersegment product transfers
VEDs	$6,476	$7,032	$12,684	$12,784
Satcom equipment	2	11	2	13
Total	$6,478	$7,043	$12,686	$12,797

	Quarter Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
EBITDA
VEDs	$17,396	$19,345	$33,461	$35,887
Satcom equipment	1,961	2,411	4,852	3,789
Other	(3,304)	(3,308)	(9,745)	(5,752)
Total	$16,053	$18,448	$28,568	$33,924

The “Other” category for EBITDA consists primarily of corporate operating expenses and international subsidiary sales expenses. Corporate operating expenses include headquarters general and administrative expenses, stock-based compensation expenses, management bonuses, and purchase accounting charges related to the Merger and Econco acquisition and certain other non-operating expenses. Intersegment product transfers are recorded at cost. The “Other” category of EBITDA for the six months ended March 31, 2006 includes a $3.25 million special bonus to employees and directors, and manufacturing disruption and move related expenses of $2.5 million associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California. On December 15, 2005, CPI’s Board of Directors approved a payment of $3.25 million in special bonuses to CPI employees and directors (other than directors who are employees or affiliates of Cypress), to reward them for the increase in Company value.

For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•                    EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•                    the Senior Credit Facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants;

•                    EBITDA is a component of the measures used by our management team to make day-to-day operating decisions;

•                    EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and therefore is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•                    the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for, net income (loss), cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP. The following table reconciles net income to EBITDA:

	Quarter ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
Net income	$4,345	$6,320	$6,560	$9,418
Depreciation and amortization	2,295	3,150	4,451	9,369
Interest expense, net	6,400	4,732	12,464	8,812
Income tax expense	3,013	4,246	5,093	6,325
EBITDA	$16,053	$18,448	$28,568	$33,924

Geographic sales by customer location were as follows:

	Quarter Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
United States	$57,207	$55,845	$108,207	$106,478
All foreign countries	29,722	28,618	61,101	51,718
Total sales	$86,929	$84,463	$169,308	$158,196

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales. Direct sales to the United States Government were $15.2 million, and $16.0 million of the Company’s consolidated sales for the quarters ended March 31, 2006 and April 1, 2005, respectively. Sales to this customer were $27.8 million and $29.6 million for the six month periods ending March 31, 2006 and April 1, 2005, respectively.

9. San Carlos Sale Agreement

The Company has entered into an agreement to sell the land and close its facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid the Company a $13.0 million deposit on the purchase price, which the Company used to fund the capital expenditures and costs of moving its San Carlos operations to its Palo Alto facility and to a new location in the Palo Alto area. The $13.0 million deposit is nonrefundable unless the Company breaches the sale agreement. The San Carlos facility has preexisting soil and groundwater contamination that has been the subject of some remediation and is expected to undergo additional remediation by the purchaser after the sale closes. In connection with the sale agreement, the Company entered into an agreement regarding environmental conditions at the property and was named as an additional insured on a pollution liability insurance policy obtained by the purchaser that is intended to fund the remediation of the contamination of the San Carlos property to permit hospital and other “unrestricted” uses under the direction of the applicable environmental regulatory agency.

The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, the Company expects to close the sale of the property in fiscal year 2007.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (“Varian”), and the Company dated June 9, 1995, as amended, the Company agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to waive certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid in the fourth quarter of fiscal year 2004. The payments from Varian are being accounted for as part of the sale of the property, with the aggregate sales price, including the $23.8 million from the buyer, totaling $24.8 million. In addition, the Company has agreed to relieve Varian of certain of its indemnity obligations to the Company for certain environmental liabilities related to the San Carlos property relating to periods prior to August 1995 and to reimburse Varian for certain potential environmental costs related to the San Carlos property that are not covered by insurance. The Company and Varian have also agreed to certain use restrictions and environmental cost-sharing provisions related to the Company’s property in Beverly, Massachusetts, and the Company has relinquished its right to redevelop that property for residential or similar use.

As of March 31, 2006, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2006, the Company had deferred expenses of $0.7 million relating to the sale of the San Carlos property and classified these amounts as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The San Carlos land and building had a net book value of $23.5 million as of March 31, 2006 and the building continues to be depreciated over its remaining useful life. Based on current projections of costs, the Company does not expect to recognize a loss on the sale of the San Carlos property.

10. Econco Acquisition

On October 8, 2004, the Company purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for cash consideration of approximately $18.3 million. The preliminary Econco purchase price estimate of $18.7 million was finalized and adjusted in our financial results in the third quarter of fiscal year 2005. Econco is a provider of remanufactured high-power microwave devices, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new device.

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

The following table summarizes the final allocation of fair value of the Econco assets acquired and liabilities assumed at October 8, 2004:

Net current assets	$2,049
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	5,848
Total	$18,346

Net current assets include $0.4 million for the revaluation of inventory. The following table presents details of the purchased intangible assets acquired:

	Weighted-
	Average Useful
	Life	Amount
Non-compete agreement	5 years	$110
Tradename	indefinite	1,400
Customer list and programs	25 years	5,700
Total		$7,210

11. Special Cash Dividends

In December 2005, the Board of Directors declared and paid a special cash dividend to stockholders of $17 million. This dividend was paid using (a) the $10 million in net proceeds obtained from the additional borrowing under the Senior Credit Facility in connection with the December 2005 amendment thereto, and (b) available cash. The cash dividend was made on the basis of the stockholders’ relative ownership of CPI International’s outstanding common stock.

In February 2005, the Board of Directors declared and paid a special cash distribution to stockholders of approximately $75.8 million. The special cash distribution was made on the basis of the stockholders’ relative ownership of CPI International’s outstanding common stock and was paid using the net proceeds from the offering of $80 million aggregate principal amount of the FR Notes.

12. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) to be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, then the difference would be charged to current-period expense, and not included in inventory costs. The Company adopted SFAS No. 151 in the beginning of fiscal year 2006 and its adoption did not have a significant impact on the Company’s results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal year 2006. The Company does not expect the implementation of Interpretation No. 47 to have a significant impact on its results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal year 2007. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 at the beginning of fiscal year 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140.” SFAS No. 156 amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company is required to adopt SFAS No. 156 at the beginning of fiscal year 2007 and as of March 31, 2006, the Company did not have any servicing assets or servicing liabilities.

13. Subsequent Events

On April 7, 2006, the Company effected a 3.059-to-1 stock split of its outstanding shares of common stock as of such date. All share and per share amounts in the accompanying condensed financial statements and accompanying notes have been retroactively restated to reflect the stock split.

On April 27, 2006, the Company priced the initial public offering of its common stock. On May 3, 2006, the initial public offering of the Company’s common stock was completed. The Company sold 2,941,200 shares and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18 per share, resulting in total proceeds to the Company of approximately $47.2 million, net of estimated underwriters’ discounts and commissions and approximately $2.0 million to pay fees and expenses associated with this offering and related transaction costs. The underwriters for the initial public offering have the option to purchase up to an additional 1,058,831 shares of the Company’s common stock (the “over-allotment”), of which 441,180 shares would be offered by the Company and 617,651 shares would be offered by the selling stockholders. The underwriters have until May 27, 2006 to exercise the over-allotment, and as of May 15, 2006, the option has not been exercised by the underwriters.

We used the net proceeds from our initial public offering to repay $45.0 million of the Term Loan under the Senior Credit Facility on May 3, 2006.

14. Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating condensed financial statements of: (a) the parent, CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries, the Company’s domestic subsidiaries (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated total. The accompanying condensed consolidating financial statements should be read in connection with the condensed consolidated financial statements of the Company.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$2	5,898	266	1,635	—	7,801
Restricted cash	—	—	1,023	104	—	1,127
Accounts receivable, net	—	24,822	8,197	13,444	—	46,463
Inventories	—	34,972	1,667	17,373	(911)	53,101
Deferred tax assets	—	11,569	7	35	—	11,611
Prepaid and other current assets	722	1,207	276	1,265	—	3,470
Intercompany receivable	—	30,398	—	—	(30,398)	—
Total current assets	724	108,866	11,436	33,856	(31,309)	123,573
Property, plant and equipment, net	—	74,499	3,088	8,408	—	85,995
Deferred debt issue costs, net	3,212	7,127	—	—	—	10,339
Intangible assets, net	—	60,701	6,840	9,175	—	76,716
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	2,614	1,067	—	—	—	3,681
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	146,401	54,303	—	—	(200,704)	—
Total assets	$152,951	399,639	27,212	99,012	(233,048)	445,766

Liabilities and Stockholders’ Equity
Accounts payable	$—	12,211	403	8,265	—	20,879
Accrued expenses	1,645	18,737	903	4,303	—	25,588
Product warranty	—	3,847	192	2,379	—	6,418
Income taxes payable	—	1,198	96	1,657	—	2,951
Advance payments from customers	—	3,342	666	2,858	—	6,866
Intercompany payable	28,708	—	492	1,198	(30,398)	—
Total current liabilities	30,353	39,335	2,752	20,660	(30,398)	62,702
Deferred income taxes	585	25,924	—	7,087	—	33,596
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,258	215,000	—	—	—	294,258
Other long-term liabilities	—	21	—	—	—	21
Total liabilities	110,196	293,730	2,752	28,782	(31,433)	404,027
Common stock	131	—	—	—	—	131
Parent investment	—	75,861	22,228	57,216	(155,305)	—
Additional paid-in capital	17,596	—	—	—	—	17,596
Accumulated other comprehensive income	1,132	254	—	254	(508)	1,132
Retained earnings	23,896	29,794	2,232	12,760	(45,802)	22,880
Total stockholders’ equity	42,755	105,909	24,460	70,230	(201,615)	41,739
Total liabilities and stockholders’ equity	$152,951	399,639	27,212	99,012	(233,048)	445,766

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$33	25,528	323	627	—	26,511
Restricted cash	—	—	1,180	107	—	1,287
Accounts receivable, net	—	21,982	5,531	11,782	—	39,295
Inventories	—	33,746	2,135	15,755	(1,016)	50,620
Deferred tax assets	—	12,339	7	—	—	12,346
Prepaid and other current assets	165	3,930	127	791	(1,032)	3,981
Intercompany receivable	—	17,849	2,278	8,064	(28,191)	—
Total current assets	198	115,374	11,581	37,126	(30,239)	134,040
Property, plant and equipment, net	—	72,462	3,166	7,996	—	83,624
Deferred debt issue costs, net	3,326	7,735	—	—	—	11,061
Intangible assets, net	—	61,500	6,965	9,476	—	77,941
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,515	901	—	—	—	2,416
Intercompany notes receivable	—	7,635	—	—	(7,635)	—
Investment in subsidiaries	157,658	49,587	—	—	(207,245)	—
Total assets	$162,697	407,235	27,560	102,171	(245,119)	454,544

Liabilities and Stockholders’ Equity
Accounts payable	$—	13,223	368	7,830	—	21,421
Accrued expenses	1,320	21,610	1,078	3,239	—	27,247
Product warranty	—	3,698	164	2,497	—	6,359
Income taxes payable	—	—	11	2,567	(1,032)	1,546
Advance payments from customers	—	4,744	1,834	5,489	—	12,067
Intercompany payable	28,191	—	—	—	(28,191)	—
Total current liabilities	29,511	43,275	3,455	21,622	(29,223)	68,640
Deferred income taxes	272	28,240	—	7,044	—	35,556
Intercompany notes payable	—	—	—	7,635	(7,635)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,231	205,000	—	—	—	284,231
Total liabilities	109,014	289,965	3,455	36,301	(36,858)	401,877
Common stock	131	—	—	—	—	131
Parent investment	—	95,179	22,228	57,216	(174,623)	—
Additional paid-in capital	34,595	—	—	—	—	34,595
Accumulated other comprehensive income	1,621	1,213	—	360	(1,573)	1,621
Retained earnings	17,336	20,878	1,877	8,294	(32,065)	16,320
Total stockholders’ equity	53,683	117,270	24,105	65,870	(208,261)	52,667
Total liabilities and stockholders’ equity	$162,697	407,235	27,560	102,171	(245,119)	454,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Quarter Ended March 31, 2006
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	56,580	16,101	34,148	(19,900)	86,929
Cost of sales	—	42,238	13,241	25,797	(20,091)	61,185
Gross profit	—	14,342	2,860	8,351	191	25,744
Operating costs and expenses:
Research and development	—	842	—	1,099	—	1,941
Selling and marketing	—	1,933	974	1,773	—	4,680
General and administrative	—	1,784	435	2,457	—	4,676
Amortization of acquisition-related intangible assets	—	334	62	150	—	546
Net loss on disposition of assets	—	143	—	—	—	143
Total operating costs and expenses	—	5,036	1,471	5,479	—	11,986
Operating income	—	9,306	1,389	2,872	191	13,758
Interest expense (income), net	2,052	4,339	(4)	13	—	6,400
(Loss) income before income tax expense and equity in income of subsidiaries	(2,052)	4,967	1,393	2,859	191	7,358
Income tax (benefit) expense	(821)	2,539	390	905	—	3,013
Equity in income of subsidiaries	5,576	2,957	—	—	(8,533)	—
Net income	$4,345	5,385	1,003	1,954	(8,342)	4,345

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Quarter Ended April 1, 2005
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	59,433	11,682	30,708	(17,360)	84,463
Cost of sales	—	41,672	9,575	21,499	(17,360)	55,386
Gross profit	—	17,761	2,107	9,209	—	29,077
Operating costs and expenses:
Research and development	—	773	—	1,085	—	1,858
Selling and marketing	—	1,973	814	1,798	—	4,585
General and administrative	—	3,267	567	1,824	—	5,658
Amortization of acquisition-related intangible assets	—	1,175	62	249	—	1,486
Net loss on disposition of assets	—	192	—	—	—	192
Total operating costs and expenses	—	7,380	1,443	4,956	—	13,779
Operating income	—	10,381	664	4,253	—	15,298
Interest expense (income), net	811	3,674	(10)	257	—	4,732
(Loss) income before income tax expense and equity in loss of subsidiaries	(811)	6,707	674	3,996	—	10,566
Income tax (benefit) expense	(324)	3,025	229	1,316	—	4,246
Equity in income of subsidiaries	6,807	3,125	—	—	(9,932)	—
Net income	$6,320	6,807	445	2,680	(9,932)	6,320

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Six Months Ended March 31, 2006
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	108,583	29,042	68,956	(37,273)	169,308
Cost of sales	—	80,526	23,942	51,266	(37,378)	118,356
Gross profit	—	28,057	5,100	17,690	105	50,952
Operating costs and expenses:
Research and development	—	1,686	—	2,165	—	3,851
Selling and marketing	—	4,098	1,843	3,763	—	9,704
General and administrative	—	6,570	734	4,674	—	11,978
Amortization of acquisition-related intangible assets	—	668	125	301	—	1,094
Net loss on disposition of assets	—	172	—	36	—	208
Total operating costs and expenses	—	13,194	2,702	10,939	—	26,835
Operating income	—	14,863	2,398	6,751	105	24,117
Interest expense (income), net	4,100	8,346	(9)	27	—	12,464
(Loss) income before income tax expense and equity in income of subsidiaries	(4,100)	6,517	2,407	6,724	105	11,653
Income tax (benefit) expense	(1,640)	3,779	696	2,258	—	5,093
Equity in income of subsidiaries	9,020	6,177	—	—	(15,197)	—
Net income	$6,560	8,915	1,711	4,466	(15,092)	6,560

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Six Months Ended April 1, 2005
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	113,566	21,255	55,818	(32,443)	158,196
Cost of sales	—	79,791	17,644	40,423	(32,443)	105,415
Gross profit	—	33,775	3,611	15,395	—	52,781
Operating costs and expenses:
Research and development	—	1,191	—	2,115	—	3,306
Selling and marketing	—	3,695	1,646	3,312	—	8,653
General and administrative	—	6,044	837	2,746	—	9,627
Amortization of acquisition-related intangible assets	—	5,417	120	855	—	6,392
Net loss on disposition of assets	—	248	—	—	—	248
Total operating costs and expenses	—	16,595	2,603	9,028	—	28,226
Operating income	—	17,180	1,008	6,367	—	24,555
Interest expense (income), net	811	7,444	(15)	572	—	8,812
(Loss) income before income tax expense and equity in loss of subsidiaries	(811)	9,736	1,023	5,795	—	15,743
Income tax (benefit) expense	(324)	4,331	305	2,013	—	6,325
Equity in income of subsidiaries	9,905	4,500	—	—	(14,405)	—
Net income	$9,418	9,905	718	3,782	(14,405)	9,418

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2006
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$(2,116)	(4,158)	22	1,737	—	(4,515)
Investing Activities
Deferred expenses relating to sale of San Carlos Property	—	(4)	—	—	—	(4)
Capital expenditures	—	(5,009)	(79)	(729)	—	(5,817)
Net cash used in investing activities	—	(5,013)	(79)	(729)	—	(5,821)
Financing Activities
Proceeds from senior term loan	—	10,000	—	—	—	10,000
Special cash dividends	(17,000)	—	—	—	—	(17,000)
Payment of IPO financing costs	(1,374)	—	—	—	—	(1,374)
Intercompany dividends	20,459	(20,459)	—	—	—	—
Net cash provided by (used in) financing activities	2,085	(10,459)	—	—	—	(8,374)
Net (Decrease) Increase in Cash and Cash Equivalents	(31)	(19,630)	(57)	1,008	—	(18,710)
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$2	5,898	266	1,635	—	7,801

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 1, 2005
(in thousands — unaudited)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$227	5,198	258	(808)	—	4,875
Investing Activities
Deferred expenses relating to sale of San Carlos property	—	(203)	—	—	—	(203)
Purchase of Econco, net of cash acquired	—	(18,685)	—	—	—	(18,685)
Capital expenditures	—	(4,092)	(73)	(263)	—	(4,428)
Net cash used in investing activities	—	(22,980)	(73)	(263)	—	(23,316)
Financing Activities
Proceeds from issuance of floating rate senior notes	79,200	—	—	—	—	79,200
Payments for debt issue costs	(3,375)	—	—	—	—	(3,375)
Repayments on senior term loan	—	(9,550)	—	—	—	(9,550)
Special cash dividends	(75,809)	—	—	—	—	(75,809)
Repayments on capital leases	—	—	(20)	—	—	(20)
Net cash provided by financing activities	16	(9,550)	(20)	—	—	(9,554)
Net (Decrease) Increase in Cash and Cash Equivalents	243	(27,332)	165	(1,071)	—	(27,995)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at end of period	$243	10,799	278	1,161	—	12,481

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

Overview

CPI International, Inc., headquartered in Palo Alto, California, is the parent company of Communications & Power Industries, Inc., a leading provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications. Communications & Power Industries, Inc. develops, manufactures and distributes products used to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of communications; providing power and control for medical diagnostic imaging; generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

Unless the context otherwise requires, (1) “CPI International” means CPI International, Inc., (2) “Predecessor” means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) “CPI” means Communications & Power Industries, Inc. and (4) “Merger” means the January 23, 2004 merger pursuant to which CPI International acquired the Predecessor. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The terms “we,” “us,” “our” and the “Company” refer to CPI International, or the Predecessor, as applicable, and its direct and indirect subsidiaries on a consolidated basis.

On May 3, 2006, we completed the initial public offering of our Common Stock, pursuant to which we sold 2,941,200 shares and the selling stockholders sold 4,117,670 shares, at an initial offering price to the public of $18 per share. For additional information about the initial public offering of our common stock see “—Liquidity and Capital Resources.”

Econco Acquisition

On October 8, 2004, we purchased all of the outstanding stock of Econco Broadcast Service, Inc. of Woodland, California for cash consideration of approximately $18.3 million. Econco is a provider of remanufactured high-power microwave devices, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new device.

Orders

Our customer sales contracts are recorded as orders when we accept written customer purchase orders or contracts. Customer purchase orders with an undefined delivery schedule, or blanket purchase orders, are not reported as orders until the delivery date is determined. Our government sales contracts are not reported as orders until we have been notified that the contract has been funded. Total orders for a fiscal period represent the total dollar amount of customer orders recorded by us during the fiscal period, reduced by the dollar amount of any order cancellations or terminations during the fiscal period.

Our orders by market for the first six months of fiscal years 2006 and 2005 are summarized as follows (dollars in millions):

	Six Months Ended
	March 31, 2006		April 1, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Orders	Amount	Orders	Amount	Percentage
Radar	$64.3	37%	$53.4	30%	$10.9	20%
Electronic Warfare	9.7	6%	15.4	9%	(5.7)	(37)%
Medical	33.7	20%	32.3	18%	1.4	4%
Communications	52.1	30%	59.0	34%	(6.9)	(12)%
Industrial	9.7	6%	12.9	7%	(3.2)	(25)%
Scientific	2.6	1%	3.9	2%	(1.3)	(33)%
Total orders	$172.1	100%	$176.9	100%	$(4.8)	(3)%

Explanations for the order increase or decrease by market for the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005 are as follows:

•                    Radar:   The increase in radar orders was due to both increased order levels and the timing of order receipts for several programs. The increase in order levels includes increases for products that are used on the Aegis SPY-1D program, the TPQ-37 Firefinder Artillery Locating Radar program and various foreign military programs.

•                    Electronic Warfare:   The decrease in electronic warfare orders was primarily due to the timing of order levels on certain programs that did not repeat in the first six months of fiscal year 2006. In the first six months of fiscal year 2005, we recorded a $3.4 million two-year delivery order for the ALQ-187 Electronic Countermeasure System program. While this order is not expected to repeat in the current fiscal year, we are expecting follow-on orders at lower levels for this program within the next six to twelve months. Lower orders of approximately $1.1 million for the MK-234 NULKA shipboard decoy program during first six months of fiscal year 2006 were due to the timing of an order release that is expected in the second half of fiscal year 2006.

•                    Medical:   There was a $4.5 million increase in orders for x-ray generators in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005, which was partially offset by the $3.3 million reduction in orders for our Eimac division due to its relocation as discussed below. The increase in medical orders was primarily due to the continued strong growth in orders for x-ray generators, control systems, and power supply products used in x-ray imaging systems. The growth in the medical imaging orders is primarily due to new product introductions, new customers and increases in product penetration with existing customers.

•                    Communications:   The decrease in communications orders was primarily attributable to the timing of order receipts. The relocation of the Eimac facility caused an order acceleration of approximately $2.5 million in the first six months of fiscal year 2005 and a corresponding decrease of approximately $2.5 million in the first six months of fiscal year 2006. In addition, a $3.1 million international order for vacuum electron device (“VED”) products was recorded in the first six months of fiscal year 2005 and did not repeat in the first six months of fiscal year 2006. Orders for satellite communication amplifiers were $29.4 million for the first six months of fiscal year 2006 and are consistent with orders of $28.6 million for the first six months of fiscal year 2005.

•                    Industrial:   The decrease in industrial orders was primarily attributable to the $2.9 million reduction in order receipts at our Eimac division due to its relocation and lower demand for power supplies from semiconductor equipment companies.

•                    Scientific:   Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period.

As noted above, the relocation of our Eimac division from our San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities impacted our orders for the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005. The relocation process began during fiscal year 2005 and is expected to be completed by the end of fiscal year 2006. During the first six months of fiscal year 2005, in anticipation of planned manufacturing disruptions due to the relocation, customers accelerated the placement of orders with our Eimac division. The acceleration of orders during fiscal year 2005, and the related acceleration of product shipments, caused a reduction of customers’ demand requirements during the first six months of fiscal year 2006. Total orders for our Eimac division for all end markets of $17.2 million for the first six months of fiscal year 2006 were $13.4 million lower than the $30.6 million of total orders for the division for the first six months of fiscal year 2005. During the three fiscal years before the relocation began (fiscal years 2002 through 2004), semi-annual total orders at our Eimac division averaged approximately $21.6 million. Total orders for our Eimac division for the first six months of fiscal year 2005 were $9.0 million higher than the average order rate prior to beginning the relocation, and total orders for the Eimac division for the first six months of fiscal year 2006 were $4.4 million lower than the average order rate prior to beginning the relocation.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of March 31, 2006, we had an order backlog of $197.7 million compared to an order backlog of $200.0 million as of April 1, 2005. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of products that are used to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. Our products generally have selling prices ranging from $2,000 to $100,000, with certain limited products priced up to $1,000,000.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

Quarter Ended March 31, 2006 Compared to Quarter Ended April 1, 2005

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	March 31, 2006		April 1, 2005
		Percentage		Percentage of
	Amount	of Sales	Amount	Sales
Sales	$86.9	100.0%	$84.5	100.0%
Cost of sales	61.2	70.4	55.4	65.6
Gross profit	25.7	29.6	29.1	34.4
Research and development	1.9	2.2	1.9	2.2
Selling and marketing	4.7	5.4	4.6	5.4
General and administrative	4.7	5.4	5.7	6.7
Amortization of acquisition-related intangibles	0.5	0.6	1.5	1.8
Net loss on disposition of assets	0.1	0.1	0.2	0.2
Operating income	13.8	15.9	15.3	18.1
Interest expense, net	6.4	7.4	4.7	5.6
Income before taxes	7.4	8.5	10.6	12.5
Income tax expense	3.0	3.5	4.2	5.0
Net income	$4.3	5.0%	6.3	7.5%
Other Data:
EBITDA (a)	$16.1	18.5%	$18.4	21.8%

(a)             EBITDA represents earnings before provision for income taxes, net interest expense and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•                    EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•                    the Senior Credit Facility (defined below) contains covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants;

•                    EBITDA is a component of the measures used by our management team to make day-to-day operating decisions;

•                    EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and therefore is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•                    the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

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

For a reconciliation of EBITDA to Net Income, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Sales:   The following table compares total sales by market for the second quarter of fiscal years 2006 and 2005 (dollars in millions):

	Quarter Ended
	March 31, 2006		April 1, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percentage
Radar	$30.3	35%	$28.5	34%	$1.8	6%
Electronic Warfare	7.3	8%	6.9	8%	0.4	6%
Medical	14.1	16%	13.9	16%	0.2	1%
Communications	28.6	33%	26.4	31%	2.2	8%
Industrial	5.3	6%	6.4	8%	(1.1)	(17)%
Scientific	1.3	2%	2.4	3%	(1.1)	(46)%
Total sales	$86.9	100%	$84.5	100%	$2.4	3%

Sales for the second quarter of fiscal year 2006 of $86.9 million were $2.4 million, or 3%, higher than the comparable period of fiscal year 2005. The radar market sales increase was primarily due to increased shipments of products for various U.S. government and foreign military programs. The sales increase in the medical market was principally due to an approximately 15 percent increase in sales of the company’s medical imaging and radiation therapy products from $11.0 million in the second quarter of 2005 to $12.6 million in the most recent quarter, partially offset by a $1.2 million reduction in product sales from the company’s Eimac division due to the facility consolidation. The communications sales increase was due to increased shipments of amplifiers for direct-to-home broadcast and other satellite communication applications, partially offset by $2.1 million of lower shipments by our Eimac division due to its relocation. The decrease in industrial sales was primarily due to the $1.4 million reduction in shipments by our Eimac division due to its relocation. The decrease in scientific sales was primarily due to the product deliveries on programs for a European laboratory and the Spallation Neutron Source at Oakridge National Laboratory in the second quarter of fiscal year 2005 that did not repeat in the second quarter of fiscal year 2006.

As noted above, the relocation of our Eimac division from our San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities impacted our sales for the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005. The relocation process began during fiscal year 2005 and is expected to be completed by the end of fiscal year 2006. Our Eimac division has experienced manufacturing disruptions stemming from the decommissioning of custom production equipment in San Carlos and the required reconfiguration, installation and testing of equipment prior to production readiness in Palo Alto. In addition, product shipments were accelerated during fiscal year 2005 in anticipation of the relocation, which caused a reduction in customer demand requirements in the second quarter of fiscal year 2006. Total Eimac division sales for all end markets of $7.0 million for the second quarter of fiscal year 2006 were $4.8 million, or 41%, lower than total Eimac division sales of $11.8 million for the second quarter of fiscal year 2005. Prior to beginning the relocation of our Eimac division, quarterly sales at our Eimac division averaged approximately $10.8 million for fiscal years 2002 through 2004.

Gross Profit: Gross profit of $25.7 million, or 29.6% of sales, for the second quarter of fiscal year 2006 was $3.4 million lower than the prior year’s level of $29.1 million, or 34.4% of sales. The decrease in gross profit was primarily due to the relocation of our Eimac division, which negatively impacted gross margins by $2.3 million during the second quarter of fiscal year 2006 as compared to fiscal year 2005; other contributing factors included the shipment of products with higher profit margins in the second quarter of fiscal year 2005, start-up costs for new satcom products in fiscal year 2006, and the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2006. After the relocation of our Eimac division is complete, we expect to realize operational savings from the consolidation of production facilities in Palo Alto, California, which we believe will improve our gross profit percentage.

Our satcom operation has developed numerous new products over the past several years. A successful introduction of these new products has resulted in a gradual shift in our backlog to newer products. As we began to ramp up production of these new products in the second quarter of fiscal year 2006, we incurred start-up manufacturing costs which contributed to lower margins in the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005.

Research and Development: Research and development expenses were $1.9 million, or 2.2% of sales, for the second quarter of both fiscal year 2005 and 2006. Total spending on research and development, including company-sponsored amounts charged to research and development, and customer-sponsored amounts charged to cost of sales, decreased from $3.6 million, or 4.3% of sales, in the second quarter of fiscal year 2005 to $3.3 million, or 3.8% of sales, in the second quarter of fiscal year 2006.

Selling and Marketing:  Selling and marketing expenses of $4.7 million, or 5.4% of sales, for the second quarter of fiscal year 2006 increased slightly from $4.6 million, or 5.4% of sales, for the second quarter of fiscal year 2005. The increase in selling and marketing expenses in the second quarter of fiscal year 2006 was primarily due to additional selling costs to support the growth of our business.

General and Administrative: General and administrative expenses of $4.7 million, or 5.4% of sales, for the second quarter of the fiscal year 2006 were $1.0 million lower than the $5.7 million, or 6.7% of sales, for the second quarter of fiscal year 2005. The second quarter of fiscal year 2005 included $0.4 million for stock-based compensation expense, higher unfavorable foreign currency losses, and higher management incentive expense. The second quarter of fiscal years 2006 and 2005 each included $0.3 million of moving expenses related to the relocation of our Eimac division.

Amortization of Acquisition-Related Intangibles:  Amortization of acquisition-related intangibles of $0.5 million for the second quarter of the fiscal year 2006 was $1.0 million lower than the second quarter of fiscal year 2005. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets. The second quarter of fiscal year 2005 included $0.9 million for the amortization of customer backlog, which was fully amortized in January 2005. Acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Interest Expense, net: Interest expense, net of $6.4 million, or 7.4% of sales, for the second quarter of fiscal year 2006 was $1.7 million higher than the $4.7 million, or 5.6% of sales, for the second quarter of fiscal year 2005. The increase in interest expense in the second quarter of fiscal year 2006 was primarily due to additional interest expense for our $80 million floating rate senior notes issued on February 22, 2005 and higher interest rates on our variable rate Term Loan.

Income Tax Expense: We recorded income tax expense of $3.0 million for the second quarter of fiscal year 2006 and $4.2 million for the second quarter of 2005. The effective tax rates were approximately 41% and 40% for the second quarter of fiscal years 2006 and 2005, respectively.

Net Income: Net income of $4.3 million for the second quarter of fiscal year 2006 was $2.0 million lower than the second quarter of fiscal year 2005 primarily due to the relocation of our Eimac division and higher interest expense related to higher debt levels and higher interest rates on our variable rate debt; other contributing factors included the shipment of products with higher profit margins in the second quarter of fiscal year 2005, start-up manufacturing costs for new satcom products in fiscal year 2006, and the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2006. This was partially offset by lower amortization of acquisition-related intangibles and lower general and administrative expenses in the second quarter of fiscal year 2006.

EBITDA: EBITDA for the second quarter of fiscal year 2006 was $16.1 million, a decrease of $2.3 million compared to $18.4 million for the second quarter of fiscal year 2005. The decrease in EBITDA from the second quarter of fiscal year 2005 to the second quarter of 2006 was primarily due to the relocation of our Eimac division; other contributing factors included the shipment of products with higher profit margins in the second quarter of fiscal year 2005, start-up manufacturing costs for new satcom products in fiscal year 2006, and the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2006.

Six Months Ended March 31, 2006 Compared to Six Months Ended April 1, 2005

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended
	March 31, 2006		April 1, 2005
		Percentage		Percentage of
	Amount	of Sales	Amount	Sales
Sales	$169.3	100.0%	$158.2	100.0%
Cost of sales (a)	118.4	69.9	105.4	66.6
Gross profit	51.0	30.1	52.8	33.4
Research and development	3.9	2.3	3.3	2.1
Selling and marketing (a)	9.7	5.7	8.7	5.5
General and administrative (a)	12.0	7.1	9.6	6.1
Amortization of acquisition-related intangibles	1.1	0.6	6.4	4.0
Net loss on disposition of assets	0.2	0.1	0.2	0.1
Operating income	24.1	14.2	24.6	15.5
Interest expense, net	12.5	7.4	8.8	5.6
Income before taxes	11.7	6.9	15.7	9.9
Income tax expense	5.1	3.0	6.3	4.0
Net income	$6.6	3.9%	9.4	5.9%
Other Data:
EBITDA (b)	$28.6	16.9%	$33.9	21.4%

(a)             Fiscal year 2006 includes a special bonus expense (see “Special Bonus” below) of $3.25 million, allocated as follows: $0.3 million for cost of sales, $0.2 million for selling and marketing and $2.75 million for general and administrative.

(b)            EBITDA represents earnings before provision for income taxes, net interest expense and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•                    EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•                    the Senior Credit Facility contains covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants;

•                    EBITDA is a component of the measures used by our management team to make day-to-day operating decisions;

•                    EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and therefore is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•                    the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

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

For a reconciliation of EBITDA to Net Income, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Sales:   The following table compares total sales by market for the six-months ended March 31, 2006 to the six-months ended April 1, 2005 (dollars in millions):

	Six Months Ended
	March 31, 2006		April 1, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percentage
Radar	$58.0	34%	$55.5	35%	$2.5	5%
Electronic Warfare	13.0	8%	12.8	8%	0.2	2%
Medical	27.3	16%	25.7	16%	1.6	6%
Communications	58.7	35%	47.4	30%	11.3	24%
Industrial	9.7	6%	11.9	8%	(2.2)	(18)%
Scientific	2.6	1%	4.9	3%	(2.3)	(47)%
Total sales	$169.3	100%	$158.2	100%	$11.1	7%

Sales for the first six months of fiscal year 2006 of $169.3 million were $11.1 million, or 7%, higher than the comparable period of fiscal year 2005. The radar market sales increase was primarily due to increased shipments of products for various U.S. government and foreign military programs. The medical market sales increase was due to continued growth for our medical imaging and cancer therapy products, partially offset by lower shipments of $2.4 million by our Eimac division due to its relocation. The communications sales increase was due to increased shipments of amplifiers for direct-to-home broadcast and other satellite communication applications, partially offset by lower shipments of $3.3 million by our Eimac division due to its relocation. The decrease in industrial sales was primarily due to lower shipments of $2.0 million by our Eimac division due to its relocation. The decrease in scientific sales was primarily due to the product deliveries on programs for a European laboratory and the Spallation Neutron Source at Oakridge National Laboratory in the first six months of fiscal year 2005 that did not repeat in the first six months of fiscal year 2006.

As noted above, the relocation of our Eimac division from our San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities impacted our sales for the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005. The relocation process began during fiscal year 2005 and is expected to be completed by the end of fiscal year 2006.  Our Eimac division has experienced manufacturing disruptions stemming from the decommissioning of our custom production equipment in San Carlos and the required reconfiguration, installation and testing of equipment prior to production readiness in Palo Alto. In addition, product shipments were accelerated during fiscal year 2005 in anticipation of the relocation, which caused a reduction in customer demand requirements in the first six months of fiscal year 2006. Total Eimac division sales for all end markets of $14.6 million for the first six months of fiscal year 2006 were $7.7 million, or 35%, lower than sales of $22.3 million for the first six months of fiscal year 2005. Prior to beginning the relocation of our Eimac division, total semi-annual sales at our Eimac division averaged approximately $21.7 million for fiscal years 2002 through 2004.

Gross Profit: Gross profit of $51.0 million, or 30.1% of sales, for the first six months of fiscal year 2006 was $1.8 million lower than the prior year’s level of $52.8 million, or 33.4% of sales. The decrease in gross profit was primarily due to the relocation of our Eimac division, which negatively impacted gross margins by $3.8 million during the first six months of fiscal year 2006 as compared to fiscal year 2005, and to a lesser degree the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2005, partially offset by higher sales in the first six months of fiscal year 2006. After the relocation of our Eimac division is complete, we expect to realize operational savings from the consolidation of production facilities in Palo Alto, California, which we believe will improve our gross profit percentage.

Research and Development: Research and development expenses of $3.9 million, or 2.3% of sales, for the first six months of fiscal year 2006 were $0.6 million higher than the first six months of fiscal year 2005. The increase in research and development expense for the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005 was due to additional engineering efforts being charged to company-sponsored research and development projects rather than to customer-funded research and development programs. Customer-funded research and development efforts are recorded as cost of sales in the statement of operations. Total spending on research and development, including company-sponsored amounts charged to research and development and customer-sponsored amounts charged to cost of sales, increased from $6.4 million, or 4.0% of sales, in the first six months of fiscal year 2005 to $7.0 million, or 4.1% of sales, in the first six months of fiscal year 2006.

Selling and Marketing: Selling and marketing expenses of $9.7 million, or 5.7% of sales, for the first six months of fiscal year 2006 increased from $8.7 million, or 5.5% of sales, for the first six months of fiscal year 2005. The increase in selling and marketing expenses in the first six months of fiscal year 2006 was primarily due to additional selling costs to support the growth of our business and $0.2 million for the special bonus, described below.

General and Administrative: General and administrative expenses of $12.0 million, or 7.1% of sales, for the first six months of the fiscal year 2006 were $2.4 million higher than the $9.6 million, or 6.1% of sales, for the first six months of fiscal year 2005. The first six months of fiscal year 2006 included $2.7 million for the special bonus, described below, and $0.6 million of moving expenses related to the relocation of our Eimac division. The first six months of fiscal year 2005 included $0.4 for stock-based compensation expense and $0.3 million of moving expenses related to the Eimac relocation.

Special Bonus: On December 15, 2005, our board of directors approved the payment of $3.25 million in bonuses to our employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in company value. The special bonus was charged to the Condensed Consolidated Statement of Operations and Comprehensive Income in the same lines as cash compensation paid to those employees and directors, as follows: $0.3 million to cost of sales, $0.2 million to selling and marketing and $2.75 million to general and administrative.

Amortization of Acquisition-Related Intangibles: Amortization of acquisition-related intangibles of $1.1 million for the first six months of the fiscal year 2006 was $5.3 million lower than the first six months of fiscal year 2005. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets. The first six months of fiscal year 2005 included $5.3 million for the amortization of customer backlog, which was fully amortized in January 2005. Acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Interest Expense, net: Interest expense, net of $12.5 million, or 7.4% of sales, for the first six months of fiscal year 2006 was $3.7 million higher than the $8.8 million, or 5.6% of sales, for the first six months of fiscal year 2005. The increase in interest expense for the first six months of fiscal year 2006 was primarily due to additional interest expense for the $80 million aggregate principal amount of FR Notes issued on February 22, 2005 and higher interest rates on our variable rate term loan.

Income Tax Expense: We recorded income tax expense of $5.1 million for the first six months of fiscal year 2006 and $6.3 million for the first six months of fiscal year 2005. The effective tax rates were approximately 44% and 40% for the first six months of fiscal years 2006 and 2005, respectively. Income tax expense for the first six months of fiscal year 2006 includes a $315,000 charge attributable to the fourth quarter of fiscal year 2005, consisting of $505,000 to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $190,000 tax contingency reserve that is no longer considered necessary. Without these corrections, our effective tax rate for the first six months of fiscal year 2006 would have been approximately 41%.

Net Income: Net income of $6.6 million for the first six months of fiscal year 2006 was $2.8 million lower than the first six months of fiscal year 2005 primarily due to the impact the San Carlos relocation had on our Eimac division and higher interest expense related to higher debt levels and higher interest rates on our variable rate debt. In addition, the first six months of fiscal year 2006 includes the $3.25 million special bonus described above. These charges were partially offset by lower amortization of acquisition-related intangibles.

EBITDA: EBITDA for the first six months of fiscal year 2006 was $28.6 million, a decrease of $5.3 million compared to $33.9 million for the first six months of fiscal year 2005. The decrease in EBITDA from the first six months of fiscal year 2005 compared to the first six months of 2006 resulted primarily from the $3.25 million special bonus and costs relating to the relocation of our Eimac division.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements including debt service and internal growth, through a combination of cash flows from our operations and borrowings under CPI’s senior credit agreement (the “Senior Credit Facility”), which consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), and a $90.0 million term loan (the “Term Loan”). Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

As of March 31, 2006, we had no borrowings outstanding under the Revolver and had availability of $35.8 million under the Revolver under the Senior Credit Facility. We believe that cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to meet our currently anticipated cash requirements for the remainder of this fiscal year. Thereafter, our ability to fund our cash requirements and to comply with the financial covenants under our debt agreements will depend on our results of future operations, performance and cash flows and will be subject to uncertainties in the markets in which we compete and other factors, many of which are beyond our control.

As of March 31, 2006, we had cash and equivalents of $7.8 million compared to $26.5 million as of September 30, 2005. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities.

Operating, Investing and Financing Activities

Operating Activities: During the first six months of fiscal year 2006, operating activities used cash of approximately $4.5 million, a reduction of $9.4 million compared with cash provided by operating activities of $4.9 million during the first six months of fiscal year 2005. The decrease in net cash provided by operating activities in the first six months of fiscal year 2006 is attributable to lower net income of $2.9 million and lower adjustments for non-cash charges, primarily amortization of intangible assets of $5.3 million and stock based compensation expense of $0.4 million. In addition, there was a reduction in net cash provided by changes in operating assets and liabilities of $2.5 million during the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The reduction in net cash provided by changes in operating assets and liabilities in fiscal year 2006 is primarily due to higher reductions in advance payments from customers and accounts payable, partially offset by lower increases in inventory.

Investing Activities:   For the first six months of fiscal year 2006, net cash used in investing activities was $5.8 million compared to $23.3 million for the first six months of fiscal year 2005. Investing activities for fiscal year 2006 were for $5.8 million of capital expenditures, including $4.0 million for capital equipment, building and land lease improvements in Palo Alto, California related to the relocation of our Eimac division. Investing activities for the first six months of fiscal year 2005 included $18.7 million for the purchase price for Econco, $4.4 million for capital expenditures, including $2.9 million for capital equipment, building and land lease improvements related to the Eimac relocation.

Financing Activities:   For the first six months of fiscal year 2006, net cash used in financing activities was $8.4 million compared to net cash used in financing activities of $9.6 million for the first six months of fiscal year 2005. For the first six months of fiscal year 2006, CPI used the $10.0 million proceeds of the additional Term Loan borrowing to fund a portion of a special cash dividend of $17.0 million paid to the holders of CPI International’s common stock on December 15, 2005, the remainder of the dividend was financed from cash on hand. Financing activities for the first six months of fiscal year 2006 also include payments of $1.4 million for expenses related to the initial public offering of our common stock, which closed in May 2006. Financing activities for the first six months of fiscal year 2005 consisted primarily of a $75.8 million special cash dividend to stockholders of CPI International, $9.6 million repayments on the Term Loan, and $3.4 million of debt issue costs incurred to issue the FR Notes, partially offset by $79.2 million of proceeds from the issuance of FR Notes. The Term Loan repayments included $3.9 million of required annual prepayment and an optional prepayment of $5.7 million.

The Senior Credit Facility requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less any optional prepayments made during the fiscal year. There was no ECF payment due in the first six months of fiscal year 2006.

         On April 27, 2006, the Company priced the initial public offering of its common stock. On May 3, 2006, the initial public offering of the Company’s common stock was completed. The Company sold 2,941,200 shares and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18 per share, resulting in total proceeds to the Company of approximately $47.2 million, net of estimated underwriters’ discounts and commissions and approximately $2.0 million to pay fees and expenses associated with this offering and related transaction costs. The underwriters for the initial public offering have the option to purchase up to an additional 1,058,831 shares of the Company’s common stock (the “over-allotment”), of which 441,180 shares would be offered by the Company and 617,651 shares would be offered by the selling stockholders. The underwriters have until May 27, 2006 to exercise the over-allotment, and as of May 15, 2006, the option has not been exercised by the underwriters.

We used the net proceeds from our initial public offering to repay $45.0 million of the Term Loan under the Senior Credit Facility on May 3, 2006.

Amendment to Senior Credit Facility

On December 15, 2005, CPI International and CPI entered into Amendment No. 3 (the “Amendment”), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10 million, and CPI borrowed an additional $10 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20 million) to CPI International to fund a dividend by CPI International to its stockholders, (2) amended the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI’s fiscal year 2006 by the excess of the amount of the dividend described in clause (1) over the gross proceeds of the $10 million additional borrowing, and (3) permitted CPI or CPI International to use up to $70 million of the proceeds of the first equity issuance by CPI International to repurchase or redeem the FR Notes or CPI’s 8% Senior Subordinated Notes due 2012 (the “8% Notes”).

San Carlos Sale Agreement

In February 2003, we entered into an agreement to sell the land and close our facilities located in San Carlos, California. The purchase price is $23.8 million. Under the sale agreement, the buyer has paid us a $13.0 million deposit on the purchase price, which was used to fund the capital expenditures and costs of moving our San Carlos operations to our Palo Alto facility and Mountain View facilities. The $13.0 million deposit is nonrefundable unless we breach the sale agreement.

The closing of the sale is subject to a number of conditions, including the requirement that we vacate our facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, we expect to close the sale of the property in fiscal year 2007.

Pursuant to the stock sale agreement by and between Varian Associates, Inc., the predecessor of Varian Medical Systems, Inc. (“Varian”), and the Company dated June 9, 1995, as amended, the Company agreed to certain development restrictions affecting the San Carlos property. In connection with the San Carlos property sale agreement, Varian agreed to waive certain of the development restrictions on the San Carlos property in the event that the sale closes, subject to certain conditions, and further agreed to pay the Company $1.0 million, of which $0.5 million was paid in the fourth quarter of fiscal year 2004. The payments from Varian are being accounted for as part of the sale of the property, with the aggregate sales price, including the $23.8 million from the buyer, totaling $24.8 million.

As of March 31, 2006, the San Carlos land and building was classified as held for use in property, plant and equipment, and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2006, we had capitalized recoverable selling costs of $0.7 million relating to the sale of the San

Carlos property and classified these amounts as Other long-term assets in the Condensed Consolidated Balance Sheets. As of March 31, 2006, the San Carlos land and building had a net book value of $23.5 million and the building continues to be depreciated over its remaining useful life. Based on current projections, we do not expect to recognize a loss on the sale of the San Carlos property.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The relocation of the San Carlos operations is expected to be completed in the second half of fiscal year 2006. Total capital expenditures for fiscal year 2006 are expected to be approximately $14 million, including approximately $5 million for the relocation of the San Carlos operations, $4 million for the expansion of the Canadian facility to accommodate its expected growth and $5 million for ongoing capital expenditures. In fiscal year 2007, ongoing capital expenditures, excluding expenditures for the Canadian facility expansion, are expected to be approximately $5 million.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accountings Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) to be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, then the difference would be charged to current-period expense, and not included in inventory costs. We adopted SFAS No. 151 in the beginning of fiscal year 2006 and its adoption did not have a significant impact on our results of operations or financial condition.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 31, 2006, we did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. We are required to adopt SFAS No. 155 at the beginning of fiscal year 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140.” SFAS No. 156 amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. We are required to adopt SFAS No. 156 at the beginning of fiscal year 2007 and as of March 31, 2006, we did not have any servicing assets or servicing liabilities.

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

Business combination:   In January 2004, as a result of the Merger, assets acquired and liabilities assumed by the successor company were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. We recorded goodwill of $140 million as a result of the Merger. Accounting for business combinations requires the allocation of purchase price to identifiable tangible and intangible assets and liabilities based upon their fair value. The allocation of purchase price is a matter of judgment and requires the use of estimates and fair value assumptions. The allocation of purchase price to finite-lived assets can have a significant impact on operating results because finite-lived assets are depreciated or amortized over their remaining useful lives.

Recoverability of long-lived assets:   We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our six divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At March 31, 2006, the carrying amount of goodwill and other intangible assets, net was approximately $222 million and no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At March 31, 2006, the carrying amount of property, plant and equipment was approximately $86 million. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation:   Since our adoption of SFAS 123R in the first quarter of fiscal year 2006 and prior to March 31, 2006, we had not granted any additional stock-based awards. However, we did grant stock-based awards on April 27, 2006 and expect to grant additional stock-based awards in the future. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We will develop our estimates based on historical data and market information that can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

For stock options granted prior to our adoption of SFAS 123R, we recorded deferred stock-based compensation to the extent that the fair value of the underlying common stock exceeded the exercise price at the measurement date. We granted both stock options with vesting over time (time options) as well as stock options that vest upon the performance of certain goals (performance options). As of September 30, 2005, all performance options were fully vested.

Prior to our common stock becoming publicly traded, we computed an estimated market price of our stock based on valuation techniques for determining the fair value of closely held stock. On the closing date of each fiscal quarter, we performed a contemporaneous valuation of the fair value of common stock. We did not record stock-based compensation expense for time options because the estimated fair value of common stock was equal to or higher than the option exercise price at the option grant dates. We recorded $7.0 million of stock-based compensation expense for performance options in fiscal year 2005, in part due to the acceleration of the vesting of those options.

The valuation techniques used for determining the fair value of stock of a privately owned company requires making complex and subjective judgments. We used a methodology that weights the income approach and the market approach to measure the fair value of our capital stock. The income approach involves applying appropriate discount rates to estimated cash flows that are based on a forecast of revenue and costs. Our revenue forecasts are based on expected annual growth rates for each of our divisions and are consistent with our business plans. The market approach uses multiples of sales, gross profit, earnings before interest, taxes, depreciation and amortization, and earnings before income taxes based on an analysis of multiples of publicly traded companies in the same or similar lines of businesses with similar economic factors. There is inherent uncertainty in these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk:   Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises a $90.0 million term loan due in 2010 under our Senior Credit Facility and $80.0 million in FR Notes. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the “Swap”) with a notional amount of $80 million to effectively convert the FR Notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125.0 million of fixed rate 8% Notes. At March 31, 2006, the fair value of the unrealized gain on the Swap was $1.5 million.

Foreign Currency Exchange Rate Risk:   Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. We have limited market risk exposure from foreign currency financial instruments.

In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we entered into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada; the last forward contract expired on March 10, 2006. Net income includes recognized gains from foreign currency forward contracts of $0.6 million and $0.4 million for the second quarter of fiscal years 2006 and 2005, respectively. Net income includes recognized gains from foreign currency forward contracts of $1.0 million and $0.6 million for the first six months of fiscal years 2006 and 2005, respectively.

Item 4. Controls and Procedures

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

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change of control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions include:

•                  a board of directors that is classified such that only one-third of directors are elected each year;

•                  authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•                  limitations on the ability of stockholders to call special meetings of stockholders;

•                  prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•                  requiring that the affirmative vote of the holders of at least two thirds (66 2/3%) of the voting power of our issued and outstanding capital stock entitled to vote in the election of directors be obtained to amend certain provisions of our amended and restated certificate of incorporation.

In addition, Section 203 of the Delaware General Corporation Law, which will apply to us after Cypress ceases to own at least 15% of the total voting power of our common stock, limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.

The controlling position of Cypress will limit your ability to influence corporate matters.

As of May 4, 2006, entities affiliated with The Cypress Group collectively own over 55.5% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management and affairs and over most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Registration Statement on Form S-1 (Commission File No 333-130662) relating to the sale of up to 8,117,701 shares of the Company’s Common Stock, par value $0.01 per share, by the Company and certain selling stockholders in the initial public offering of the common stock of the Company was declared effective by the Securities and Exchange Commission on April 27, 2006. The aggregate price of the offering amount registered was $146,118,618 based on an $18.00 per share price.

The offering of the Company’s Common Stock commenced on April 27, 2006 and the offering of 7,058,870 shares was completed on May 3, 2006. The initial offering price was $18.00 per share and the price received by the Company and selling stockholders was $16.74 per share, after deducting commissions (but not other expenses). UBS Investment Bank, Bear, Stearns & Co Inc., Wachovia Securities and Banc of America Securities LLC served as underwriters of the offering. Of the total shares sold on May 3, 2006: (i) 4,117,670 shares were sold on behalf of the selling stockholders, for an aggregate offering price of $74,118,060 (before deducting underwriting discounts and commissions); and (ii) 2,941,200 shares were sold on the Company’s behalf, for an aggregate offering price of $52,941,600 (before deducting underwriting discounts and commissions). In addition, the underwriters have the option to purchase up to an additional 1,058,831 shares, of which 441,180 shares will be offered by the Company and 617,651 shares will be offered by the selling stockholders. The underwriters have until May 27, 2006 to exercise their option to purchase these additional shares and as of May 15, 2006, the option has not been exercised by the underwriters.

Costs incurred by the Company in connection with the issuance and distribution of securities registered were as follows:

•                  Underwriting discounts and commissions—$3,705,912

•                  Other expenses—$2,000,000

•                  Total expenses—$5,705,912

Other expenses and total expenses include estimates through completion. None of such payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to any of the Company’s affiliates. The net offering proceeds to the Company after deducting the total expenses described above totals approximately $47.2 million.

As of March 31, 2006, the Company had not completed the initial public offering of its Common Stock and, therefore, none of the proceeds of the offering had been used as of such date. However, on May 3, 2006, the Company used $45.0 million of the net proceeds from the initial public offering to repay amounts outstanding under the Term Loan under the Senior Credit Facility. None of such payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to any of the Company’s affiliates.

The Company intends to use any remaining net proceeds from the sale of Common Stock by the Company, including, if any, proceeds received from the exercise by the underwriters of their option to purchase additional shares, to repay amounts outstanding under the Term Loan under the Senior Credit Facility and satisfy associated accrued interest and transaction costs, as provided in the prospectus included in the Registration Statement described above.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company submitted to its stockholders for approval by written consent an amendment to the Restated Certificate of Incorporation of the Company (as in effect on such date) effecting a name change of the Company from CPI Holdco, Inc. to CPI International, Inc. The Company received written consents approving such amendment from the holders of 4,275,566 shares of common stock of the Company (representing all of the outstanding shares of common stock as of the date of submission of such amendment to the stockholders for approval), and such amendment was approved on January 13, 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
4.1

Amended and Restated Management Stockholders Agreement, dated as of April 27, 2006, by and among CPI International, Inc., Cypress Merchant Banking Partners II L.P., Cypress Merchant B II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein.

4.2

Amended and Restated Registration Rights Agreement, dated as of April 27, 2006, by and among CPI International, Inc., Cypress Merchant Banking Partners II L.P., Cypress Merchant B II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC.

10.1	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli.

10.2	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries, Inc. and Robert A. Fickett.

10.3	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries, Inc. and Joel A. Littman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.

By:	/s/ O. Joe Caldarelli
O. Joe Caldarelli
Chief Executive Officer
Date: May 15, 2006

By:	/s/ Joel A. Littman
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: May 15, 2006