Form 10-Q
period 2006-06-30
CPI INTERNATIONAL, INC.
filed 2006-08-14
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,032,824 shares of Common Stock, $.01 par value, at August 7, 2006.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the U.S. defense budget; U.S. government contracts laws and regulations; changes in technology; the impact of unexpected costs; inability to obtain raw materials and components; and currency fluctuations. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The information in this report is not a complete description of our business or the risks and uncertainties associated with an investment in our securities. You should carefully consider the various risks and uncertainties that impact our business and the other information in this report and in our other filings with the SEC before you decide to invest in our securities or to maintain or increase your investment.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data—unaudited)

	June 30,	September 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$12,606	$26,511
Restricted cash	854	1,287
Accounts receivable, net	48,173	39,295
Inventories	54,213	50,620
Deferred tax assets	11,683	12,346
Prepaids and other current assets	5,137	3,981
Total current assets	132,666	134,040
Property, plant and equipment, net	86,651	83,624
Deferred debt issue costs, net	9,995	11,061
Intangible assets, net	76,102	77,941
Goodwill	145,462	145,462
Other long-term assets	2,408	2,416
Total assets	$453,284	$454,544

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,467	$21,421
Accrued expenses	26,829	27,247
Product warranty	6,295	6,359
Income taxes payable	5,749	1,546
Advance payments from customers	5,218	12,067
Total current liabilities	65,558	68,640
Deferred income taxes	34,024	35,556
Advance payments from sale of San Carlos property	13,450	13,450
Long-term debt	246,768	284,231
Other long-term liabilities	31	—
Total liabilities	359,831	401,877
Commitments and contingencies
Stockholders’ Equity:
Common stock ($0.01 par value, 90,000,000 shares authorized; 16,030,153 and 13,078,954 shares issued and outstanding, respectively)	160	131
Additional paid-in capital	65,009	34,595
Accumulated other comprehensive income	936	1,621
Retained earnings	27,348	16,320
Total stockholders’ equity	93,453	52,667
Total liabilities and stockholders’ equity	$453,284	$454,544

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data—unaudited)

	Quarter Ended
	June 30, 2006	July 1, 2005
Sales	$87,761	$87,639
Cost of sales	60,867	57,848
Gross profit	26,894	29,791

Operating costs and expenses:
Research and development	2,515	1,899
Selling and marketing	5,248	4,744
General and administrative	5,441	5,764
Amortization of acquisition-related intangible assets	548	548
Net loss on disposition of assets	212	25
Total operating costs and expenses	13,964	12,980
Operating income	12,930	16,811
Interest expense, net	5,945	5,697
Income before income taxes	6,985	11,114
Income tax expense	2,517	4,416
Net income	$4,468	$6,698
Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(196)	(711)
Comprehensive income	$4,272	$5,987

Net income per share:
Basic	$0.30	$0.51
Diluted	$0.27	$0.48
Shares used to compute net income per share:
Basic	15,039,754	13,078,954
Diluted	16,766,822	13,978,215

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data—unaudited)

	Nine Months Ended
	June 30, 2006	July 1, 2005
Sales	$257,069	$245,835
Cost of sales, including $351 of amortization of acquisition-related inventory write-up for the nine months ended July 1, 2005	179,223	163,263
Gross profit	77,846	82,572
Operating costs and expenses:
Research and development	6,366	5,205
Selling and marketing	14,952	13,397
General and administrative	17,419	15,391
Amortization of acquisition-related intangible assets	1,642	6,940
Net loss on disposition of assets	420	273
Total operating costs and expenses	40,799	41,206
Operating income	37,047	41,366
Interest expense, net	18,409	14,509
Income before income taxes	18,638	26,857
Income tax expense	7,610	10,741
Net income	$11,028	$16,116

Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(685)	(328)
Comprehensive income	$10,343	$15,788

Net income per share:
Basic	$0.80	$1.23
Diluted	$0.71	$1.16
Shares used to compute net income per share:
Basic	13,736,031	13,078,954
Diluted	15,443,427	13,851,963

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Nine Months Ended
	June 30, 2006	July 1, 2005
Operating Activities
Net cash provided by operating activities	$1,918	$13,770

Investing Activities
Deferred expenses relating to sale of San Carlos property	(212)	(216)
Purchase of Econco, net of cash acquired	—	(18,325)
Capital expenditures	(8,419)	(8,867)
Other investing activities	—	(16)
Net cash used in investing activities	(8,631)	(27,424)

Financing Activities
Proceeds from issuance of floating rate senior notes	—	79,200
Proceeds from issuance of common stock	52,942	—
Proceeds from senior term loan	10,000	—
Special cash dividends	(17,000)	(75,809)
Repayments on senior term loan	(47,500)	(9,550)
Payments for debt issue costs	—	(3,455)
Payment of IPO costs	(5,634)	—
Other financing activities	—	(100)
Net cash used in financing activities	(7,192)	(9,714)

Net Decrease in Cash and Cash Equivalents	(13,905)	(23,368)
Cash and cash equivalents at beginning of period	26,511	40,476
Cash and cash equivalents at end of period	$12,606	$17,108

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$13,714	$8,160
Cash paid for taxes, net of refunds	$5,205	$10,820

See accompanying notes to the condensed consolidated financial statements.

CPI International, Inc.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands except share and per share amounts)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and comprehensive income and cash flows.

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

2.                 Supplemental Balance Sheet Information

Accounts receivable:   Accounts receivable are stated net of allowances for doubtful accounts of $0.7 million at both June 30, 2006 and September 30, 2005.

Inventories:   The following table provides details of inventories, net of reserves:

	June 30,	September 30,
	2006	2005
Raw materials and parts	$35,045	$29,627
Work in process	10,580	12,540
Finished goods	8,588	8,453
	$54,213	$50,620

Reserve for excess, slow moving and obsolete inventory:

	Nine Months Ended
	June 30,	July 1,
	2006	2005
Beginning balance	$8,655	$8,981
Econco acquisition	—	729
Inventory provision, charged to cost of sales	898	661
Inventory write-offs	(259)	(479)
Ending balance	$9,294	$9,892

Reserve for loss contracts and cost in excess of market inventory:

	Nine Months Ended
	June 30,	July 1,
	2006	2005
Beginning balance	$1,430	$2,845
Provision for loss contracts and cost in excess of market
inventory, charged to cost of sales	1,350	1,115
Reserved inventory sold or otherwise disposed of	(1,145)	(1,879)
Ending balance	$1,635	$2,081

Intangible assets, net:

June 30, 2006	Cost	Accumulated Amortization	Net
VED core technology	$30,700	$(1,506)	$29,194
VED application technology	19,800	(1,932)	17,868
X-ray generator and satcom application technology	8,000	(1,306)	6,694
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(641)	11,169
Tradename	5,800	—	5,800
Customer list and programs	5,700	(394)	5,306
Noncompete agreement	110	(39)	71
	$99,370	$(23,268)	$76,102

September 30, 2005	Cost	Accumulated Amortization	Net
VED core technology	$30,700	$(1,048)	$29,652
VED application technology	19,800	(1,340)	18,460
X-ray generator and satcom application technology	8,000	(902)	7,098
Customer backlog	17,450	(17,450)	—
Land lease	11,810	(444)	11,366
Tradename	5,800	—	5,800
Customer list and programs	5,700	(224)	5,476
Noncompete agreement	110	(21)	89
	$99,370	$(21,429)	$77,941

The estimated future amortization expense of purchased amortizable intangible assets as of June 30, 2006 was as follows:

Fiscal Year	Amount
2006 (remaining three months)	$612
2007	2,451
2008	2,451
2009	2,432
2010	2,429
Thereafter	59,927
Total	$70,302

Goodwill:   As of June 30, 2006 and September 30, 2005 the Company had $145.5 million of goodwill, $131.6 million of which has been allocated to the VED segment and $13.9 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the nine months ended June 30, 2006.

Product warranty:

	Nine Months Ended
	June 30,	July 1,
	2006	2005
Beginning accrued warranty	$6,359	$6,074
Amount acquired from Econco	—	112
Accruals for product warranty, charged to cost of sales	4,198	3,676
Cost of warranty claims	(4,262)	(3,831)
Ending balance	$6,295	$6,031

3.             Long-Term Debt

Long-term debt comprises the following:

	June 30,	September 30,
	2006	2005
Term loan, expiring 2010	$42,500	$80,000
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of amortized issue discount of $732 and $769, respectively	79,268	79,231
	$246,768	284,231

Senior credit facility and term loan of CPI:   In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the “Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. As of June 30, 2006 the Company had no outstanding borrowings under the Revolver and $42.5 million outstanding under the Term Loan, after the $47.5 million aggregate Term Loan repayments in May 2006 using proceeds from our initial public offering of CPI International’s common stock (the “IPO”).  There are no scheduled principal payments due on the Term Loan during the 2006 fiscal year because of the optional Term Loan prepayments made by the Company in fiscal year 2005. Upon certain specified conditions, including compliance on a pro forma basis with the covenants in the Senior Credit Facility, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

On December 15, 2005, CPI International and CPI entered into Amendment No. 3 (the “Amendment”), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10.0 million, and CPI borrowed an additional $10.0 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20.0 million) to CPI International to fund a dividend by CPI International to its stockholders, (2) amended the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI’s fiscal year 2006 by the excess of the amount of the dividend described in clause (1) over the gross proceeds of the $10.0 million additional borrowing, and (3) permitted CPI or CPI International to use up to $70.0 million of the proceeds of the initial public offering of CPI International’s common stock to repurchase or redeem its Floating Rate Senior Notes (the “FR Notes”) or CPI’s 8% Senior Subordinated Notes due 2012 (the “8% Notes”).

Any borrowings under the Revolver would currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (“ABR”) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at June 30, 2006, we had letters of credit commitments for $4.2 million. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of June 30, 2006 (1) the Term Loan borrowing consisted of one tranche of $7.5 million and one tranche of $35.0 million with interest payable on July 5 and July 19, 2006, at 7.38% and 7.51% per annum, respectively and (2) a Revolving commitment of $4.2 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

The Senior Credit Facility requires 1.0% of the original Term Loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. CPI is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI’s subsidiaries; (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI’s subsidiaries, (3) all such proceeds paid to CPI International, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI International.

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

CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. In March 2005, CPI made an optional prepayment of $5.7 million, and in May 2006, CPI made additional optional prepayments of $47.5 million in the aggregate using proceeds from the IPO.  The optional prepayments were applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to June 30, 2009, with the balance applied to scheduled installment amounts on or after September 30, 2009, in direct order of maturity.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries. As of June 30, 2006, CPI and CPI International were in compliance with all Senior Credit Facility financial covenants.

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

The FR Notes are general unsecured obligations of CPI International. The FR Notes are not guaranteed by any of CPI International’s subsidiaries but are structurally subordinated to all existing and future indebtedness and other liabilities of CPI International’s subsidiaries. The FR Notes are senior in right of payment to CPI International’s existing and future indebtedness that is expressly subordinated to the FR Notes.

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

Debt maturities:   As of June 30, 2006, maturities on long-term debt were as follows (in thousands):

Fiscal Year	Amount
2006	$—
2007	—
2008	—
2009	—
2010	42,500
Thereafter	205,000
Total	$247,500

4. Stockholders’ Equity

Common and Preferred Stock:  On April 7, 2006, the Company amended and restated its certificate of incorporation.  The Company’s amended and restated certificate of incorporation provides for 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share.  The holder of each share of Common Stock has the right to one vote.  The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.    At June 30, 2006 and September 30, 2005, there were no shares of Preferred Stock outstanding.

On April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company also effected a 3.059-to-1 stock split of its outstanding shares of common stock as of such date. All share and per share amounts in the accompanying condensed financial statements and accompanying notes have been retroactively restated to reflect the stock split.

On May 3, 2006 the Company completed its IPO.  The Company sold 2,941,200 shares of common stock and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18.00 per share, resulting in total proceeds to the Company of approximately $47.3 million, net of IPO transaction costs of approximately $5.6 million, which the Company used to repay $47.5 million of the Term Loan under the Senior Credit Facility.  The underwriters for the IPO declined to exercise their option to purchase an additional 1,058,831 shares of the Company’s common stock.

Stock Plans:  The Company has four stock plans: the 2006 Equity and Performance Incentive Plan (the “2006 Plan”) and the 2006 Employee Stock Purchase Plan (the “ESPP”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”).

The 2006 Plan provides for an aggregate of up to 1,400,000 shares of our common stock to be available for awards, plus the number of shares subject to awards granted under our 2004 Stock Incentive Plan and our 2000 Stock Option Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the board of directors and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of our shares on the date of grant. In April 2006, the compensation committee delegated authority to the Chief Executive Officer to grant options to purchase up to an aggregate 25,000 shares of common stock to employees, other than employees who are executive officers.  On April 27, 2006 we issued options to purchase 297,500 shares of our common stock, at an exercise price of $18.00 per share.

The ESPP permits eligible employees to purchase our stock at a discounted price. An aggregate of 760,000 shares of our common stock is reserved for issuance under this plan. The stock purchase plan is administered by the compensation committee of the board of directors. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the compensation committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of our common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of our common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of our common stock on the date of purchase.  The initial ESPP offering period for the quarter ending September 29, 2006, began on July 1, 2006; the participants’ purchase price for CPI International, Inc. common stock will be 85% of the closing market price on the last trading day of the quarter.

Options under the 2004 Plan vest at a rate of 20% to 25% per year and expire 10 years after the grant date. All stock option grants under the 2004 Plan were non-qualified stock options and were issued at exercise prices equal to or greater than the estimated market price of the Company’s common stock at option grant date. The Company has ceased making new grants under the 2004 Plan.

The 2000 Plan was established by the Predecessor, and no further options are available for issuance thereunder. In accordance with the terms of the stock option agreements, the unvested stock options outstanding under the Predecessor’s 2000 Plan became fully vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI International (“Rollover Options”) or exercise their stock options. Management elected to roll over options to purchase 912,613 shares of common stock at prices ranging from $0.20 to $0.74 per share. The Rollover Options are otherwise subject to the terms of the 2000 Plan, and, among other things, have a ten year expiration period and are subject to transferability restrictions and continued employment.

Stock Options:  A summary of the status of the Company’s stock option activity for the nine months ending June 30, 2006, is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,895.4	$3.13
Granted	297.5	18.00
Forfeited	(8.3)	10.07
Cancelled	(0.1)	4.32
Outstanding at end of period	3,184.5	4.50	7.5	$32,864

Exercisable at end of period	2,365.2	$2.85	7.1	$27,547

The weighted average grant-date fair value per share was $12.67 for options granted during the third quarter and first nine months of 2006.

Changes in the company’s unvested options for the first nine months of 2006 are summarized as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested at September 30, 2005	639.0	$5.26
Granted	297.5	12.67
Vested	(108.8)	5.26
Cancelled	(8.4)	8.54
Unvested at June 30, 2006	819.3	7.92

As of June 30, 2006, there was $3.2 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.8 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Since the company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded.  The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SEC Staff Accounting Bulletin 107.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.  Assumptions used in the Black-Scholes model for the nine months ending June 30, 2006 are presented below:

Average expected life in years	6.47
Expected volatility	72.00%
Weighted average risk-free interest rate	4.71%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Restricted Stock Awards:  As of June 30, 2006, there were 9,999 shares of restricted stock outstanding.  The restricted stock awards vest over periods of one to three years and have a 10 year contractual life.  There were no restricted stock awards in prior years.

Restricted stock activity for the first nine months of 2006 is summarized as follows:

Outstanding at beginning of period	—
Granted	10.0
Exercised	—
Cancelled or expired	—
Outstanding at end of period	10.0

Aggregate intrinsic value at end of period	$145

Weighted average remaining contractual life	9.8 years

The grant-date fair value per share was $18.00 for restricted stock awards granted during the first nine months of 2006.

As of June 30, 2006, there was $161,000 of total unrecognized compensation cost, related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.9 years.

Stock-Based Compensation Expense:  At the beginning of fiscal year 2006, the Company adopted SFAS No. 123R (“Share-Based Payments”) (“SFAS No. 123R”), and Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its existing stock option plans under the prospective method. Previously, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value-based method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. The Company will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic value-based method of measuring equity share options.  The application of SFAS No. 123R had no impact on the Company’s cash position.

Total stock-based compensation costs for the Company’s stock plans in the third quarter and the first nine months of 2006 and 2005 comprise the following:

	Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Stock-based compensation expense by caption:
Research and development	$7	$—	$7	$—
Selling and marketing	12	—	12	—
General and administrative	89	444	90	876
	$108	$444	$109	$876

Stock-based compensation expense by type of award:
Stock options	$89	$444	$90	$876
Restricted stock	19	—	19	—
	$108	$444	$109	$876

Stock-based compensation expense of approximately $27,000 was capitalized and remained in inventory at June 30, 2006.

5. Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered “highly effective,” as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. Realized gains and losses from foreign currency exchange contracts are recognized in Cost of sales and General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income. Net income includes forward currency gains of $0.3 million for each of the quarters ended June 30, 2006 and July 1, 2005, and $1.3 million and $1.0 million for the nine month periods ended June 30, 2006 and July 1, 2005, respectively.

In April 2005, the Company entered into an $80.0 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. The Swap is designated as a cash flow hedge under SFAS No. 133, and the gain or loss from changes in fair value is expected to be highly effective at offsetting the gain or loss from changes in fair value of the FR Notes attributable to changes in interest rates over the contract period. As of June 30, 2006, the

Company had a collateral deposit of $0.5 million for the Swap, which is included as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The amount of collateral fluctuates based on the fair value of the Swap. The unrealized gains and losses from the Swap are included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. At June 30, 2006, the fair value of the Swap was $1.7 million, and the unrealized gain was approximately $1.0 million, net of related tax expense.

6. Income Taxes

Income tax expense for the first quarter of fiscal year 2006 includes a $315,000 charge attributable to the fourth quarter of fiscal year 2005, consisting of $505,000 to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $190,000 tax contingency reserve. Income tax expense for the third quarter of fiscal year 2006 includes a discrete tax benefit of $173,000 for true-up adjustments to fiscal year 2005 tax expense related to changes in estimates made as a result of filing the 2005 income tax returns. The effective tax rates were approximately 41% and 40% for the first nine months of fiscal years 2006 and 2005, respectively.

7. Net Income Per Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options and restricted stock. Potential common shares that would increase net income per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from net income per share calculations.  Antidilutive potential common shares that could dilute basic net income per share in the future were 307,499 for the third quarter and the first nine months of fiscal year 2006, and 85,071 shares for the third quarter and the first nine months of fiscal year 2005.

	Quarter Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Basic weighted average shares oustanding	15,039,754	13,078,954	13,736,031	13,078,954
Dilutive stock options	1,727,068	899,261	1,707,396	773,009
Diluted weighted average shares outstanding	16,766,822	13,978,215	15,443,427	13,851,963

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Quarter Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Revenues from external customers
VEDs	$73,050	$70,363	$205,843	$200,977
Satcom equipment	14,711	17,276	51,226	44,858
Total	$87,761	$87,639	$257,069	$245,835
Intersegment product transfers
VEDs	$5,924	$6,935	$18,608	$19,719
Satcom equipment	—	3	1	82
Total	$5,924	$6,938	$18,609	$19,801

	Quarter Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
EBITDA
VEDs	$19,001	$20,499	$52,462	$56,386
Satcom equipment	(79)	2,415	4,773	6,204
Other	(3,657)	(3,705)	(13,402)	(9,457)
Total	$15,265	$19,209	$43,833	$53,133

The “Other” category for EBITDA consists primarily of corporate operating expenses and international subsidiary sales expenses. Corporate operating expenses include headquarters general and administrative expenses, stock-based compensation expenses, management bonuses, and purchase accounting charges related to the Merger and Econco acquisition and certain other non-operating expenses. Intersegment product transfers are recorded at cost. The “Other” category of EBITDA for the nine months ended June 30, 2006 includes a $3.25 million special bonus to employees and directors, and manufacturing disruption and move related expenses of $3.8 million associated with the relocation of the San Carlos, California manufacturing division to Palo Alto, California. On December 15, 2005, CPI’s Board of Directors approved a payment of $3.25 million in special bonuses to CPI employees and directors (other than directors who are employees or affiliates of Cypress), to reward them for the increase in Company value.

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

	Quarter ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net income	$4,468	$6,698	$11,028	$16,116
Depreciation and amortization	2,335	2,398	6,786	11,767
Interest expense, net	5,945	5,697	18,409	14,509
Income tax expense	2,517	4,416	7,610	10,741
EBITDA	$15,265	$19,209	$43,833	$53,133

Geographic sales by customer location were as follows:

	Quarter Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
United States	$54,502	$55,913	$162,709	$162,391
All foreign countries	33,259	31,726	94,360	83,444
Total sales	$87,761	$87,639	$257,069	$245,835

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales. Direct sales to the United States Government were $16.5 million, and $15.5 million of the Company’s consolidated sales for the quarters ended June 30, 2006 and July 1, 2005, respectively. Sales to this customer were $44.3 million and $45.1 million for the nine month periods ending June 30, 2006 and July 1, 2005, respectively.

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

The closing of the sale is subject to a number of conditions, including the requirement that the Company vacate its facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, the Company expects to close the sale of the property in calendar year 2006.

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

As of June 30, 2006, the San Carlos land and building was classified as held for use in property, plant and equipment and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2006, the Company had deferred expenses of $0.9 million relating to the sale of the San Carlos property and classified these amounts as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The San Carlos land and building had a net book value of $23.4 million as of June 30, 2006 and the building continues to be depreciated over its remaining useful life. Based on current projections of costs, the Company does not expect to recognize a loss on the sale of the San Carlos property.

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

Net current assets at October 8, 2004 included $0.4 million for the revaluation of inventory. The following table presents details of the purchased intangible assets acquired:

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

In February 2005, the Board of Directors declared and paid a special cash dividend to stockholders of approximately $75.8 million.  The special cash dividend was made on the basis of the stockholders’ relative ownership of CPI International’s outstanding common stock and was paid using the net proceeds from the offering of $80 million aggregate principal amount of the FR Notes.

12. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) to be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, then the difference would be charged to current-period expense, and not included in inventory costs. The Company adopted SFAS No. 151 in the beginning of fiscal year 2006 and its adoption did not have a significant impact on the Company’s results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal year 2006. The Company does not expect the implementation of Interpretation No. 47 to have a significant impact on its results of operations or financial condition.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of June 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 at the beginning of fiscal year 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140.” SFAS No. 156 amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company is required to adopt SFAS No. 156 at the beginning of fiscal year 2007 and as of June 30, 2006, the Company did not have any servicing assets or servicing liabilities.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.

Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are required to adopt Interpretation No. 48 at the beginning of fiscal year 2008 and management is assessing the potential impact on our financial condition and results of operations.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2006

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$391	9,186	668	2,361	—	12,606
Restricted cash	—	—	746	108	—	854
Accounts receivable, net	—	26,133	9,594	12,446	—	48,173
Inventories	—	34,278	2,030	19,009	(1,104)	54,213
Deferred tax assets	—	11,635	7	41	—	11,683
Prepaid and other current assets	1,112	2,836	248	941	—	5,137
Intercompany receivable	—	30,477	—	—	(30,477)	—
Total current assets	1,503	114,545	13,293	34,906	(31,581)	132,666
Property, plant and equipment, net	—	74,120	3,041	9,490	—	86,651
Deferred debt issue costs, net	3,176	6,819	—	—	—	9,995
Intangible assets, net	—	60,301	6,777	9,024	—	76,102
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,125	1,283	—	—	—	2,408
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	200,169	56,670	—	—	(256,839)	—
Total assets	$205,973	406,814	28,959	100,993	(289,455)	453,284

Liabilities and Stockholders’ Equity
Accounts payable	$—	10,656	579	10,232	—	21,467
Accrued expenses	3,366	18,852	1,087	3,524	—	26,829
Product warranty	—	3,853	192	2,250	—	6,295
Income taxes payable	—	3,819	230	1,700	—	5,749
Advance payments from customers	—	2,288	703	2,227	—	5,218
Intercompany payable	28,175	—	457	1,845	(30,477)	—
Total current liabilities	31,541	39,468	3,248	21,778	(30,477)	65,558
Deferred income taxes	695	26,495	—	6,834	—	34,024
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,268	167,500	—	—	—	246,768
Other long-term liabilities	—	31	—	—	—	31
Total liabilities	111,504	246,944	3,248	29,647	(31,512)	359,831
Common stock	160	—	—	—	—	160
Parent investment	—	124,306	22,228	57,237	(203,771)	—
Additional paid-in capital	65,009	—	—	—	—	65,009
Accumulated other comprehensive income (loss)	936	(106)	—	(8)	114	936
Retained earnings	28,364	35,670	3,483	14,117	(54,286)	27,348
Total stockholders’ equity	94,469	159,870	25,711	71,346	(257,943)	93,453
Total liabilities and stockholders’ equity	$205,973	406,814	28,959	100,993	(289,455)	453,284

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$33	25,528	323	627	—	26,511
Restricted cash	—	—	1,180	107	—	1,287
Accounts receivable, net	—	21,982	5,531	11,782	—	39,295
Inventories	—	33,746	2,135	15,755	(1,016)	50,620
Deferred tax assets	—	12,339	7	—	—	12,346
Prepaid and other current assets	165	3,930	127	791	(1,032)	3,981
Intercompany receivable	—	17,849	2,278	8,064	(28,191)	—
Total current assets	198	115,374	11,581	37,126	(30,239)	134,040
Property, plant and equipment, net	—	72,462	3,166	7,996	—	83,624
Deferred debt issue costs, net	3,326	7,735	—	—	—	11,061
Intangible assets, net	—	61,500	6,965	9,476	—	77,941
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,515	901	—	—	—	2,416
Intercompany notes receivable	—	7,635	—	—	(7,635)	—
Investment in subsidiaries	157,658	49,587	—	—	(207,245)	—
Total assets	$162,697	407,235	27,560	102,171	(245,119)	454,544

Liabilities and Stockholders’ Equity
Accounts payable	$—	13,223	368	7,830	—	21,421
Accrued expenses	1,320	21,610	1,078	3,239	—	27,247
Product warranty	—	3,698	164	2,497	—	6,359
Income taxes payable	—	—	11	2,567	(1,032)	1,546
Advance payments from customers	—	4,744	1,834	5,489	—	12,067
Intercompany payable	28,191	—	—	—	(28,191)	—
Total current liabilities	29,511	43,275	3,455	21,622	(29,223)	68,640
Deferred income taxes	272	28,240	—	7,044	—	35,556
Intercompany notes payable	—	—	—	7,635	(7,635)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,231	205,000	—	—	—	284,231
Total liabilities	109,014	289,965	3,455	36,301	(36,858)	401,877
Common stock	131	—	—	—	—	131
Parent investment	—	95,179	22,228	57,216	(174,623)	—
Additional paid-in capital	34,595	—	—	—	—	34,595
Accumulated other comprehensive income	1,621	1,213	—	360	(1,573)	1,621
Retained earnings	17,336	20,878	1,877	8,294	(32,065)	16,320
Total stockholders’ equity	53,683	117,270	24,105	65,870	(208,261)	52,667
Total liabilities and stockholders’ equity	$162,697	407,235	27,560	102,171	(245,119)	454,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Quarter Ended June 30, 2006

			Guarantor	Non- Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	59,103	15,958	31,036	(18,336)	87,761
Cost of sales	—	42,091	12,994	23,925	(18,143)	60,867
Gross profit	—	17,012	2,964	7,111	(193)	26,894
Operating costs and expenses:
Research and development	—	927	—	1,588	—	2,515
Selling and marketing	—	2,206	921	2,121	—	5,248
General and administrative	—	3,841	225	1,375	—	5,441
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	206	2	4	—	212
Total operating costs and expenses	—	7,514	1,211	5,239	—	13,964
Operating income	—	9,498	1,753	1,872	(193)	12,930
Interest expense (income), net	2,026	3,912	(2)	9	—	5,945
(Loss) income before income tax expense and equity in income of subsidiaries	(2,026)	5,586	1,755	1,863	(193)	6,985
Income tax (benefit) expense	(811)	2,318	504	506	—	2,517
Equity in income of subsidiaries	5,683	2,608	—	—	(8,291)	—
Net income	$4,468	5,876	1,251	1,357	(8,484)	4,468

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 1, 2005

			Guarantor	Non- Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	61,172	12,679	32,818	(19,030)	87,639
Cost of sales	—	43,244	10,214	23,420	(19,030)	57,848
Gross profit	—	17,928	2,465	9,398	—	29,791
Operating costs and expenses:
Research and development	—	606	—	1,293	—	1,899
Selling and marketing	—	1,852	876	2,016	—	4,744
General and administrative	—	4,125	701	938	—	5,764
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	21	—	4	—	25
Total operating costs and expenses	—	6,938	1,640	4,402	—	12,980
Operating income	—	10,990	825	4,996	—	16,811
Interest expense (income), net	1,832	3,600	(8)	273	—	5,697
(Loss) income before income tax expense and equity in loss of subsidiaries	(1,832)	7,390	833	4,723	—	11,114
Income tax (benefit) expense	(733)	2,820	441	1,888	—	4,416
Equity in income of subsidiaries	7,797	3,227	—	—	(11,024)	—
Net income	$6,698	7,797	392	2,835	(11,024)	6,698

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months Ended June 30, 2006

			Guarantor	Non- Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	167,686	45,000	99,992	(55,609)	257,069
Cost of sales	—	122,617	36,936	75,191	(55,521)	179,223
Gross profit	—	45,069	8,064	24,801	(88)	77,846
Operating costs and expenses:
Research and development	—	2,613	—	3,753	—	6,366
Selling and marketing	—	6,304	2,764	5,884	—	14,952
General and administrative	—	10,411	959	6,049	—	17,419
Amortization of acquisition-related intangible assets	—	1,002	188	452	—	1,642
Net loss on disposition of assets	—	378	2	40	—	420
Total operating costs and expenses	—	20,708	3,913	16,178	—	40,799
Operating income	—	24,361	4,151	8,623	(88)	37,047
Interest expense (income), net	6,126	12,258	(11)	36	—	18,409
(Loss) income before income tax expense and equity in income of subsidiaries	(6,126)	12,103	4,162	8,587	(88)	18,638
Income tax (benefit) expense	(2,451)	6,097	1,200	2,764	—	7,610
Equity in income of subsidiaries	14,703	8,785	—	—	(23,488)	—
Net income	$11,028	14,791	2,962	5,823	(23,576)	11,028

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months Ended July 1, 2005

			Guarantor	Non- Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	174,738	33,934	88,636	(51,473)	245,835
Cost of sales, including $351 of amortization of acquisition-related inventory write-up	—	123,035	27,858	63,843	(51,473)	163,263
Gross profit	—	51,703	6,076	24,793	—	82,572
Operating costs and expenses:
Research and development	—	1,797	—	3,408	—	5,205
Selling and marketing	—	5,547	2,522	5,328	—	13,397
General and administrative	—	10,169	1,538	3,684	—	15,391
Amortization of acquisition-related intangible assets	—	5,751	183	1,006	—	6,940
Net loss on disposition of assets	—	269	—	4	—	273
Total operating costs and expenses	—	23,533	4,243	13,430	—	41,206
Operating income	—	28,170	1,833	11,363	—	41,366
Interest expense (income), net	2,643	11,044	(23)	845	—	14,509
(Loss) income before income tax expense and equity in loss of subsidiaries	(2,643)	17,126	1,856	10,518	—	26,857
Income tax (benefit) expense	(1,057)	7,151	746	3,901	—	10,741
Equity in income of subsidiaries	17,702	7,727	—	—	(25,429)	—
Net income	$16,116	17,702	1,110	6,617	(25,429)	16,116

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months Ended June 30, 2006

			Guarantor	Non- Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$(3,409)	1,285	451	3,591	—	1,918
Investing Activities
Deferred expenses relating to sale of San Carlos property	—	(212)	—	—	—	(212)
Capital expenditures	—	(6,456)	(106)	(1,857)	—	(8,419)
Investment in subsidary	(47,500)	47,500	—	—	—	—
Net cash (used in) investing activities	(47,500)	40,832	(106)	(1,857)	—	(8,631)
Financing Activities
Proceeds from the issuance of common stock	52,942	—	—	—	—	52,942
Proceeds from senior term loan	—	10,000	—	—	—	10,000
Special cash dividends	(17,000)	—	—	—	—	(17,000)
Repayments on senior term loan	—	(47,500)	—	—	—	(47,500)
Payment of IPO costs	(5,634)	—	—	—	—	(5,634)
Intercompany dividends	20,959	(20,959)	—	—	—	—
Net cash provided by (used in) financing activities	51,267	(58,459)	—	—	—	(7,192)
Net (Decrease) Increase in Cash and Cash Equivalents	358	(16,342)	345	1,734	—	(13,905)
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$391	9,186	668	2,361	—	12,606

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months Ended July 1, 2005

			Guarantor	Non- Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by operating activities	$97	13,006	553	114	—	13,770
Investing Activities
Deferred expenses relating to sale of San Carlos property	—	(216)	—	—	—	(216)
Purchase of Econco, net of cash acquired	—	(18,325)	—	—	—	(18,325)
Capital expenditures	—	(8,336)	(132)	(399)	—	(8,867)
Other investing activities	—	(16)	—	—	—	(16)
Net cash used in investing activities	—	(26,893)	(132)	(399)	—	(27,424)
Financing Activities
Proceeds from issuance of floating rate senior notes	79,200	—	—	—	—	79,200
Special cash dividends	(75,809)	—	—	—	—	(75,809)
Repayments on senior term loan	—	(9,550)	—	—	—	(9,550)
Payments for debt issue costs	(3,455)	—	—	—	—	(3,455)
Other financing activities	—	(80)	(20)	—	—	(100)
Net cash used in financing activities	(64)	(9,630)	(20)	—	—	(9,714)
Net (Decrease) Increase in Cash and Cash Equivalents	33	(23,517)	401	(285)	—	(23,368)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at end of period	$33	14,614	514	1,947	—	17,108

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

Overview

CPI International, Inc., headquartered in Palo Alto, California, is the parent company of Communications & Power Industries, Inc., a leading provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications.  Communications & Power Industries, Inc. develops, manufactures and distributes products used to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications.  End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

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

On May 3, 2006, we completed the initial public offering of our Common Stock, pursuant to which we sold 2,941,200 shares and selling stockholders sold 4,117,670 shares, at an initial offering price to the public of $18.00 per share.  For additional information about the initial public offering of our common stock see “—Liquidity and Capital Resources.”

Eimac Relocation

We began the relocation of our Eimac division from our San Carlos, California facility to our nearby Palo Alto, California and Mountain View, California facilities during fiscal year 2005.  We expect to complete the physical relocation and consolidation of operations by the end of calendar year 2006.  As of June 30, 2006, the physical relocation of the Eimac division was complete.  In order to realize increased efficiencies from the relocation of our Eimac division to our Palo Alto and Mountain View facilities, on June 1, 2006, we made organizational changes and consolidated the operating activities of our Eimac division into our Microwave Power Products division, which also operates out of our Palo Alto facility.

As part of this relocation, our Eimac division has experienced planned manufacturing disruptions stemming from the decommissioning of our production equipment in San Carlos and the required reconfiguration, installation and testing of that equipment prior to production readiness in Palo Alto.  During the first nine months of fiscal year 2005, in anticipation of these planned disruptions, customers accelerated the placement of orders with our Eimac division.  As we expected, this order acceleration in fiscal year 2005, and the subsequent acceleration of product shipments, caused a reduction of customers’ demand requirements from our Eimac division during the first nine months of fiscal year 2006, particularly in our medical, communications and industrial markets.  As a result, the relocation negatively impacted our orders and sales for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005, as well as our orders and sales for these periods as compared to our average order and sales rates for the three years prior to the start of the relocation.

Orders and sales for the Eimac division have begun to recover from the impact of the relocation.  Total sales for our Eimac division were $9.6 million in the third quarter of fiscal year 2006, increasing from the Eimac division’s total sales of $7.7 million and $7.0 million in the second and first quarters of 2006, respectively.  We expect sales for our Eimac division for the fourth quarter of fiscal year 2006 to be similar to those in the third quarter, as we continue to integrate the operating activities of our Eimac division into our Microwave Power Products division.  We expect sales for our Eimac division for future quarters to be more in line with our average total quarter sales of more than $10 million for that division prior to the start of the relocation.

The following table illustrates the impact of the relocation on our Eimac division, summarizing orders and sales for the Eimac division for the first nine months of fiscal years 2006 and 2005, as compared to the average orders and sales for our Eimac division for the three fiscal years before the relocation began (dollars in millions):

				First Nine Months		First Nine Months
				2006 Compared to		2005 Compared to
			Average	Average for First		Average for First
	First Nine	First Nine	for First	Nine Months		Nine Months
	Months	Months	Nine Months	2002 to 2004		2002 to 2004
	2006	2005	2002 to 2004	Amount	Percentage	Amount	Percentage
Orders	$28.1	$40.2	$32.8	$(4.7)	(14)%	$7.4	23%
Sales	$24.1	$36.4	$32.3	$(8.2)	(25)%	$4.1	13%

The following table illustrates the impact of the relocation on our Eimac division, summarizing our sales for the Eimac division for the third quarters of fiscal years 2006 and 2005, as compared to the average sales for our Eimac division for the third quarters of the three fiscal years before the relocation began (dollars in millions):

				Third Quarter 2006		Third Quarter 2005
	Average			Compared to Average		Compared to Average
	Third	Third	for Third	for Third Quarter		for Third Quarter
	Quarter	Quarter	Quarter	2002 to 2004		2002 to 2004
	2006	2005	2002 to 2004	Amount	Percentage	Amount	Percentage
Sales	$9.6	$14.1	$10.6	$(1.0)	(9)%	$3.5	33%

The following table summarizes the estimated unfavorable impact of the relocation on our operating income (dollars in millions):

	Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Gross profit: additional expenses related to the relocation, overhead absorption and manufacturing variances due to unusual sales volume, and severance expenses, at our Eimac division	$1.8	$0.2	$5.6	$0.3
Selling and marketing: severance expenses	0.1	—	0.1	—
General and administrative: direct expenses for the relocation	0.4	0.3	1.0	0.6
Net loss on disposition of assets: disposal of equipment no longer needed	0.1	—	0.1	—
Unfavorable impact to operating income	$2.4	$0.5	$6.8	$0.9

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

Orders

We sell our products into six end markets: radar, electronic warfare, medical, communications, industrial and scientific.  We track our orders in each of these end markets on a year-to-date basis.

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

Our orders by market for the first nine months of fiscal years 2006 and 2005 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 30, 2006		July 1, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Orders	Amount	Orders	Amount	Percentage
Radar	$88.6	36%	$80.9	32%	$7.7	10%
Electronic Warfare	18.4	7%	22.8	9%	(4.4)	(19)%
Medical	46.9	19%	42.0	16%	4.9	12%
Communications	71.7	29%	87.1	34%	(15.4)	(18)%
Industrial	16.7	7%	17.5	7%	(0.8)	(5)%
Scientific	3.9	2%	4.5	2%	(0.6)	(13)%
Total orders	$246.2	100%	$254.8	100%	$(8.6)	(3)%

Explanations for the order increase or decrease by market for the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005 are as follows:

•                  Radar:  The increase in radar orders was due to both increased order levels and the timing of order receipts for several programs. The increase in order levels included increases for products that are used on the Aegis program, the LANTIRN navigation and targeting system and various foreign military programs.  These order increases were partially offset by a decrease in foreign military orders for the Patriot missile air defense system due to the timing of order receipts.

•                  Electronic Warfare:  The decrease in electronic warfare orders was primarily due to the timing of order levels on certain programs that did not repeat in the first nine months of fiscal year 2006, including a $4.5 million order recorded in the third quarter of fiscal 2005 for the Advanced Airborne Expendable Decoy, which did not repeat in the first nine months of the current fiscal year, but on which we are expecting follow-on orders within the next six months; a $3.4 million two-year delivery order recorded in the first quarter of fiscal year 2005 for the ALQ-187 Electronic Countermeasures System program, which did not repeat in the first nine months of the current fiscal year, but on which we are expecting follow-on orders at lower levels within the next six to twelve months; and orders recorded in the second quarter of fiscal year 2005 for a prototype for the Project Sheriff Active Denial System. The decrease in orders was partially offset by an increase in orders for the ALQ-184 Electronic Countermeasures System, the SONATA shipboard Electronic Countermeasures System and various foreign military programs.

•                  Medical:  There was an increase in orders for x-ray generators both from U.S. and international customers in the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005.  This increase was partially offset by a $1.3 million reduction in orders for our Eimac division due to its relocation as discussed above.  The increase in medical orders was primarily due to the continued strong growth in orders for x-ray generators, control systems and power supply products used in x-ray imaging systems.  The growth in the medical imaging orders is primarily due to new product introductions, new customers and increases in product penetration with existing customers, including approximately $3.0 million in one-time opportunities in Russia and South America, which may not repeat on a regular basis. In fiscal year 2005 we received a sales contract for approximately $20 million for products used in radiation therapy for the treatment of cancer; approximately one-half of this sales contract was reported as orders in fiscal year 2005, with the balance reported as orders in the first nine months of fiscal year 2006.

•                  Communications:  The decrease in communications orders was primarily attributable to the timing of order receipts.  The relocation of our Eimac division caused an order acceleration of approximately $2.5 million in the first nine months of fiscal year 2005 and a corresponding decrease of approximately $2.5 million in the first nine months of fiscal year 2006.  In addition, $3.1 million in orders for an international customer for vacuum electron device (“VED”) products and $3.7 million in orders for troposcatter communications products for an international customer were received in fiscal year 2005 but are not expected to repeat in fiscal year 2006.  An $11.0 million decrease in orders for GenIV satcom amplifiers also impacted communications orders, as satcom amplifier orders for the GenIV amplifier, primarily for the direct-to-home broadcast market, are cyclical.  Customers in the direct-to-home broadcast market historically have placed large orders for satcom amplifiers when they were expanding their broadcast facilities and then have reduced their orders as those products are deployed.  Therefore, we expect continued demand for our satcom amplifiers for direct-to-home broadcast applications over time, but we believe that orders for these products will decrease for a time before returning to fiscal year 2005 levels. The GenIV amplifier shortfall was partially offset by a $1.0 million increase in new product orders for outdoor unit amplifiers and a $6.0 million increase in millimeter wave amplifiers, which are newer products that are also primarily used for direct-to-home broadcast applications.

•                  Industrial:    The decrease in industrial orders was attributable to a reduction in order receipts at our Eimac division due to its relocation, plus lower demand for power supplies from semiconductor equipment companies.

•                  Scientific:  Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period.  The decrease in scientific orders was primarily the result of the timing of a large order that was booked in the first nine months of fiscal year 2005 that was not expected to repeat in the first nine months of fiscal year 2006.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of June 30, 2006, we had an order backlog of $184.8 million compared to an order backlog of $190.6 million as of July 1, 2005.   Based on our historical backlog experience, our backlog as of June 30, 2006 is at the high end of our normalized backlog range of $175 to $185 million.  Our backlog as of July 1, 2005 reflected approximately $10 million for a build-up in direct-to home satcom infrastructure in the U.S. and for several other commercial communication and medical programs, most of which have been shipped as of June 30, 2006. Because our orders for government end-use products generally have much longer terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.  As a result, we expect that our total backlog will not generally grow at the same rate as our total sales, because the markets where we are expecting higher growth, medical and communications are primarily commercial rather than governmental.

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

Quarter Ended June 30, 2006 Compared to Quarter Ended July 1, 2005

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	June 30, 2006		July 1, 2005
		Percentage		Percentage
	Amount	of Sales	Amount	of Sales
Sales	$87.8	100.0%	$87.6	100.0%
Cost of sales	60.9	69.4	57.8	66.0
Gross profit	26.9	30.6	29.8	34.0
Research and development	2.5	2.8	1.9	2.2
Selling and marketing	5.2	5.9	4.7	5.4
General and administrative	5.4	6.2	5.8	6.6
Amortization of acquisition-related intangibles	0.5	0.6	0.5	0.6
Net loss on disposition of assets	0.2	0.2	—	0.0
Operating income	12.9	14.7	16.8	19.2
Interest expense, net	5.9	6.7	5.7	6.5
Income before taxes	7.0	8.0	11.1	12.7
Income tax expense	2.5	2.8	4.4	5.0
Net income	$4.5	5.1%	$6.7	7.6%
Other Data:
EBITDA (a)	$15.3	17.4%	$19.2	21.9%

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of EBITDA to Net Income, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Sales:   Our sales by market for the third quarter of fiscal years 2006 and 2005 are summarized as follows (dollars millions):

	Quarter Ended
	June 30, 2006		July 1, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percentage
Radar	$32.1	37%	$28.3	32%	$3.8	13%
Electronic Warfare	7.0	8%	8.5	10%	(1.5)	(18)%
Medical	15.6	18%	13.6	15%	2.0	15%
Communications	24.9	28%	29.4	34%	(4.5)	(15)%
Industrial	6.5	7%	6.2	7%	0.3	5%
Scientific	1.7	2%	1.6	2%	0.1	6%
Total sales	$87.8	100%	$87.6	100%	$0.2	0%

Sales for the third quarter of fiscal year 2006 of $87.8 million were $0.2 million higher than sales of $87.6 for the third quarter of fiscal year 2005.  Explanations for the sales increase or decrease by market for the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2005 are as follows:

•                  Radar:  The increase in sales to the radar market was primarily due to increased shipments of products for various U.S. government and foreign military programs, including products that are used on the TPQ-37 Firefinder Artillery Locating Radar program, FPS-26 missile-tracking radar system and the HAWK missile system.

•                  Electronic Warfare:  The decrease in sales to the electronic warfare market was primarily due to the timing of shipments for various foreign military programs and a prototype system for the Project Sheriff Active Denial System.  In the third quarter of fiscal year 2005, we made $0.8 million in shipments for various foreign military programs and $0.8 million in shipments for the Project Sheriff Active Denial System.  These shipments did not repeat in the third quarter of fiscal year 2006.

•                  Medical:  The increase in sales in the medical market was primarily due to an increase in shipments of our x-ray generators for international customers.  Sales of our medical imaging and radiation therapy products increased approximately 29% from $10.5 million in the third quarter of fiscal year 2005 to $13.6 million in the third quarter of fiscal year 2006.   This increase was partially offset by a $1.1 million reduction in shipments from our Eimac division.

•                  Communications:  The decrease in sales in the communications market was primarily the result of a decrease in shipments of satcom amplifiers for direct-to-home broadcast applications, partially offset by increases in shipments of satcom compact amplifiers.  In addition, as expected, the relocation of our Eimac division resulted in a $2.0 million reduction in shipments of communications products.

•                  Industrial:    The increase in industrial sales was primarily due to an increase in demand for amplifiers from various commercial programs and for VEDs for various commercial applications.  This increase was partially offset by a $1.3 million reduction in shipments by our Eimac division due to its relocation.

•                  Scientific:  Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period.

Gross Profit: Gross profit of $26.9 million, or 30.6% of sales, for the third quarter of fiscal year 2006 was $2.9 million lower than the prior year’s level of $29.8 million, or 34.0% of sales. The decrease in gross profit in the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2005 was primarily due to: the relocation of our Eimac division, which negatively impacted gross margins by $1.6 million; start-up costs for, and a shift in the mix to newer, lower margin satcom products, which negatively impacted fiscal year 2006 gross margins as compared to fiscal year 2005 by $0.7 million; and $0.9 million due to the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2006 and the expiration of a favorable Canadian dollar hedge in March 2006.

After the relocation of our Eimac division is complete, we expect to realize operational savings from the consolidation of production facilities in Palo Alto, California, which we believe will improve our gross profit percentage.

Our satcom operation has developed numerous new products over the past several years. A successful introduction of these new products has resulted in a gradual shift in our backlog to newer products. As we begin to ramp up production of these new products in fiscal year 2006, we are incurring start-up manufacturing costs which are contributing to lower margins in fiscal year 2006 as compared to fiscal year 2005.

Research and Development: Research and development expenses of $2.5 million, or 2.8% of sales, for the third quarter of fiscal year 2006 increased from $1.9 million, or 2.2% of sales, in the third quarter of fiscal year 2005. The increase was due to increased spending as we invest for future growth in medical diagnostic imaging products and VED products for the radar, electronic warfare and satellite communication markets.

Selling and Marketing:  Selling and marketing expenses of $5.2 million, or 5.9% of sales, for the third quarter of fiscal year 2006 increased from $4.7 million, or 5.4% of sales, for the third quarter of fiscal year 2005. This planned increase in selling and marketing expenses in the third quarter of fiscal year 2006 was due to additional selling and marketing expenses to support the growth of our business and increased commissions due to a higher mix of sales in the current quarter through third party representatives than in the prior year.

General and Administrative: General and administrative expenses of $5.4 million, or 6.2% of sales, for the third quarter of fiscal year 2006 were $0.4 million lower than the $5.8 million, or 6.6% of sales, for the third quarter of fiscal year 2005. The third quarter of fiscal year 2005 included $0.4 million higher stock-based compensation expense and $0.3 million higher management incentive expense. The third quarter of fiscal year 2006 included $0.4 million of higher unfavorable Canadian currency translation loss due to the weaker U.S. dollar as compared to the Canadian dollar.  The third quarter of fiscal years 2006 and 2005 included $0.4 million and $0.3 million, respectively, for moving expenses related to the relocation of our Eimac division.

Amortization of Acquisition-Related Intangibles:  Amortization of acquisition-related intangibles was $0.5 million for the third quarter in both fiscal year 2006 and 2005. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for technology and other intangible assets. Acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Interest Expense, net: Interest expense, net of $5.9 million, or 6.7% of sales, for the third quarter of fiscal year 2006 was $0.2 million higher than the $5.7 million, or 6.5% of sales, for the third quarter of fiscal year 2005. The increase in interest expense in the third quarter of fiscal year 2006 was primarily due to higher interest rates on our variable rate Term Loan, partially offset by lower debt levels since the $47.5 million Term Loan prepayment in May 2006.

Income Tax Expense: We recorded income tax expense of $2.5 million for the third quarter of fiscal year 2006 and $4.4 million for the third quarter of 2005. The effective tax rates were approximately 36% and 40% for the third quarter of fiscal years 2006 and 2005, respectively. Income tax expense for the third quarter of fiscal year 2006 includes a $0.2 million discrete tax benefit for true-up adjustments to fiscal year 2005 tax expense related to changes in estimates made as a result of filing the 2005 income tax returns.

Net Income: Net income of $4.5 million for the third quarter of fiscal year 2006 was $2.2 million lower than the third quarter of fiscal year 2005 primarily due to the relocation of our Eimac division; other contributing factors included higher planned spending for research and development and selling and marketing expenses in fiscal year 2006, the impact of the weaker U.S. dollar as compared to the Canadian dollar and the expiration of a favorable Canadian currency hedge in March 2006.  The stronger Canadian dollar and the expiration of the favorable Canadian currency hedge caused an unfavorable after-tax impact on net income of approximately $0.9 million in the third quarter of fiscal year 2006, as compared to the third quarter of fiscal year 2005. Net income in the third quarter of fiscal year 2006 was favorably impacted by lower income tax expense, compared to the third quarter of fiscal year 2005.

EBITDA: EBITDA for the third quarter of fiscal year 2006 was $15.3 million, a decrease of $3.9 million compared to $19.2 million for the third quarter of fiscal year 2005. The decrease in EBITDA from the third quarter of fiscal year 2005 to the third quarter of 2006 was primarily due to the relocation of our Eimac division; other contributing factors included higher planned spending for research and development and selling and marketing expenses in fiscal year 2006, the impact of the weaker U.S. dollar as compared to the Canadian dollar and the expiration of a favorable Canadian currency hedge in March 2006. The total negative impact of the stronger Canadian dollar and the expiration of the favorable Canadian currency hedge, was approximately $1.5 million on the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2005, with $0.9 million reflected in gross profit, $0.2 million in research and development and selling and marketing expenses, and $0.4 million in general and administrative.

Nine months Ended June 30, 2006 Compared to Nine months Ended July 1, 2005

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended
	June 30, 2006		July 1, 2005
	Amount	Percentage of Sales	Amount	Percentage of Sales
Sales	$257.1	100.0%	$245.8	100.0%
Cost of sales (a)	179.2	69.7	163.3	66.4
Gross profit	77.8	30.3	82.6	33.6
Research and development	6.4	2.5	5.2	2.1
Selling and marketing (a)	15.0	5.8	13.4	5.5
General and administrative (a)	17.4	6.8	15.4	6.3
Amortization of acquisition-related intangibles	1.6	0.6	6.9	2.8
Net loss on disposition of assets	0.4	0.2	0.3	0.1
Operating income	37.0	14.4	41.4	16.8
Interest expense, net	18.4	7.2	14.5	5.9
Income before taxes	18.6	7.2	26.9	10.9
Income tax expense	7.6	3.0	10.7	4.4
Net income	$11.0	4.3%	$16.1	6.6%
Other Data:
EBITDA (b)	$43.8	17.0%	$53.1	21.6%

(a)   The first nine months of fiscal year 2006 include a special bonus expense (see “Special Bonus” below) of $3.25 million, allocated as follows: $0.3 million for cost of sales, $0.2 million for selling and marketing and $2.75 million for general and administrative.

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of EBITDA to Net Income, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Sales:   The following table compares total sales by market for the nine months ended June 30, 2006 to the nine months ended July 1, 2005 (dollars in millions):

	Nine Months Ended
	June 30, 2006		July 1, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percentage
Radar	$90.2	35%	$83.9	34%	$6.3	8%
Electronic Warfare	20.0	8%	21.3	9%	(1.3)	(6)%
Medical	42.8	17%	39.3	16%	3.5	9%
Communications	83.6	32%	76.8	31%	6.8	9%
Industrial	16.2	6%	18.0	7%	(1.8)	(10)%
Scientific	4.3	2%	6.5	3%	(2.2)	(34)%
Total sales	$257.1	100%	$245.8	100%	$11.3	5%

Sales for the first nine months of fiscal year 2006 of $257.1 million were $11.3 million, or 5%, higher than the comparable period of fiscal year 2005.  Explanations for the sales increase or decrease by market for the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005 are as follows:

•                  Radar:  The increase in sales to the radar market was primarily due to increased shipments of products for various U.S. government and foreign military programs, including products that are used on the TPQ-37 Firefinder Artillery Radar program and the FPS-26 missile-tracking radar system.

•                  Electronic Warfare:  The decrease in sales to the electronic warfare market was primarily due to $1.6 million of sales for a prototype system in the first nine months of fiscal year 2005 for the Project Sheriff Active Denial System, which did not repeat in the first nine months of fiscal year 2006.

•                  Medical:  The increase in sales to the medical market was primarily due to an increase in shipments of our x-ray generators for U.S. and international customers.  Sales of our medical imaging and radiation therapy products increased approximately 23% from $30.9 million in the first nine months of fiscal year 2005 to $38.1 million in the first nine months of fiscal year 2006.  This increase was partially offset by a $3.6 million reduction in shipments from our Eimac division.

•                  Communications:  The increase in sales to the communications market was primarily the result of an increase in shipments of VEDs for military satellite communications uplink, troposcatter communications products, satellite communications products for foreign customers and commercial millimeter wave amplifiers for direct-to-home broadcast applications.  Our millimeter wave amplifiers are a newer product line, and we are expecting initially lower profit margins on these newer products in comparison to our more established satcom amplifiers for direct-to-home broadcast applications.  Offsetting the sales increase for the first nine months of fiscal year 2006, was a $5.2 million reduction in shipments of communications products due to the relocation of the Eimac facility.

•                  Industrial:    The decrease in sales to the industrial market was primarily due to a $3.3 million reduction in shipments by our Eimac division due to its relocation.

•                  Scientific:  The decrease in sales to the scientific market, our smallest market, was primarily due to the product deliveries on programs for a European laboratory and the Spallation Neutron Source at Oakridge National Laboratory in the first nine months of fiscal year 2005 that did not repeat in the first nine months of 2006.  Sales in the scientific market are historically one-time projects.

Gross Profit: Gross profit of $77.8 million, or 30.3% of sales, for the first nine months of fiscal year 2006 was $4.8 million lower than the prior year’s level of $82.6 million, or 33.6% of sales. The decrease in gross profit for the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005 was primarily due to: the relocation of our Eimac division, which negatively impacted gross margins by $5.3 million; start-up costs for, and a shift in the mix to newer, lower margin satcom products, which negatively impacted fiscal year 2006 gross margins as compared to fiscal year 2005 by $1.8 million; and $1.1 million due to the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2006 and the expiration of a favorable Canadian dollar hedge in March 2006. Offsetting the aforementioned unfavorable impact to gross margin was approximately $3.8 million higher gross margin related primarily to $11.3 million higher sales in the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005.

After the relocation of our Eimac division is complete, we expect to realize operational savings from the consolidation of production facilities in Palo Alto, California, which we believe will improve our gross profit percentage.

Our satcom operation has developed numerous new products over the past several years. A successful introduction of these new products has resulted in a gradual shift in our backlog to newer products. As we begin to ramp up production of these new products in fiscal year 2006, we are incurring start-up manufacturing costs which are contributing to lower margins in fiscal year 2006 as compared to fiscal year 2005.

Research and Development: Research and development expenses of $6.4 million, or 2.5% of sales, for the first nine months of fiscal year 2006 increased from $5.2 million, or 2.1% of sales, in the first nine months of fiscal year 2005. The increase was due to increased spending as we invest for future growth in medical diagnostic imaging products and VED products for the radar, electronic warfare and satellite communication markets. Total spending on research and development, including company-sponsored amounts charged to research and development and customer-sponsored amounts charged to cost of sales, increased from $9.9 million, or 4.0% of sales, in the first nine months of fiscal year 2005 to $10.7 million, or 4.2% of sales, in the first nine months of fiscal year 2006.

Selling and Marketing: Selling and marketing expenses of $15.0 million, or 5.8% of sales, for the first nine months of fiscal year 2006 increased from $13.4 million, or 5.5% of sales, for the first nine months of fiscal year 2005. This planned increase in selling and marketing expenses in the first nine months of fiscal year 2006 was primarily due to additional selling and marketing expenses to support the growth of our business, and $0.2 million for the special bonus, described below.

General and Administrative: General and administrative expenses of $17.4 million, or 6.8% of sales, for the first nine months of the fiscal year 2006 were $2.0 million higher than the $15.4 million, or 6.3% of sales, for the first nine months of fiscal year 2005. The first nine months of fiscal year 2006 included $2.75 million for the special bonus, described below, partially offset by $0.8 million lower stock-based compensation and $0.7 million lower management incentive expenses.  Moving expenses related to the Eimac relocation were $1.0 million and $0.6 million in fiscal years 2006 and 2005, respectively.

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

Amortization of Acquisition-Related Intangibles: Amortization of acquisition-related intangibles of $1.6 million for the first nine months of the fiscal year 2006 was $5.3 million lower than the first nine months of fiscal year 2005. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog, technology and other intangible assets. The first nine months of fiscal year 2005 included $5.3 million for the amortization of customer backlog, which was fully amortized in January 2005. Acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Interest Expense, net: Interest expense, net of $18.4 million, or 7.2% of sales, for the first nine months of fiscal year 2006 was $3.9 million higher than the $14.5 million, or 5.9% of sales, for the first nine months of fiscal year 2005. The increase in interest expense for the first nine months of fiscal year 2006 was primarily due to additional interest expense for the $80 million aggregate principal amount of CPI International’s Floating Rate Senior Notes (“FR Notes”) issued in February 2005 and higher interest rates on our variable rate Term Loan.

Income Tax Expense: We recorded income tax expense of $7.6 million for the first nine months of fiscal year 2006 and $10.7 million for the first nine months of fiscal year 2005. The effective tax rates were approximately 41% and 40% for the first nine months of fiscal years 2006 and 2005, respectively. Income tax expense for the first nine months of fiscal year 2006 includes a $0.3 million charge attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that is no longer considered necessary.  Income tax expense for the first nine months of fiscal year 2006 also includes a $0.2 million discrete tax benefit for true-up adjustments to fiscal year 2005 tax expense related to changes in estimates made as a result of filing the 2005 income tax returns.

Net Income: Net income of $11.0 million for the first nine months of fiscal year 2006 was $5.1 million lower than the first nine months of fiscal year 2005 primarily due to the impact of the Eimac relocation; other contributing factors included higher interest expense related to higher debt levels and higher interest rates on our Term Loan, the $3.25 million special bonus described above, higher planned spending for research and development and selling and marketing expenses in fiscal year 2006, the impact of the weaker U.S. dollar as compared to the Canadian dollar and the expiration of a favorable Canadian hedge contract in March 2006. The stronger Canadian dollar and the expiration of the favorable Canadian currency hedge caused an unfavorable after-tax impact on net income of approximately $0.9 million for the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005. Net income for the first nine months of fiscal year 2006 was favorably impacted by lower amortization of acquisition-related intangibles and the lower income tax expense, compared to the first nine months of fiscal year 2005.

EBITDA: EBITDA for the first nine months of fiscal year 2006 was $43.8 million, a decrease of $9.3 million compared to $53.1 million for the first nine months of fiscal year 2005. The decrease in EBITDA from the first nine months of fiscal year 2005 compared to the first nine months of 2006 resulted primarily from the impact of the Eimac relocation; other contributing factors included the $3.25 million special bonus described above, higher planned spending for research and development and selling and marketing expenses in fiscal year 2006, the impact of the weaker U.S. dollar as compared to the Canadian dollar and the expiration of the favorable Canadian currency hedge in March 2006. The total negative impact of the stronger Canadian dollar and the expiration of the favorable Canadian currency hedge, was approximately $1.5 million on the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005, with $1.1 million reflected in gross profit, $0.2 million in research and development and selling and marketing expenses, and $0.2 million in general and administrative.

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

As of June 30, 2006, we had no borrowings outstanding and borrowing availability of $35.8 million under the Revolver and $42.5 million outstanding under the Term Loan, after the $47.5 million aggregate Term Loan repayments in May 2006 using proceeds from our initial public offering of CPI International’s common stock (the “IPO”).  Upon certain specified conditions, including compliance on a pro forma basis with the covenants in the Senior Credit Facility, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. We believe that cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to meet our currently anticipated cash requirements for the remainder of this fiscal year. Thereafter, our ability to fund our cash requirements and to comply with the financial covenants under our debt agreements will depend on our results of future operations, performance and cash flows and will be subject to uncertainties in the markets in which we compete and other factors, many of which are beyond our control.

As of June 30, 2006, we had cash and equivalents of $12.6 million compared to $26.5 million as of September 30, 2005. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities.

Operating, Investing and Financing Activities

Operating Activities: Operating activities provided cash of approximately $1.9 million in the first nine months of 2006, which was attributable to net income of $11.0 million, depreciation, amortization and other non-cash charges of $7.7 million; partially offset by $16.8 million used by net operating assets and liabilities. The principal uses of net operating assets and liabilities in the first nine months of 2006 were increases in accounts receivable of $8.9 million, inventories of $3.6 million and decreases in advance payments from customers of $6.8 million, partially offset by a $4.2 million increase in income taxes payable.  Operating activities provided cash of approximately $13.8 million in the first nine months of 2005, which was attributable to net income of $16.1 million, depreciation, amortization and other non-cash charges of $10.4 million; partially offset by $12.7 million used by net operating assets and liabilities.  The principal uses of net operating assets and liabilities in the first nine months of 2005 were increases in accounts receivable of $11.2 million and inventories of $7.5 million and decreases in advance payments from customers of $4.0 million partially offset by increases in accrued expenses of $5.4 million and income tax payable of $4.2 million.

Investing Activities:   Net cash used in investing activities was $8.6 million for the first nine months of 2006, consisting primarily of $8.4 million for capital expenditures, including $4.4 million for capital equipment, building and land lease improvements in Palo Alto, California related to the relocation of our Eimac division and $1.2 million for a building expansion project at our Canadian facility. Net cash used in investing activities was $27.4 million for the first nine months of 2005, consisting primarily $18.3 million for the purchase price of Econco, $8.9 million for capital expenditures, including $6.8 million for capital equipment, building and land lease improvements related to the Eimac relocation.

Financing Activities:   Net cash used in financing activities was $7.2 million for the first nine months of fiscal year 2006, consisting primarily of $37.5 million in net repayments on the Term Loan and a $17.0 million special cash dividend to the holders of CPI International’s common stock in December 2005, partially offset by $47.3 million of net proceeds from our initial public offering of common stock (the “IPO”), after deduction of IPO expenses of $5.6 million.  Net cash used in financing activities was $9.7 million for the first nine months of fiscal year 2005, consisting primarily of a $75.8 million special cash dividend to holders of CPI International’s common stock, $9.6 million repayments on the Term Loan, and $3.4 million of debt issue costs incurred to issue the FR Notes, partially offset by $79.2 million of proceeds from the issuance of FR Notes. The Term Loan repayments in the first nine months of fiscal year 2005 included $3.9 million of required annual prepayment and an optional prepayment of $5.7 million.

The Senior Credit Facility requires an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less any optional prepayments made during the fiscal year. There was no ECF payment due in the first nine months of fiscal year 2006.

Amendment to Senior Credit Facility

On December 15, 2005, CPI International and CPI entered into Amendment No. 3 (the “Amendment”), to the Senior Credit Facility. The Amendment increased the commitments under the Term Loan by $10 million, and CPI borrowed an additional $10 million thereunder. In addition, among other things, the Amendment (1) permitted CPI to pay a dividend (not to exceed $20 million) to CPI International to fund a dividend by CPI International to its stockholders, (2) amended the definition of Excess Cash Flow in the Senior Credit Facility to decrease Excess Cash Flow for CPI’s fiscal year 2006 by the excess of the amount of the dividend described in clause (1) over the gross proceeds of the $10 million additional borrowing, and (3) permitted CPI or CPI International to use up to $70 million of the proceeds of the IPO to repurchase or redeem the FR Notes or CPI’s 8% Senior Subordinated Notes due 2012 (the “8% Notes”).

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

The closing of the sale is subject to a number of conditions, including the requirement that we vacate our facilities and obtain regulatory closure of certain permitted equipment located on the property. Although there can be no assurance that the sale of the San Carlos property will occur, we expect to close the sale of the property in calendar year 2006.

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

As of June 30, 2006, the San Carlos land and building was classified as held for use in property, plant and equipment, and the advance payments from the sale of the property, aggregating $13.5 million, are classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2006, we had capitalized recoverable selling costs of $0.9 million relating to the sale of the San Carlos property and classified these amounts as Other long-term assets in the Condensed Consolidated Balance Sheets. As of June 30, 2006, the San Carlos land and building had a net book value of $23.4 million and the building continues to be depreciated over its remaining useful life. Based on current projections, we do not expect to recognize a loss on the sale of the San Carlos property.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. We expect the relocation of the San Carlos operations to be completed in the fourth quarter of fiscal year 2006. Total capital expenditures for fiscal year 2006 are expected to be approximately $13 million, including approximately $5 million for the relocation of the San Carlos operations, $4 million for the expansion of the Canadian facility to accommodate its expected growth and $4 million for ongoing capital expenditures. In fiscal year 2007, ongoing capital expenditures, excluding expenditures of approximately $3 million for completion of the Canadian facility expansion, are expected to be approximately $5 million.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of June 30, 2006, we did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. We are required to adopt SFAS No. 155 at the beginning of fiscal year 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140.” SFAS No. 156 amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. We are required to adopt SFAS No. 156 at the beginning of fiscal year 2007 and as of June 30, 2006, we did not have any servicing assets or servicing liabilities.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.

Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are required to adopt Interpretation No. 48 at the beginning of fiscal year 2008 and management is assessing the potential impact on our financial condition and results of operations.

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

At June 30, 2006, the carrying amount of goodwill and other intangible assets, net was approximately $222 million and no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired.  We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At June 30, 2006, the carrying amount of property, plant and equipment was approximately $87 million.  We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets.  If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  This process requires the use of cash flow models that utilize estimates of future revenue and expenses.  There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation:   At the beginning of fiscal year 2006, we adopted SFAS No. 123(R) using the prospective application method and began accounting for its stock-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. Since our common stock has not been publicly traded for a sufficient time period, we estimate stock price volatility based on the expected volatilities of similar companies that have a longer history of being publicly traded.  The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SEC Staff Accounting Bulletin 107. The estimated forfeiture rate assumptions are based on historical data. For stock based compensation awards with graded vesting that were granted after fiscal year 2005, we recognizes compensation expense using the straight-line amortization method.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk:   Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises a $90.0 million term loan due in 2010 under our Senior Credit Facility and $80.0 million in FR Notes. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the “Swap”) with a notional amount of $80 million to effectively convert the FR Notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125.0 million of fixed rate 8% Notes.  At June 30, 2006, the fair value of the unrealized gain on the Swap was $1.7 million.

Foreign Currency Exchange Rate Risk:   Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. We have limited market risk exposure from foreign currency financial instruments. As of June 30, 2006, we had entered into Canadian dollar forward contracts for approximately $19.5 million (Canadian dollars), or 50% of estimated Canadian dollar denominated expenses over the next nine months, at an average rate of approximately $0.90 U.S. dollar to Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate to be approximately $0.5 million annually to operating income.

In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Net income includes recognized gains from foreign currency forward contracts of $0.3 million for the third quarter in both fiscal year 2006 and 2005. Net income includes recognized gains from foreign currency forward contracts of $1.2 million and $1.0 million for the first nine months of fiscal years 2006 and 2005, respectively.

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

Part II: OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 1A.                 Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.  We have not made any material changes in the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

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

As of August 7, 2006, entities affiliated with The Cypress Group collectively own over 55% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management and affairs and over most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2006, the Company issued a total of 9,999 shares of the Company’s Common Stock, par value $0.01 per share, to certain of its directors, as set forth below.  Such shares of Common Stock were issued to such persons in connection with and in consideration for their service as directors of the Company in a transaction that did not involve any public offering and was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933.

Name of Director	Number of Shares Issued

Michael F. Finley	3,333

Jeffrey P. Hughes	1,111

Michael Targoff	2,222

Chris Toffales	1,111

William P. Rutledge	2,222

The Company’s Registration Statement on Form S-1 (Commission File No 333-130662) relating to the sale of up to 8,117,701 shares of the Company’s Common Stock, par value $0.01 per share, by the Company and certain selling stockholders in the initial public offering of the Company’s Common Stock was declared effective by the Securities and Exchange Commission on April 27, 2006.  The aggregate price of the offering amount registered was $146,118,618 based on an $18.00 per share price.

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

Costs incurred by the Company in connection with the issuance and distribution of securities registered were as follows:

•                  Underwriting discounts and commissions—approximately $3.7 million

•                  Other expenses—approximately $1.9 million

•                  Total expenses— approximately $5.6 million

None of the expenses, discounts or commissions described above were paid (directly or indirectly) to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to any of the Company’s affiliates.  The net offering proceeds to the Company after deducting the total expenses described above were approximately $47.3 million.

The Company used all of the net proceeds from the initial public offering to repay amounts outstanding under the term loan under the Company’s senior credit facility. None of the net proceeds received by the Company were paid (directly or indirectly) to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to any of the Company’s affiliates.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

Prior to the completion of the Company’s initial public offering, the Company submitted to its stockholders for approval by written consent (1) the Amended and Restated Certificate of Incorporation of the Company, (2) the Amended and Restated Bylaws of the Company, (3) the Company’s 2006 Equity and Performance Incentive Plan and (4) the Company’s 2006 Employee Stock Purchase Plan.  The Company received written consents approving the foregoing matters from the holders of 4,275,566 shares of common stock of the Company (representing all of the outstanding shares of common stock as of the date of submission of such matters to the stockholders for approval prior to giving effect to the 3.059 to 1 common stock split on April 7, 2006), and such matters were approved on April 6, 2006.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.

Dated: August 14, 2006	/s/ O. Joe Caldarelli
O. Joe Caldarelli Chief Executive Officer

Dated: August 14, 2006	/s/ Joel A. Littman
Joel A. Littman Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)