Form 10-K
period 2006-09-29
CPI INTERNATIONAL, INC.
filed 2006-12-12
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:  000-51928

CPI International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-3142681 (I.R.S. Employer Identification No.)
811 Hansen Way Palo Alto, California 94303-1110 (Address of Principal Executive Offices and Zip Code)	(650) 846-2900 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,075,400 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at November 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive 2007 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

CPI INTERNATIONAL, INC.

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

PART I

Item 1.                        Business

Background

We are a leading provider of microwave and radio frequency (“RF”), power and control products for critical defense, communications, medical, scientific and other applications. We develop, manufacture and distribute products used to generate, amplify and transmit high-power/high-frequency microwave and RF signals and/or provide power and control for various applications.

Approximately half of our product sales for fiscal year 2006 were for U.S. and foreign government and military end use, particularly for radar and electronic warfare applications. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products to the demanding specifications required for advanced military applications. Our products are critical elements of high-priority U.S. and foreign military programs and platforms, including numerous planes, ships and ground-based platforms. Defense applications of our products include transmitting and receiving radar signals for locating and tracking threats, weapons guidance and navigation, as well as transmitting decoy and jamming signals for electronic warfare and transmitting signals for satellite communications. The U.S. Government is our only customer that accounted for more than 10% of our sales in the last three fiscal years.

In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provides us with a diversified base of sales. Approximately half of our product sales for fiscal year 2006 were for commercial applications.

We continue to develop higher-power, wider-bandwidth and higher-frequency microwave products that enable significant technological advances for our defense and commercial customers. In fiscal year 2006, we generated approximately 57% of our total sales from products for which we believe we are the sole provider to our customers, enhancing our reputation and the stability of our business.

Many of our products “wear out,” having average lives of between three and seven years, and require replacement after that time. We estimate that approximately 47% of our total sales for fiscal year 2006 were generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products, providing us with a stable, predictable business that is partially insulated from dramatic shifts in market conditions. We regularly work with our customers to create upgraded products with enhanced bandwidth, power and reliability. We estimate that our products are installed in over 125 U.S. defense systems in addition to over 180 commercial systems. This installed base and our sole-provider positioning on high-profile U.S. military and commercial programs provide us with a reputation and market visibility that we believe will help us generate profitable future sales growth.

In 1948, Russell and Sigurd Varian, the historical founders of our business and the inventors of the klystron, founded Varian Associates, Inc. and introduced the klystron as their first commercial product. The klystron is still a foundation of modern high-power microwave applications and makes possible the generation, amplification and transmission of high-fidelity electronic signals at high-power levels and high frequencies. Varian Associates’ first products became the progenitors of our current product lines. Over time, Varian Associates, through internal development and acquisition, developed new devices and new uses for its products, including applications for the radar, electronic warfare, communications, medical, industrial and scientific markets.

In 1995, a private equity fund, together with members of management, purchased the electron device business from Varian Associates and formed Communications & Power Industries Holding Corporation, our predecessor, which was the parent company of Communications and Power Industries, Inc. CPI

International, Inc. was incorporated in Delaware in November 2003, under the name CPI Acquisition Corp. and was wholly owned at that time by affiliates of The Cypress Group (“Cypress”). In January 2004, CPI Acquisition Corp. acquired the predecessor in a merger and changed its name from CPI Acquisition Corp. to CPI Holdco, Inc. In January 2006, CPI Holdco, Inc. changed its name to CPI International, Inc. On May 3, 2006, we completed the initial public offering of the common stock of CPI International in which we sold 2.9 million shares of common stock and the selling stockholders sold 4.1 million shares at an initial public offering price of $18.00 per share.

Unless otherwise noted or dictated by context, (1) “CPI International” or “successor” means CPI International, Inc., (2) “predecessor” means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) “Communications & Power Industries” means Communications & Power Industries, Inc., the direct, wholly owned operating subsidiary of CPI International and (4) “merger” or the “January 2004 merger” means the January 23, 2004 merger pursuant to which CPI International acquired the predecessor. The terms “we,” “us,” and “our” refer to CPI International and its direct and indirect subsidiaries on a consolidated basis after the merger, or to the predecessor and its direct and indirect subsidiaries on a consolidated basis prior to the merger, as applicable.

We are organized into five operating divisions: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division and Communications & Medical Products Division (both in Ontario, Canada), and Econco Division (Woodland, California). In fiscal year 2006, we moved the operations of our Eimac business (“Eimac”), which was formerly a separate division, from San Carlos, California into our facility in nearby Palo Alto, California, and integrated those operations into our Microwave Power Products Division in order to realize increased efficiencies and achieve additional cost savings.

Markets

We develop, manufacture and distribute products used to generate, amplify and transmit high-power/high-frequency microwave and RF signals and/or provide power and control for various applications in defense and commercial markets. We serve six end markets: the radar, electronic warfare, communications, medical, industrial and scientific markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product. End-use applications of these systems include:

•       the transmission of radar signals for navigation and location;

•       the transmission of deception signals for electronic countermeasures;

•       the transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of communications;

•       providing power and control for medical diagnostic imaging;

•       generating microwave energy for radiation therapy in the treatment of cancer; and

•       generating microwave energy for various industrial and scientific applications.

Our end markets are described below.

Radar Market

We supply products used in various types of military systems, including search, fire control, tracking and weather radar systems. In radar systems, our products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return “echo” is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our products have been an integral element of radar systems for over five decades. Our sales in the radar market were $119.9 million in fiscal year 2006, compared to $109.4 million in fiscal year 2005. We believe that, on average, well over 50% of our sales in the radar market are generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

Our radar products include microwave and power grid sources, microwave amplifiers, receiver protectors, multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. Our products are used in air, ground and shipboard radar systems. We are a leading provider of power grid and microwave power sources for government radar applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs.

Electronic Warfare Market

We supply microwave power amplifiers to the electronic warfare market. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We are a leading provider of microwave power sources for the electronic warfare market, having sold thousands of devices into the market, and we believe we have a sole provider position in products for high-power phased array systems and expendable decoys. The electronic warfare market also includes devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a new system, currently in testing, that uses microwave energy to deter unfriendly personnel). Our sales in the electronic warfare market were $26.8 million in fiscal year 2006, compared to $27.7 million in fiscal year 2005. Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe there is ongoing demand.

Medical Market

Within the medical market, we focus on diagnostic and treatment applications. For diagnostic applications, we provide x-ray generators, subsystems, software and user interfaces, including state-of-the-art, high-efficiency, compact power supplies and modern microprocessor-based controls and operator consoles for diagnostic imaging. X-ray generators are used to generate and control the electrical energy being supplied to an x-ray vacuum electron device (“VED”) and, therefore, control the dose of radiation delivered to the patient during an x-ray imaging procedure. In addition, these x-ray generators include a user interface to control the operation of the equipment, including exposure times and the selection of the anatomic region of the body to be examined. These generators are interfaced with, and often power and control, auxiliary devices such as patient positioners, cameras and automatic exposure controls to synchronize the x-ray examination with this other equipment.

For treatment applications, we provide klystron VEDs and electron guns for high-end radiation therapy machines. Klystrons provide the microwave energy to accelerate a beam of energy toward a cancerous tumor.

Sales in the medical market were $57.6 million in fiscal year 2006, compared to $50.7 million in fiscal year 2005.

Since 1995, when Varian Associates sold its electron devices business to us, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. Approximately 4,700 of Varian Medical Systems’ Clinac® and Trilogy™ medical linear accelerators for cancer radiotherapy are in service around the world, delivering more than 30 million cancer treatments each year.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large OEMs who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We believe we are a leading independent supplier of x-ray generators in the world, and we believe this market provides continued growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end” applications, and have become a premier supplier to this part of the market. However, there exists substantial demand for private clinic, or “lower-end” applications, and we have introduced a new family of products that allows us to participate more fully in this part of the market.

Communications Market

In the communications market, we provide microwave amplifiers for communications links for broadcast, video, voice and data transmission. We divide the communications market into satellite, terrestrial broadcast and over-the-horizon communications applications. Our sales in the communications market were $106.7 million in fiscal year 2006, compared to $101.4 million in fiscal year 2005. The communications market is the most volatile of our end markets, and sales can vary significantly from quarter-to-quarter due, in part, to the size of our shipments for direct-to-home satellite communications applications during a particular quarter. Historically, we have focused on commercial communications applications, but we have recently expanded our focus to include military communications applications, as we believe there is a significant and growing market for our products for these applications.

In each of the satellite, terrestrial broadcast and over-the-horizon communications markets, our products amplify and transmit signals within an overall communications system. Ground-based satellite communications transmission systems use our products to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds or thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station. Terrestrial broadcast systems use our products to amplify and transmit signals, including television and radio signals at very high (“VHF”) and ultra high (“UHF”) frequencies, or other signals at a variety of frequencies. Over-the-horizon (also referred to as “troposcatter”) systems use our amplifiers to send a signal through the atmosphere, bouncing the signal off the troposphere, the lowest atmospheric layer, and enabling receipt of the signal tens of miles to hundreds of miles away.

Satellite Communications

The majority of our communications products are sold into the satellite communications market. We are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks. We believe that we have a worldwide installed base of over 19,000 amplifiers. We believe we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. Our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid state radio frequency device allows us to provide a superior overall service to our customers.

We believe we are well equipped to participate in the newest growth areas, including: amplifiers for the 30 gigahertz (GHz) band (Ka-band), which is projected to be one of the major new satellite communications growth areas for both commercial and military applications; the growing application for direct-to-home satellite broadcast of conventional and high-definition television; the use of satellite communications for broadband data communications; and specialized amplifiers for the military communications market, such as tri-band amplifiers that operate at three discrete frequency bands.

Terrestrial Broadcast Communications

We serve the AM, FM and shortwave radio and VHF and UHF television broadcast market with high-quality, reliable and efficient high-power microwave and radio frequency devices. Eimac, which we consolidated into our Microwave Power Products Division in June 2006, supplies these products to transmitter original equipment manufacturers (“OEMs”) directly, and offers immediate delivery of products to the end users through our distributors. Our Econco Division, which we acquired in our October 2004 acquisition of Econco Broadcast Service, Inc., is a provider of rebuilding services for high-power power grid devices, allowing broadcasters to extend the life of their devices at a cost that is lower than buying a new device. Although the terrestrial broadcast industry is considered a mature market, we believe emerging shortwave digital radio technology will provide new opportunity for our high-power products. Through the years, we have established a customer base of several thousand customers in the broadcast market, which provides us with opportunities for replacement, spares, upgrade and rebuilding business.

Over-the-horizon Communications

The over-the-horizon communications market involves over-the-horizon, microwave-based communication systems. These systems transmit voice, video and data signals for several hundred miles by bouncing the signals off the troposphere, the lowest atmospheric layer, which is approximately six miles above the earth’s surface. Since no satellite is required, these systems can provide an easy-to-install, relocatable and cost-efficient alternative to satellite-based communications.

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices that are used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment to perform pipe and plastic welding using RF energy, textile drying and semiconductor wafer fabrication. Recently, we have introduced a line of fully integrated industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $22.1 million in fiscal year 2006, compared to $23.1 million in fiscal year 2005.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy. Our sales in the scientific market were $6.6 million in fiscal year 2006, compared to $8.4 million in fiscal year 2005.

In these scientific applications, our products are used to generate microwave and RF energy to create a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions.

Geographic Markets

We sell our products in more than 85 countries. In fiscal year 2006, the United States, Europe and Asia accounted for approximately 63%, 25% and 8% of our sales, respectively. No country other than the United States accounted for more than 10% of our sales in fiscal year 2006. We believe our global sales, marketing and service capabilities enhance our ability to make sales throughout the world. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 14 to the accompanying audited consolidated financial statements.

Products

We have an extensive portfolio of over 4,500 products that includes a wide range of microwave and power grid VEDs, in addition to products such as:

•       satellite communications amplifier subsystems;

•       radar and electronic warfare subsystems;

•       solid state integrated microwave assemblies;

•       medical x-ray generators and control systems;

•       modulators and transmitters; and

•       various electronic power supply and control equipment and devices.

Additionally, we have developed complementary, more highly integrated, subsystems that contain additional integrated components for medical imaging and for satellite communications applications. These integrated subsystems generally sell for higher prices.

Generally, our products are used to:

•       generate or amplify (multiply) various forms of electromagnetic energy (these products are generally referred to as VEDs, vacuum electron devices, or simply as devices);

•       direct, measure and control electromagnetic energy;

•       provide the voltages and currents to power and control devices that generate electromagnetic energy; or

•       provide some combination of the above functions.

VEDs were initially developed for defense applications but have since been applied to many commercial markets. We use tailored variations of this key technology to address the different frequency and power requirements in each of our target markets. Generally our VED products derive from, or are enhancements to, the original VED technology on which our company was founded. All of our other products were natural offshoots of the original VED technology and were developed in response to the opportunities and requirements in the market for more fully integrated products. The type of device selected for a specific application is based on the operating parameters required by the system. Our products generally have selling prices ranging from $2,000 to $100,000, with certain, limited products priced up to $1,000,000.

We sell several categories of VEDs, including:

•       Klystrons and gyrotrons: Klystrons are typically high-power VEDs that operate over a narrow range of frequencies, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz to over 30 gigahertz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications.

Gyrotron oscillators and amplifiers operate at very high-power and very high frequencies. Power output of one megawatt has been achieved at frequencies greater than 100 gigahertz. These devices are used in areas such as fusion research, electronic warfare and high-resolution radar.

•       Helix traveling wave tubes: Helix traveling wave tubes are VEDs that operate over a wide range of frequencies at moderate output power levels (tens of watts to thousands of watts). These devices are ideal for terrestrial and satellite communications and electronic warfare applications.

•       Coupled cavity traveling wave tubes: Coupled cavity traveling wave tubes are VEDs that combine some of the power generating capability of a klystron with some of the increased bandwidth (wider frequency range) properties of a helix traveling wave tube. These amplifiers are medium bandwidth, high-power devices, since power output levels can be as high as one megawatt. These devices are used primarily for high-power and multi-function radars, including front line radar systems.

•       Magnetrons: Magnetron oscillators are VEDs capable of generating high-power output at relatively low cost. Magnetrons generate power levels as high as 20 megawatts and cover frequencies up to the 40 gigahertz range. We design and manufacture magnetrons for radar, electronic warfare and missile programs within the defense market. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO-country naval fleets. Ground-based installations include various military and civil search and air traffic control radar systems. We are also a supplier of magnetrons for use in commercial weather radar. Potential new uses for magnetrons include high-power microwave systems for disruption of enemy electronic equipment and the disabling or destruction of road-side bombs and other IEDs.

•       Cross-field amplifiers: Cross-field amplifiers are VEDs used for high-power radar applications because they have power output capability as high as 10 megawatts. Our cross-field amplifiers are primarily used to support the Aegis radar system used by the U.S. Navy and selected foreign naval vessels. We supply units for both new ships and replacements.

•       Power grid devices: Power grid devices are lower frequency VEDs that are used to generate, amplify and control electromagnetic energy. These devices are used in commercial and defense communications systems and radio and television broadcasting. We also supply power grid devices for the shortwave broadcast market. Our products are also widely used in equipment that serves the industrial markets such as textile drying, pipe welding and semiconductor wafer fabrication.

In addition to VEDs, we also sell:

•       Microwave transmitter subsystems: Our microwave transmitter subsystems are integrated assemblies generally built around our VED products. These subsystems incorporate specialized high-voltage power supplies to power the VED, plus cooling and control systems that are uniquely designed to work in conjunction with our devices to maximize life, performance and reliability. Microwave transmitter subsystems are used in a variety of defense and commercial applications. Our transmitter subsystems are available at frequencies ranging from one gigahertz all the way up to frequencies of 100 gigahertz and beyond.

•       Satellite communications amplifiers: Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, internet and other communications signals from ground stations to satellites in all frequency bands. We provide a broad line of complete, integrated satellite communications amplifiers that consist of a vacuum electron device or solid-state microwave amplifier, a power supply to power the device, radio frequency conditioning circuitry, cooling equipment, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other components to meet specific customer requirements. We offer amplifiers for both defense and commercial applications. Our products include amplifiers based on traveling wave tubes, klystrons, solid state devices and millimeter wave devices.

•       Receiver protectors and control components: Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from extraneous high-power signals, thereby preventing damage to the receiver. Our business has been designing and manufacturing receiver protector products for over 50 years. We believe we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in solid state technology to develop the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, as required by modern radar systems.

•       Medical x-ray imaging systems: We design and manufacture x-ray generators for medical imaging applications. These consist of power supplies, cooling, control and display subsystems that drive the x-ray equipment used by healthcare providers for medical imaging. The energy in an x-ray imaging system is generated by an x-ray tube which is another version of a VED operating in a different region of the electromagnetic spectrum. These generators use the high-voltage and control systems expertise originally developed by us while designing power systems to drive our other VEDs. We have introduced a new line of x-ray generators intended to address the low tier, high volume part of the market. We also provide the electronics and software subsystems that control and tie together much of the other ancillary equipment in a typical x-ray imaging system.

Backlog

As of September 29, 2006, we had an order backlog of $187.4 million compared to an order backlog of $193.5 million as of September 30, 2005. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 90% of our backlog as of September 29, 2006 is expected to be filled within fiscal year 2007.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America and Europe, as well as in India, Singapore, China and Australia. As of September 29, 2006, we had over 130 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 37% of our sales in fiscal year 2006.

Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications, the introduction and implementation of new technology and at the same time provide local technical support.

In addition to our direct sales force, we use over 40 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the United States and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, Ltd., we are able to market our products to both end users and system integrators around the world and are able to deliver our products with short turn-around times.

Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 17 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the United States (California and New Jersey), Canada (Georgetown, Ontario), The Netherlands, Brazil, China (three), India (three), Taiwan, Japan, Russia, Singapore, Indonesia and South Africa. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers or customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Research and Development

Total research and development spending was $14.8 million, $13.1 million and $10.9 million during fiscal years 2006, 2005 and 2004, respectively, consisting of company-sponsored research and development expense of $8.6 million, $7.2 million and $7.5 million during fiscal years 2006, 2005 and 2004, respectively, and customer-sponsored research and development of $6.2 million, $5.9 million and $3.5 million during fiscal years 2006, 2005 and 2004, respectively. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized.

Manufacturing

We manufacture our products at five manufacturing facilities in four locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just in time materials handling, demand flow technology, statistical process control and value managed relationships with suppliers and customers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, OFHC copper and some cathodes, from a limited group of, or occasionally sole, suppliers. Four of our facilities have achieved the ISO 9001 international certification standard.

Generally, each of our manufacturing divisions uses similar processes consisting of product development, purchasing, high-level assembly and testing. For satellite communications equipment, the process is primarily one of integration, and we use contract manufacturers whenever possible. Satellite communications equipment uses both VED and solid state technology, and the Satcom Division procures certain of the critical components that it incorporates into its subsystems from our other manufacturing divisions.

Employees

As of September 29, 2006, we had approximately 1,610 employees. None of our employees is subject to a collective bargaining agreement although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages and believe that we have good relations with our employees.

Competition

The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including L-3 Communications, e2v technologies plc, the Xicom Division of Radyne Corporation, and Thales Electron Devices. Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and our readiness in facilities, equipment and personnel.

We also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid state alternatives to our customers. Solid state devices are generally best suited for low-power applications, while only VEDs currently serve higher-power and higher-frequency demands. Because of the small dimensions of solid state components, solid state devices have challenges in dissipating the significant amount of excess heat energy that is generated in high-power, high-frequency applications. As a result, we believe that for the foreseeable future, solid-state devices will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by our VED products. We believe that VED and solid state technology currently each serves its own specialized market without significant overlap in most applications.

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

On occasion, we have entered into agreements pursuant to which we license intellectual property from third parties for use in our business, and we also license intellectual property to third parties. As a result of contracts with the U.S. Government, some of which contain patent and/or data rights clauses, the U.S. Government has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by us on behalf of the U.S. Government.

U.S. Government Contracts and Regulations

We deal with numerous U.S. Government agencies and entities, including the Department of Defense (“DoD”), and, accordingly, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. Similar government authorities exist with respect to our international business.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. Therefore long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved.

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination.

Additional risks associated with U.S. Government contracts are set forth in “Risk Factors.”

Environmental Matters

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating to, among other things, wastewater discharge, air emissions, handling of hazardous materials, disposal of hazardous wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous, and we require environmental permits to conduct certain of our operations. Violation of such laws and regulations can result in fines, penalties and other sanctions.

In connection with the sale of Varian Associates, Inc.’s electron devices business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. We are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our two manufacturing facilities in Palo Alto, California and Beverly, Massachusetts, that are known to require remediation.

To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at our facilities and responded to environmental claims arising from Varian Medical Systems (or its predecessor’s) prior operations of the electron devices business.

We believe that we have been and are in substantial compliance with environmental laws and regulations, and we do not expect to incur material costs relating to environmental compliance.

Financial Information About Segments

For financial information about our segments, see Note 14 to the accompanying audited consolidated financial statements.

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

RISKS RELATING TO OUR BUSINESS

We face competition in the markets in which we sell our products.

The U.S. and foreign markets in which we sell our products are competitive. Our ability to compete in these markets depends on our ability to provide high-quality products with short lead times at competitive prices, as well our ability to create innovative new products. In addition, our competitors could introduce new products with greater capabilities, which could have a material adverse effect on our business. Certain of our competitors are owned by companies that have substantially greater financial resources than we do. Also, our foreign competitors may not be subject to U.S. Government export restrictions, which may make it easier in certain circumstances for them to sell to foreign customers. If we are unable to compete successfully against our current or future competitors, our business and sales will be harmed.

The end markets in which we operate are subject to technological change, and changes in technology could adversely affect our sales.

Both our defense and commercial end markets are subject to technological change. Advances in existing technology, or the development of new technology, could adversely affect our business and results of operations. Historically, we have relied on a combination of internal research and development and customer-funded research and development activities. To succeed in the future, we must continually engage in effective and timely research and development efforts in order to introduce innovative new products for technologically sophisticated customers and end markets and to benefit from the activities of our customers. If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our sales could suffer.

If we are unable to retain key management and other personnel, our business and results of operations could be adversely affected.

Our business and future performance depends on the continued contributions of key management personnel. Our current management team has an average of 25 years experience with us in various capacities. Since assuming their current leadership roles in 2002, this team has increased our sales, reduced our costs and grown our business. The unanticipated departure of any key member of our management team could have an adverse effect on our business and our results of operations. In addition, some of our technical personnel, such as our key engineers, could be difficult to replace.

A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government, and any significant reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures could negatively affect our results of operations and cash flows.

Over 33%, 31% and 37% of our sales in our 2006, 2005 and 2004 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

In addition, U.S. Government contracts are also conditioned upon continuing congressional approval and the appropriation of necessary funds. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. We cannot ensure that any of our government contracts will continue to be funded from year to year. If such contracts are not funded, our sales may decline, which could negatively affect our results of operations and result in decreased cash flows.

We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The occurrence of any of these risks could cause a loss of or decline in our sales to the U.S. Government.

U.S. Government contracts contain termination provisions and are subject to audit and modification

The U.S. Government has the ability to:

•       terminate existing contracts, including for the convenience of the government or because of a default in our performance of the contract;

•       reduce the value of existing contracts;

•       cancel multi-year contracts or programs;

•       audit our contract-related costs and fees, including allocated indirect costs;

•       suspend or debar us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations; and

•       control and potentially prohibit the export of our products, technology or other data.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination-for-convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination-for-default provisions may provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

The U.S. Government may review or audit our direct and indirect costs and performance on certain contracts, as well as our accounting and general business practices, for compliance with complex statutes and regulations, including the Truth in Negotiations Act, Federal Acquisition Regulations, Cost Accounting Standards and other administrative regulations. Like most government contractors, the U.S. Government audits our costs and performance on a continual basis, and we have outstanding audits. Based on the results of these audits, the U.S. Government may reduce our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government regulations, some of our costs, including certain financing costs, research and development costs and marketing expenses, may not be reimbursable under U.S. Government contracts.

We are subject to laws and regulations related to our U.S. Government contracts business which may impose additional costs on our business.

As a U.S. Government contractor, we must comply with, and are affected by, laws and regulations related to our performance of our government contracts and our business. These laws and regulations may impose additional costs on our business. In addition, we are subject to audits, reviews and investigations of our compliance with these laws and regulations. In the event that we are found to have failed to comply with these laws and regulations, we may be fined, we may not be reimbursed for costs incurred in performing the contracts, our contracts may be terminated and we may be unable to obtain new contracts. If a government review, audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including forfeiture of claims and profits, suspension of payments, statutory penalties, fines and suspension or debarment.

In addition, many of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility clearances. Complex regulations and requirements apply to obtaining and maintaining security clearances and facility clearances, and obtaining such clearances can be a lengthy process. To the extent we are not able to obtain or maintain security clearances or facility clearances, we also may not be able to seek or perform future classified contracts. If we are unable to do any of the foregoing, we will not be able to maintain or grow our business, and our revenue may decline.

As a result of our U.S. Government business, we may be subject to false claim suits, and a judgment against us in any of these suits could cause us to be liable for substantial damages.

Our business with the U.S. Government, subjects us to “qui tam,” or “whistle blower,” suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that we submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against us in a qui tam or false claim suit could cause us to be liable for substantial damages (including treble damages and monetary penalties) and could carry penalties of suspension or debarment, which would make us ineligible to receive any U.S. Government contracts for a period of up to three years. Any material judgment, or any suspension or debarment, could result in increased costs, which could negatively affect our results of operations. In addition, any of the foregoing could cause a loss of customer confidence and could negatively harm our business and our future prospects.

Some of our sole-provider business from the U.S. Government in the future may be subject to competitive bidding.

Some of the business that we will seek from the U.S. Government in the future may be awarded through a competitive bidding process. Competitive bidding on government contracts presents risks such as:

•       the need to bid on programs in advance of contract performance, which may result in unforeseen performance issues and costs; and

•       the expense and delay that may arise if our competitors protest or challenge the award made to us, which could result in a reprocurement, modified contract, or reduced work.

If we fail to win competitively bid contracts or fail to perform these contracts in a profitable manner, our sales and results of operations could suffer.

We generate sales from contracts with foreign governments, and significant changes in policies or to appropriations of those governments could have an adverse effect on our business, results of operations and financial condition.

Approximately 16% of our fiscal year 2006 sales were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees, and use external sales organizations, in Canada and in other countries outside of the United States. Direct sales to customers located outside the United States were 37%, 33% and 30% in fiscal years 2006, 2005 and 2004, respectively. As a result, we are subject to risks of doing business internationally. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

•       difficulties and costs of staffing and managing international operations;

•       currency restrictions, which may prevent the transfer of capital and profits to the United States;

•       changes in currency rates with respect to the U.S. dollar;

•       changes in regulatory requirements;

•       U.S. and foreign government policies;

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

Laws and regulations restricting the sale of our products to foreign customers could impair our ability to make sales to foreign customers.

Licenses for the export of many of our products are required from government agencies in accordance with various regulations, including the United States Export Administration Regulations and the International Traffic In Arms Regulations. Under these regulations, we must obtain a license or permit from the U.S. Government before making foreign sales of certain of our products that have been designated as important for national security. These laws and regulations could adversely impact our sales and business in the following scenarios:

•       In order to obtain the license for the sale of such a product, we are required to obtain information from the potential customer and provide it to the U.S. Government. If the U.S. Government determines that the sale presents national security risks, it may not approve the sale.

•       Delays caused by the requirement to obtain the required license may cause us to lose potential foreign sales to overseas competitors who may not be subject to comparable restrictions and delays.

•       If we make a sale in violation of these laws and regulations, we could be subject to fines or penalties.

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

Environmental laws and regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and/or increase our manufacturing costs.

Environmental laws and regulations could limit our ability to operate as we are currently operating and could result in additional costs.

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

We could be subject to significant liabilities if Varian Medical Systems does not satisfy the obligations associated with existing environmental contamination.

When we purchased our electron devices business in 1995, Varian Medical Systems agreed to indemnify us for various environmental liabilities relating to the business prior to the sale, with certain exceptions and limitations. Varian Medical Systems is undertaking the environmental investigation and remedial work at the remaining two of our manufacturing facilities that are known to require environmental remediation, i.e. the manufacturing facilities in Palo Alto, California and Beverly, Massachusetts. In addition, Varian Medical Systems has been sued or threatened with suit with respect to environmental obligations related to these manufacturing facilities. If Varian Medical Systems does not comply fully with its indemnification obligations to us or does not continue to have the financial resources to comply fully with those obligations, we could be subject to significant liabilities.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely on a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other violations of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. In addition, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. Infringement or other violations of intellectual property rights could cause us to incur significant costs, prevent us from selling our products and have a material adverse effect on our business, results of operations and financial condition.

Our inability to obtain certain necessary raw materials and key components could disrupt the manufacture of our products and cause our sales and results of operations to suffer.

We obtain certain raw materials and key components necessary for the manufacture of our products, such as molybdenum, cupronickel, OFHC copper and some cathodes from a limited group of, or occasionally sole, suppliers. If any of our suppliers fails to meet our needs, we may not have readily available alternatives. Delays in component deliveries could cause delays in product shipments and require the redesign of certain products. If we are unable to obtain necessary raw materials and key components from our suppliers under favorable purchase terms and/or on a timely basis or to develop alternative sources, our ability to manufacture products could be disrupted or delayed, and our sales and results of operations could suffer.

We may not be successful in implementing part of our growth strategy if we are unable to identify and acquire suitable acquisition targets or integrate acquired companies successfully.

Finding and consummating acquisitions is one of the components of our growth strategy. Our ability to grow by acquisition depends on the availability of acquisition candidates at reasonable prices and our ability to obtain additional acquisition financing on acceptable terms. In making acquisitions, we may experience competition from larger companies with significantly greater resources. We are likely to use significant amounts of cash, issue additional equity securities and/or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business. There can be no assurance that we will be able to obtain the necessary funds to carry out acquisitions on commercially reasonable terms, or at all.

In addition, future acquisitions could place demands on our management and/or our operational and financial resources and could cause or result in the following:

•       difficulties in assimilating and integrating the operations, technologies and products acquired;

•       the diversion of our management’s attention from other business concerns;

•       our operating and financial systems and controls being inadequate to deal with our growth; and

•       the potential loss of key employees.

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of September 29, 2006, we had an order backlog of $187.4 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

Fluctuations in our operating results, including quarterly net orders and sales, may result in volatility in our stock price, which could cause losses to our stockholders.

We have experienced and, in the future, expect to experience fluctuations in our quarterly operating results, including net orders and sales. The timing of customers’ order placement and customers’ willingness to commit to purchase products at any particular time are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become sales and translate into revenues in a particular quarter include:

•       delay in shipments due to various factors, including cancellations by customers, delays in customers’ own production schedules, natural disasters or manufacturing difficulties;

•       delay in a customer’s acceptance of a product; or

•       a change in a customer’s financial condition or ability to obtain financing.

Our quarterly operating results may also be affected by a number of other factors, including:

•       changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•       revenues becoming affected by seasonal influences;

•       changes in foreign currency exchange rates;

•       changes in the relative portion of our revenues represented by our various products;

•       timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•       disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•       changes in the general economic conditions in the regions in which we do business;

•       the impact of changing levels of sales to sole purchasers of certain of our products; and

•       unfavorable outcome of any litigation.

We may not be able to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We anticipate that beginning in fiscal year 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to perform and report our evaluation of internal controls over financial reporting, and our independent registered public accounting firm on an annual basis must attest to and report on the adequacy of management’s evaluation and the effectiveness of such controls. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. Because compliance with these requirements is complex and time consuming, there can be no assurance that we will be able to implement the requirements of Section 404 in a timely fashion. In addition, because of the time and expense required to evaluate our internal controls, our independent registered public accounting firm may have limited time before its attestation is required, which may prevent our accountants from being able to adequately test and subsequently to report on our internal controls. If we fail to timely complete our assessment of internal controls or if our independent registered public accounting firm cannot report on our assessment, we could suffer a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of debt and we may incur substantial additional debt in the future, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

We have a substantial amount of debt and may incur additional debt in the future. As of September 29, 2006, our total consolidated indebtedness was $248 million and we had $36 million of additional borrowings available under the revolver under our senior credit facilities. Our substantial amount of debt could have important consequences to us and our stockholders, including, without limitation, the following:

•       it will require us to dedicate a substantial portion of our cash flow from operations, in the near term, to make interest payments on our indebtedness, and in the longer term, to repay the outstanding principal amount of our indebtedness, each of which will reduce the funds available for working capital, capital expenditures and other general corporate expenses;

•       it could limit our flexibility in planning for or reacting to changes in our business, the markets in which we compete and the economy at large;

•       it could limit our ability to borrow additional funds in the future, if needed, because of applicable financial and restrictive covenants of our indebtedness; and

•       it could make us more vulnerable to interest rate increases because a portion of our borrowings is, and will continue to be, at variable rates of interest.

A default under our debt obligations could result in the acceleration of those obligations. We may not have the ability to fund our debt obligations in the event of such a default. This may adversely affect our ability to operate our business and therefore could adversely affect our results of operations and financial condition and, consequently, the price of our common stock. In addition, we may incur additional debt in the future. If debt levels increase, the related risks that we and our stockholders face could intensify.

The agreements and instruments governing our debt contain restrictions and limitations could limit our flexibility in operating our business.

Our senior credit facilities and the indentures governing our outstanding notes have a number of customary covenants that, among other things, restrict our ability to:

•       incur additional indebtedness;

•       sell assets or consolidate or merge with or into other companies;

•       pay dividends or repurchase or redeem capital stock;

•       make certain investments;

•       issue capital stock of our subsidiaries;

•       incur liens; and

•       enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

Under our senior credit facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests, which would result in a default under our senior credit facilities. In addition, our senior credit facilities and the indenture governing Communications & Power Industries’ 8% senior subordinated notes restrict Communications & Power Industries’ ability to make distributions to CPI International. Because we are a holding company with no operations of our own, we rely on distributions from Communications & Power Industries, our wholly owned subsidiary, to satisfy our obligations under our floating rate senior notes. If Communications & Power Industries is unable make distributions to us, and we cannot obtain other funds to satisfy our obligations under our floating rate senior notes, a default under our floating rate senior notes could result.

The breach of any covenants or obligations in our senior credit facilities and the indentures governing our outstanding notes could result in a default under the applicable debt agreement or instrument and could trigger acceleration of (or the right to accelerate) the related debt. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under our senior credit facilities could proceed against the collateral securing that indebtedness. If any of our indebtedness were to be accelerated, it could adversely affect our ability to operate our business or we may be unable to repay such debt, and, therefore, such acceleration could adversely affect our results of operations, financial condition and, consequently, the price of our common stock.

Our outstanding notes and our senior credit facilities are subject to change of control provisions. We may not have the ability to raise funds necessary to fulfill our obligations under our debt following a change of control, which could place us in default.

We may not have the ability to raise the funds necessary to fulfill our obligations under our outstanding notes and our senior credit facilities following a change of control. Under the indentures governing our notes, upon the occurrence of specified change of control events, we are required to offer to repurchase the notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of our notes. In addition, a change of control under our senior credit facilities would result in an event of default thereunder and permit the acceleration of the outstanding obligations under the senior credit facilities.

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may fluctuate, which could negatively affect the value of stockholders’ investments.

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, sales of our common stock by our existing equity investors, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance. Stockholders may be unable to resell their shares of our common stock at or above the purchase price for their shares or at all.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities, securityholders have sometimes instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Future sales of shares of our common stock in the public market could depress our stock price and make it difficult for stockholders to recover the full value of their investment.

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. Future sales, or the perception or availability for sale in the public market, of substantial amounts of our common stock could adversely affect the market price of our common stock.

In addition, we may issue a substantial number of shares of our common stock under our stock incentive and stock purchase plans. As of September 29, 2006, we had options outstanding to purchase 3,163,057 shares of our common stock under our 2000 Stock Option Plan, our 2004 Stock Incentive Plan and our 2006 Equity and Performance Incentive Plan, of which 2,345,833 were exercisable as of such date. In addition, as of September 29, 2006, our 2006 Equity and Performance Incentive Plan and 2006 Employee Stock Purchase Plan provide for the issuance of up to an additional 1,856,001 shares of our common stock to employees, directors and consultants. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other stockholders.

The controlling position of Cypress will limit other stockholders’ ability to influence corporate matters.

As of November 27, 2006, entities affiliated with The Cypress Group collectively own over 55.2% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management, affairs and most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change of control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions include:

•       a board of directors that is classified such that only one-third of directors are elected each year;

•       “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•       limitations on the ability of stockholders to call special meetings of stockholders;

•       prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;

•       establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•       requiring that the affirmative vote of the holders of at least two-thirds (66.7%) of the voting power of our issued and outstanding capital stock entitled to vote in the election of directors be obtained to amend certain provisions of our amended and restated certificate of incorporation.

In addition, Section 203 of the Delaware General Corporation Law, which will apply to us after affiliates of Cypress collectively cease to own at least 15% of the total voting power of our common stock, limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 845,000 square feet, of which approximately 2,950 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segments Using the Property
Beverly, Massachusetts	169,385	(a)	—		VED
Georgetown, Ontario, Canada	126,000		21,975		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California	—		418,300	(b)	VED and satcom equipment
Mountain View, California	—		42,470		VED
Various other locations	—		20,019	(c)	VED and satcom equipment

(a)           The Beverly, Massachusetts square footage also includes approximately 2,950 square feet leased to two tenants.

(b)          This facility includes 49,100 square feet which are subleased from Varian, Inc. Varian, Inc. subleases the land from Varian Medical Systems, Inc. and Varian Medical Systems subleases the land from Stanford University.

(c)           Leased facilities occupied by our field sales and service organizations.

The lenders under our senior credit facilities have a security interest in certain of our interests in the real property that we own and lease. Our headquarters and one principal complex, including one of our manufacturing facilities, located in Palo Alto, California, are subleased from Varian Medical Systems or one of its affiliates or former affiliates. Therefore, our occupancy rights are dependent on the tenant’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by us of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of our business operations.

In September 2006, we completed the sale of the land and facilities located in San Carlos, California, and the operations previously conducted in San Carlos have been consolidated into our existing facility in nearby Palo Alto, California. The square footage of the San Carlos facility was 322,000, and has been excluded from the table above.

Item 3.                        Legal Proceedings

We may be involved from time to time in various legal proceedings and various cost accounting and other government pricing claims. We do not expect that the legal proceedings in which we are currently involved will individually or in the aggregate have a significant impact on our business, financial condition, results of operation or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.                        Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, has traded on the Global Market (formerly the National Market) tier of the Nasdaq Stock Market LLC under the symbol “CPII” since April 28, 2006, the date on which our common stock was first publicly traded. Prior to April 28, 2006, there was no established public trading market for our stock. The following table sets forth the high and low closing sale prices for our common stock as reported by The Nasdaq Stock Market’s Global Market during the fourth quarter of fiscal year 2006.

	High	Low
Fiscal Year Ended September 29, 2006:
Fourth Quarter	$14.92	$11.30

As of November 27, 2006, the number of our stockholders of record was 11.

We paid a special cash dividend of approximately $75.8 million in the aggregate, and $17.0 million, in the aggregate, to holders of our common stock in February 2005 and December 2005, respectively. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any additional cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Communications & Power Industries, our wholly-owned subsidiary, to pay dividends or make cash payments or advances to us. The indenture governing Communications & Power Industries’ 8% senior subordinated notes imposes restrictions on Communications & Power Industries’ ability to make distributions to us, and the agreements governing our senior credit facilities generally do not permit Communications & Power Industries to make distributions to us for the purpose of paying dividends to our stockholders. In addition, the indenture governing our floating rate senior notes due 2015 also imposes restrictions on our ability to pay dividends or make distributions to our stockholders. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the Delaware General Corporation Law, which provides that dividends are only payable out of surplus or current net profits.

Item 6.                        Selected Financial Data

The selected consolidated financial and other data for CPI International and subsidiaries as of September 29, 2006 and September 30, 2005, and for the fiscal years ended September 29, 2006 and September 30, 2005 and for the 36-week period ended October 1, 2004, and of Communications & Power Industries Holding Corporation, our predecessor, and subsidiaries for the 16-week period ended January 22, 2004, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial and other data for CPI International and subsidiaries as of October 1, 2004 and for Communications & Power Industries Holding Corporation as of October 3, 2003 and September 27, 2002 and for the fiscal years ended October 3, 2003 and September 27, 2002, has been derived from our audited consolidated financial statements not included elsewhere in this Annual Report. The audited consolidated financial statements as of the dates and periods noted above have been audited by KPMG LLP, an independent registered public accounting firm.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except share and per share amounts)

			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended	Year Ended	Year Ended
	September 29,	September 30,	October 1,	January 22,	October 3,	September 27,
	2006	2005	2004	2004	2003	2002
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Sales	$339,717	320,732	202,266	79,919	265,434	251,245
Cost of sales(1)	236,063	216,031	141,172	56,189	183,957	192,189
Gross profit	103,654	104,701	61,094	23,730	81,477	59,056
Research and development	8,550	7,218	5,253	2,200	6,860	5,873
Selling and marketing	19,827	18,547	11,082	4,352	15,650	16,073
General and administrative	22,418	27,883	12,499	6,026	17,847	19,590
Merger expenses(2)	—	—	—	6,374	—	—
Amortization of acquisition-related intangible assets(2)	2,190	7,487	13,498	—	—	—
Acquired in-process research and development(2)	—	—	2,500	—	—	—
Net loss on dispostion of fixed assets	586	446	197	7	92	187
(Gain) loss on sale of Solid State Products Division(3)	—	—	—	—	(136)	3,004
Total operating costs and expenses	53,571	61,581	45,029	18,959	40,313	44,727
Operating income	50,083	43,120	16,065	4,771	41,164	14,329
Interest expense, net	23,806	20,310	10,518	8,902	14,540	16,508
Income tax expense	9,058	9,138	2,899	439	10,076	4,554
Net income (loss)	$17,219	13,672	2,648	(4,570)	16,548	(6,733)
Earnings per share(4)
Basic	$1.20	1.05	0.20	N/A (5)	N/A (5)	N/A (5)
Diluted	$1.09	0.98	0.19	N/A (5)	N/A (5)	N/A (5)
Shares used to calculate net earnings per share(6)
Basic	14,311,367	13,078,954	13,062,753	N/A (5)	N/A (5)	N/A (5)
Diluted	15,788,711	13,973,727	13,700,182	N/A (5)	N/A (5)	N/A (5)
Cash dividend per share(7)	$1.19	5.80	—	—	—	—
Other Financial Data:
EBITDA(8)	$59,096	57,297	32,816	6,549	47,457	25,633
EBITDA margin(9)	17.4%	17.9%	16.2%	8.2%	17.9%	10.2%
Operating income margin(10)	14.7%	13.4%	7.9%	6.0%	15.5%	5.7%
Net income (loss) margin(11)	5.1%	4.3%	1.3%	(5.7)%	6.2%	(2.7)%
Depreciation and amortization(12)	$9,013	14,177	16,751	1,778	6,293	11,304
Capital expenditures(13)	$10,913	17,131	3,317	459	3,067	3,378
Ratio of earnings to fixed charges(14)	2.08x	2.10x	1.51x	—	2.78x	—
Net cash provided by operating activities	$10,897	31,349	12,203	6,574	34,482	44,020
Balance Sheet Data:
Working capital	$77,113	65,400	72,385	—	17,241	1,101
Total assets	$441,759	454,544	431,207	—	181,968	156,189
Long-term debt and redeemable preferred stock	$245,067	284,231	210,606	—	128,907	128,693
Total stockholders’ equity (deficit)	$99,673	52,667	107,594	—	(65,445)	(73,104)

           (1) Includes charges of $5,500 for the amortization of inventory write-up incurred during the 36-week period ended October 1, 2004 in connection with our January 2004 merger and $351 of charges for the amortization of inventory write-up incurred in connection with the Econco acquisition for fiscal year 2005.

           (2) As a result of our January 2004 merger, we incurred charges for merger expenses during the 16-week period ended January 22, 2004, and charges for the amortization of intangible assets and a write off of in-process research and development during the 36-week period ended October 1, 2004. In fiscal years 2005 and 2006, we incurred charges for the amortization of intangible assets as a result of our January 2004 merger and in connection with the Econco acquisition.

           (3) On September 26, 2002, we sold our Solid State Products Division. The net pretax loss of $3,004 included approximately $2,525 for the write-off of goodwill.

           (4) Basic earnings per share represents net income divided by weighted average common shares outstanding, and diluted earnings per share represents net income divided by weighted average common and common equivalent shares outstanding.

           (5) Due to the significant change in capital structure at the closing date of its January 2004 merger, the predecessor amount has not been presented because it is not considered comparable to the amount for CPI International.

           (6) On April 7, 2006, in connection with the amendment and restatement of the certificate of incorporation of CPI International, we effected a 3.059-to-1 stock split of the outstanding shares of common stock of CPI International as of such date. All share and per share amounts for successor periods herein have been retroactively restated to reflect the stock split.

           (7) In February 2005 and in December 2005 we paid special cash dividends of $75,809 and $17,000, respectively, to stockholders of CPI International. Cash dividend per share is calculated by dividing the dollar amount of the dividend by weighted average common shares outstanding. We did not pay cash dividends on the common stock of CPI International or our predecessor, as applicable, in fiscal years 2002, 2003 or 2004.

           (8) EBITDA represents earnings before provision for income taxes, interest expense, net and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•        EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance;

•        our senior credit facilities contain covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants; see “Management’s discussion and analysis of financial condition and results of operations-Liquidity and Capital Resources-Covenant compliance;”

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

The following table reconciles net income (loss) to EBITDA:

			36-Week	16-Week
			Period Ended	Period Ended
	Fiscal Year	Fiscal Year	October 1,	January 22,	Fiscal Year	Fiscal Year
	2006	2005	2004	2004	2003	2002
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net income (loss)	$17,219	13,672	2,648	(4,570)	16,548	(6,733)
Depreciation and amortization(12)	9,013	14,177	16,751	1,778	6,293	11,304
Interest expense, net	23,806	20,310	10,518	8,902	14,540	16,508
Income tax expense	9,058	9,138	2,899	439	10,076	4,554
EBITDA	$59,096	57,297	32,816	6,549	47,457	25,633

           (9) EBITDA margin represents EBITDA divided by sales.

      (10) Operating income margin represents operating income divided by sales.

      (11) Net income (loss) margin represents net income (loss) divided by sales.

      (12) Depreciation and amortization excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

      (13) Includes capital expenditures resulting from the relocation of our San Carlos, California facility to Palo Alto, California and Mountain View, California of $4.7 million for fiscal year 2006 and $13.1 million for fiscal year 2005. Fiscal year 2006 includes $2.3 million for the expansion of our building in Georgetown, Ontario, Canada.

      (14) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges less capitalized interest. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expenses that management considers to be a reasonable approximation of interest. Earnings were insufficient to cover fixed charges by $4,131 for the 16-week period ended January 22, 2004, and $2,179 in fiscal year 2002.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2006 comprised the 52-week period ending September 29, 2006; fiscal year 2005 comprised the 52-week period ended September 30, 2005; and fiscal year 2004 comprised the 16-week predecessor period ended January 22, 2004 and the 36-week successor period ending October 1, 2004. The following discussion should be read in conjunction with the consolidated financial statements, and the notes thereto, of our predecessor and CPI International included elsewhere in this Annual Report.

Overview

CPI International, headquartered in Palo Alto, California, is the parent company of Communications & Power Industries, a leading provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications. Communications & Power Industries develops, manufactures and distributes products used to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

Eimac Relocation

We began the relocation of Eimac from our former San Carlos, California facility to our nearby Palo Alto, California and Mountain View, California facilities during fiscal year 2005. The physical relocation of Eimac was completed in the third quarter of fiscal year 2006. In order to realize increased efficiencies from the relocation of Eimac to our Palo Alto and Mountain View facilities, on June 1, 2006, we made organizational changes and consolidated the operating activities of Eimac into our Microwave Power Products division, which also operates in our Palo Alto facility. We expect to complete the integration of Eimac into our Palo Alto operations by the end of calendar year 2006.

As part of this relocation, Eimac experienced planned manufacturing disruptions stemming from the decommissioning of our production equipment in San Carlos and the required reconfiguration, installation and testing of that equipment prior to production readiness in Palo Alto. During fiscal year 2005, in anticipation of these planned disruptions, customers accelerated the placement of orders with Eimac. As we expected, this order acceleration in fiscal year 2005, and the subsequent acceleration of product shipments, caused a reduction of customers’ demand requirements from Eimac during fiscal year 2006, particularly in our medical, communications and industrial markets. As a result, the relocation negatively impacted our orders and sales for fiscal year 2006 as compared to fiscal year 2005.

Orders and sales for Eimac have begun to recover from the impact of the relocation. Total sales for Eimac in the fourth quarter of fiscal year 2006 were $10.4 million, which was consistent with historical sales levels prior to the relocation and with expected future sales levels.

Management estimates that the relocation lowered fiscal year 2006 orders by approximately $5.6 million as compared to fiscal year 2005, and lowered fiscal year 2006 sales by approximately $11.4 million as compared to fiscal year 2005.

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

Our orders by market for fiscal years 2006 and 2005 are summarized as follows (dollars in millions):

	Fiscal Year Ended
	September 29, 2006		September 30, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Orders	Amount	Orders	Amount	Percentage
Radar	$115.3	35%	$109.5	33%	$5.8	5%
Electronic Warfare	24.6	7%	25.9	8%	(1.3)	(5)%
Medical	68.1	20%	52.0	15%	16.1	31%
Communications	94.6	29%	116.8	35%	(22.2)	(19)%
Industrial	22.9	7%	21.9	7%	1.0	5%
Scientific	5.7	2%	6.3	2%	(0.6)	(10)%
Total orders	$331.2	100%	$332.4	100%	$(1.2)	(0.4)%

Explanations for the order increase or decrease by market for fiscal year 2006 compared to fiscal year 2005 are as follows:

•       Radar and Electronic Warfare:   The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, with no significant products or programs by themselves explaining the annual change. On a combined basis, orders for these two markets increased from an aggregate of $135.4 million in fiscal year 2005 to an aggregate of $139.9 million in fiscal year 2006. This approximately 3.3% overall increase in orders for these markets is consistent with our expectations of overall low-to-mid-single digit percentage annual growth in these markets taken on a combined basis for fiscal year 2006.

•       Medical:   The majority of the increase in medical orders from fiscal year 2005 to fiscal year 2006 was due to orders for x-ray generators both from U.S. and international customers, which included the following:

•        $4.0 million of one-time orders for Russia, due to the expansion of the Russian medical infrastructure.

•        A $6.0 million annual order was recorded in September 2006 from Varian Medical Systems, Inc. for x-ray generators, representing our largest single order ever from Varian Medical Systems for x-ray generators. We previously recorded orders from Varian Medical Systems on a quarterly basis. This large order was partly due to the success of the new imaging options on Varian Medical Systems’ Clinac® medical linear accelerators for radiation therapy for the treatment of cancer.

•        A 15% increase in our core x-ray generator orders due to growth in the overall markets and in our share of this market.

•       Communications:   The decrease in communications orders was primarily attributable to the cyclical nature of orders in this market. The relocation of Eimac caused an order acceleration of approximately $2.3 million in fiscal year 2005 and a corresponding decrease of approximately $2.3 million in fiscal year 2006. In addition, $4.3 million in orders for troposcatter communications products for international customers were received in fiscal year 2005, but did not repeat in fiscal year 2006. A $13.9 million decrease in orders for GenIV satcom amplifiers also impacted communications orders, as satcom amplifier orders for the GenIV amplifier, primarily for the direct-to-home broadcast market, are cyclical. Customers in the direct-to-home broadcast market historically place large orders for satcom amplifiers when they are expanding their broadcast facilities and then reduce their orders as those products are deployed. We expect continued demand for our satcom amplifiers for direct-to-home broadcast applications, but we believe that orders for these products will remain at lower levels for a time before returning to fiscal year 2005 levels. These decreases were partially offset by order increases for certain newer satellite communications products that are gaining market acceptance, including a $3.3 million increase in new product orders for millimeter wave amplifiers and a $3.1 million increase in outdoor unit amplifiers used for commercial direct-to-home and military communications applications.

•       Industrial:   Orders in the industrial market, one of our smallest markets, are cyclical and generally reflect the performance of the overall economy. The increase in industrial orders was attributable to an increase in demand for power supply equipment for semiconductor manufacturing equipment applications and for amplifiers used in industrial test systems for U.S. and foreign military customers. This increase was partially offset by a $0.5 million reduction in order receipts for Eimac due to its relocation.

•       Scientific:   Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The decrease in scientific orders was primarily the result of several smaller orders for fusion and other scientific programs that were recorded in fiscal year 2005 that did not repeat in fiscal year 2006.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of September 29, 2006, we had an order backlog of $187.4 million compared to an order backlog of $193.5 million as of September 30, 2005. Based on our historical backlog experience, our backlog as of September 29, 2006 exceeds our typical backlog range of $175 to $185 million. Because our orders for government end-use products generally have much longer terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. As a result, we expect that our total backlog will not generally grow at the same rate as our total sales, because the markets where we are expecting higher growth (i.e., the medical and communications markets) are primarily commercial rather than governmental.

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

Results of Operations

We derive our revenue primarily from the sale of microwave and radio frequency products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems, and other related products. Our products generally have selling prices ranging from $2,000 to $100,000, with certain limited products priced up to $1,000,000.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

As a result of purchase accounting charges in connection with our January 2004 merger, our results of operations are based on a different cost basis as compared to the results of operations of Communications & Power Industries Holding Corporation, our predecessor. However, our sales were not impacted by purchase accounting and are on the same basis for both us and our predecessor. In addition, our January 2004 merger did not result in any change in the management team or in the underlying operations of our predecessor, nor did it result in customer losses, headcount reductions, restructurings, or any other changes to the ongoing business operations.

For purposes of the following discussion and analysis of results of operations, sales discussed below for the 2004 fiscal year represent the unaudited consolidated combined sales of CPI International, Inc. for the 36-week period ended October 1, 2004 and our predecessor, Communications & Power Industries Holding Corporation, for the 16-week period ended January 22, 2004. Although this approach is not consistent with generally accepted accounting principles, we believe this presentation facilitates the ability of our investors to more meaningfully compare our sales for fiscal year 2004 with other fiscal years.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

					36-Week		16-Week
					Periold Ending		Periold Ending
	Fiscal Year 2006		Fiscal Year 2005		October 1,2004		January 22, 2004
	(Successor)		(Successor)		(Successor)		(Predecessor)
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Sales	$339.7	100.0%	$320.7	100.0%	$202.3	100.0%	$79.9	100.0%
Cost of sales(a)(b)	236.1	69.5	216.0	67.4	141.2	69.8	56.2	70.3
Gross profit	103.7	30.5	104.7	32.6	61.1	30.2	23.7	29.7
Research and development	8.6	2.5	7.2	2.2	5.3	2.6	2.2	2.8
Selling and marketing(a)	19.8	5.8	18.5	5.8	11.1	5.5	4.4	5.5
General and administrative(a)	22.4	6.6	27.9	8.7	12.5	6.2	6.0	7.5
Merger expense	—	—	—	—	—	—	6.4	8.0
Amortization of acquisition-related intangibles	2.2	0.6	7.5	2.3	13.5	6.7	—	—
Acquired in-process research and development	—	—	—	—	2.5	1.2	—	—
Net loss on disposition of assets	0.6	0.2	0.4	0.1	0.2	0.1	—	—
Operating income	50.1	14.7	43.1	13.4	16.1	8.0	4.8	6.0
Interest expense, net	23.8	7.0	20.3	6.3	10.5	5.2	8.9	11.1
Income before taxes	26.3	7.7	22.8	7.1	5.5	2.7	(4.1)	(5.1)
Income tax expense	9.1	2.7	9.1	2.8	2.9	1.4	0.4	0.5
Net income	$17.2	5.1%	$13.7	4.3%	$2.6	1.3%	$(4.6)	(5.8)%
Other Data:
EBITDA(c)	$59.1	17.4%	$57.3	17.9%	$32.8	16.2%	$6.5	8.1%

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)              Fiscal year 2006 includes a special bonus expense (see “Special Bonus” below) of $3.25 million, allocated as follows: $0.3 million to cost of sales, $0.2 million to selling and marketing and $2.75 million to general and administrative.

(b)             Includes a charge of $5.5 million for the amortization of inventory write-up incurred for the 36-week period ended October 1, 2004 in connection with our January 2004 merger and $0.4 million of charges for the amortization of inventory write-up in fiscal year 2005 in connection with the Econco acquisition.

(c)              EBITDA represents earnings before provision for income taxes, net interest expense and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for highly leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•        EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•        our senior credit facilities contain covenants that require us to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenants;

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

For a reconciliation of EBITDA to Net Income, see Note 14 of the accompanying audited consolidated financial statements.

Our results for fiscal year 2006 compared to our results for fiscal year 2005

Sales:   Our sales by market for fiscal years 2006 and 2005 are summarized as follows (dollars millions):

	Fiscal Year Ended
	September 29, 2006		September 30, 2005
		Percentage		Percentage
		of Total		of Total	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percentage
Radar	$119.9	35%	$109.4	34%	$10.5	10%
Electronic Warfare	26.8	8%	27.7	9%	(0.9)	(3)%
Medical	57.6	17%	50.7	16%	6.9	14%
Communications	106.7	31%	101.4	31%	5.3	5%
Industrial	22.1	7%	23.1	7%	(1.0)	(4)%
Scientific	6.6	2%	8.4	3%	(1.8)	(21)%
Total sales	$339.7	100%	$320.7	100%	$19.0	6%

Sales for fiscal year 2006 of $339.7 million were $19.0 million, or six percent, higher than sales of $320.7 million for fiscal year 2005. Explanations for the sales increase or decrease by market for fiscal year 2006 as compared to fiscal year 2005 are as follows:

•       Radar and Electronic Warfare:   The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. On a combined basis, sales for these two markets increased from an aggregate of $137.1 million in fiscal year 2005 to an aggregate of $146.7 million in fiscal year 2006.

•        In the radar market, sales increased primarily due to increased shipments of products for various U.S. government and foreign military programs, including products that are used on the TPQ-37 Firefinder Artillery Locating Radar program, the LANTIRN navigation and targeting system, the SPN-35C Aircraft Landing System, the Aegis program and Federal Aviation Administration radar systems.

•        In the electronic warfare market, sales decreased primarily due to the timing of shipments for a prototype system for the Project Sheriff Active Denial System. In fiscal year 2005, we shipped $1.6 million in products for the Project Sheriff Active Denial System; these shipments did not repeat in fiscal year 2006. This decrease was partially offset by an increase in shipments for foreign military programs and products used on the SLQ-32 electronic countermeasures system, NULKA expendable decoy system and ALQ-187 electronic countermeasures system.

•       Medical:   The increase in sales in the medical market was due to an approximately 33% increase in shipments of our x-ray generators, including $4.5 million in shipments to Russia and South America which are not expected to repeat on a regular basis. Sales of our medical imaging and radiation therapy products increased approximately 15%. These increases were partially offset by a $3.9 million reduction in shipments from Eimac due to its relocation in fiscal year 2006.

•       Communications:   The increase in sales in the communications market was primarily the result of a $7.5 million increase in shipments of our newer satellite communications products, including our millimeter wave amplifiers and outdoor unit amplifiers, and a $3.9 million increase in shipments of our indoor unit amplifiers. These increases were partially offset by a $6.3 million decrease in shipments of satellite communications amplifiers for direct-to-home broadcast applications. In addition, as expected, the relocation of Eimac resulted in a $5.0 million reduction in shipments of communications products in fiscal year 2006.

•       Industrial:   The decrease in industrial sales was primarily due to a $2.4 million decrease in shipments of industrial products from Eimac as a result of the acceleration of the shipment of products into fiscal year 2005 in preparation for the relocation of Eimac in fiscal year 2006. This decrease was partially offset by an increase in demand for power supplies used in semiconductor manufacturing equipment and for an upgrade to an amplifier used in industrial heating.

•       Scientific:   Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The primary contributors to the decrease in scientific sales were product deliveries on programs for a European laboratory and for the Spallation Neutron Source at Oakridge National Laboratory in fiscal year 2005 that did not repeat in fiscal year 2006.

Gross Profit.   Gross profit of $103.7 million, or 30.5% of sales, for fiscal year 2006 was $1.0 million lower than fiscal year 2005 gross profit of $104.7 million, or 32.6% of sales. The decrease in gross profit in fiscal year 2006 as compared to fiscal year 2005 was primarily due to: the relocation of Eimac, which negatively impacted gross margins by $5.2 million; start-up costs for and a shift in the mix to newer, lower margin satcom products, which negatively impacted fiscal year 2006 gross margins as compared to fiscal year 2005 by $2.2 million; and $2.4 million due to the impact of the weaker U.S. dollar as compared to the Canadian dollar in fiscal year 2006 and the expiration of a favorable Canadian dollar hedge in March 2006. These decreases were mostly offset by approximately $9.0 million higher gross margin related primarily to higher sales in fiscal year 2006 compared to fiscal year 2005.

After the integration of Eimac is complete, we expect to realize operational savings from the consolidation of production facilities in Palo Alto, California, which we believe will improve our gross profit percentage.

Our satcom business has developed numerous new products over the past several years. The successful introduction of these new products has resulted in a gradual shift in our backlog to newer products. As we ramped up production of these new products in fiscal year 2006, we incurred start-up manufacturing costs, which contributed to lower margins in fiscal year 2006 as compared to fiscal year 2005.

Research and Development.   Research and development of $8.6 million, or 2.5% of sales, for fiscal year 2006 was $1.4 million higher than fiscal year 2005 research and development of $7.2 million, or 2.3% of sales. The increase was due to increased spending as we invest for future growth in medical diagnostic imaging products and VED products for the radar, electronic warfare and satellite communication markets. Total spending on research and development, including company-sponsored amounts charged to research and development and customer-sponsored amounts charged to cost of sales, increased from $13.1 million, or 4.1% of sales, in fiscal year 2005 to $14.8 million, or 4.3% of sales, in fiscal year 2006.

Selling and Marketing.   Selling and marketing expenses were $19.8 million in fiscal year 2006, a $1.3 million increase from fiscal year 2005. Selling and marketing expenses were 5.8% of sales in both fiscal year 2005 and 2006. This planned increase of $1.3 million in selling and marketing expenses in fiscal year 2006 was primarily due to additional headcount, tradeshows and other selling and marketing expenses to stimulate and support the growth of our business, as well as $0.2 million for the special bonus, discussed below.

General and Administrative.   General and administrative expenses were $22.4 million, or 6.6% of sales, for fiscal year 2006 as compared to $27.9 million, or 8.7% of sales, for fiscal year 2005. The following table further breaks out general and administrative expenses (in millions):

	Fiscal Year
	2006	2005
Stock-based compensation	$0.2	7.0
Special bonus expense	2.7	—
Direct expenses for the Eimac relocation	1.2	1.0
Other general and administrative	18.3	19.9
Total	$22.4	27.9

General and administrative expenses were lower in fiscal year 2006 due primarily to lower management bonuses (discussed under “—Calculation of Management Bonuses” below), which was partially offset by an increase in directors and officers insurance premiums, legal and accounting expenses and other expenses of approximately $0.5 million associated with being a public company.

Fiscal year 2005 includes $7.0 million of stock-based compensation expense for performance-based stock options. In September 2005, the Compensation Committee of our board of directors approved the acceleration of vesting of all outstanding performance-based stock options. Fiscal year 2005 stock-based compensation expense includes $2.8 million from the acceleration of vesting of performance-based stock options that were expected to vest in fiscal years 2006, 2007 and 2008 assuming that the performance criteria would have been achieved.

Special Bonus.   On December 15, 2005, our board of directors approved the payment of $3.25 million in special, one-time bonuses to our employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in company value. The special bonus was not paid pursuant to our management incentive plan, our 2006 Equity and Performance Incentive Plan or any of our other formal compensation plans. The bonus amount was not determined based on a formula, but was instead an amount determined by our board of directors to be reasonable compensation for the increase in company value. The special bonus was charged to the Consolidated Statement of Operations in the same lines as cash compensation paid to the same employees and directors, as follows: $2.7 million to General and administrative, $0.3 million to Cost of sales, and $0.2 million to Selling and marketing.

Amortization of Acquisition-Related Intangibles.   Amortization of acquisition-related intangibles of $2.2 million for fiscal year 2006 was $5.3 million lower than fiscal year 2005. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog, technology and other intangible assets. Fiscal year 2005 included $5.3 million for the amortization of customer backlog, which was fully amortized in January 2005. Fiscal year 2007 expenses for amortization of acquisition-related intangibles are expected to be approximately $2.2 million. Acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Interest Expense, net (“Interest Expense”).   Interest Expense of $23.8 million for fiscal year 2006 was $3.5 million higher than fiscal year 2005 Interest Expense of $20.3 million. Interest Expense increased primarily due to the issuance of the floating rate senior notes in February 2005, resulting in approximately seven months interest expense in fiscal year 2005 and twelve months interest expense in fiscal year 2006, with approximately $3.5 million higher interest expense in fiscal year 2006. Interest Expense was also impacted by higher interest rates on our term loan in fiscal year 2006 based on a general increase in interest rates, offset by a lower average balance on our term loan in fiscal year 2006, as proceeds from our initial public offering were used to repay a portion of our term loan in May 2006.

Income Tax Expense.   We recorded income tax expense of $9.1 million for fiscal years 2006 and 2005. The effective income tax rates were approximately 34% and 40% for fiscal years 2006 and 2005, respectively. The lower effective income tax rate in fiscal year 2006 is primarily due to a change in the tax rates in Canada as well as a change in filing position that was made as a result of foreign income tax planning activities, including the related adjustment for the difference between the estimated income tax expense for fiscal year 2005 and the actual taxes paid with the 2005 tax return based on the new tax filing position. The tax benefit from this change in filing position was partially offset by an increase in tax contingency reserves based on a tax examination by the Canada Revenue Agency for tax returns filed in fiscal years 2000 through 2003. Our ongoing tax rate is expected to be approximately 38%.

Net Income.   Net income of $17.2 million, or 5.1% of sales, for fiscal year 2006 was $3.5 million higher than net income for fiscal year 2005 of $13.7 million, or 4.3% of sales. Higher net income for fiscal year 2006 was primarily due to higher sales volume, lower amortization of acquisition-related intangible assets and lower stock-based compensation expense, partially offset by the special bonus and lower gross margins due to the relocation of Eimac in fiscal year 2006.

EBITDA.   EBITDA of $59.1 million for fiscal year 2006 was $1.8 million higher than fiscal year 2005 primarily due to higher sales volume and lower stock based compensation, partially offset by lower gross margins due to the relocation of Eimac in fiscal year 2006.

Calculation of Management Bonuses.   Management bonuses were $2.5 million in fiscal year 2006 compared to $3.9 million in fiscal year 2005. Management bonuses for fiscal years 2006 and 2005 were calculated pursuant to our management incentive plan and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was generally given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses for fiscal years 2006 and 2005 are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our management incentive plan for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2006 was $67.2 million compared to $66.4 million in fiscal year 2005. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses (a) for fiscal year 2006 were direct costs for the Eimac relocation of $4.6 million, stock-based compensation expense of $0.3 million and the special bonus of $3.25 million and (b) for fiscal year 2005 were directs costs for the Eimac relocation of $1.8 million, stock-based compensation expense of $7.0 million and $0.4 million of charges for the amortization of inventory write-up in connection with the Econco acquisition. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Our results for fiscal year 2005 compared to our results for the 36-week period ended October 1, 2004 and the results of our predecessor for the 16-week period ended January 22, 2004

Sales.   The following table compares total sales by market for fiscal years 2005 and 2004 (dollars in millions):

	Fiscal Year 2005		Fiscal Year 2004
		Percentage of Total		Percentage of Total	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percentage
Radar	$109.4	34%	$112.1	40%	$(2.7)	(2)%
Electronic Warfare	27.7	9%	23.8	8%	3.9	16%
Medical	50.7	16%	41.6	15%	9.1	22%
Communications	101.4	31%	74.8	27%	26.6	36%
Industrial	23.1	7%	20.2	7%	2.9	14%
Scientific	8.4	3%	9.7	3%	(1.3)	(13)%
Total Sales	$320.7	100%	$282.2	100%	$38.5	14%

Total sales for fiscal year 2005 of $320.7 million were $38.5 million, or 14%, higher than fiscal year 2004 sales of $282.2 million. Fiscal year 2004 sales include predecessor sales of $79.9 million for the 16-week period ended January 22, 2004 and successor sales of $202.3 million for the 36-week period ended October 1, 2004. The Econco acquisition represents $12.2 million of the sales increase in fiscal year 2005, while the remaining increase of $26.3 million was due to growth from our existing business. During fiscal year 2005, approximately $6 million of communications, industrial and medical sales were accelerated by several customers in anticipation of planned manufacturing disruptions due to the relocation of Eimac from the San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities.

•       Radar.   Sales in the radar market of $109.4 million for fiscal year 2005 were $2.7 million, or 2%, less than fiscal year 2004 sales of $112.1 million in this market. Econco represented $2.1 million of fiscal year 2005 sales in the radar market. Our sales in the radar market have grown since 2002 due primarily to the DoD’s emphasis on addressing terrorism and homeland security, which has had a favorable impact on radar systems, including new system development and upgrade and replenishment programs, and increased demand for spare and replacement products. This growth stabilized in fiscal years 2004 and 2005.

•       Electronic Warfare.   Sales in the electronic warfare market of $27.7 million for fiscal year 2005 were $3.9 million, or 16%, higher than fiscal year 2004 sales of $23.8 million in this market. Our sales in the electronic warfare market have grown since 2002 due primarily to the DoD’s increased emphasis on protection of valuable military assets, resulting in the continuing funding of new, upgrade and replenishment programs in the electronic warfare market.

•       Medical.   Sales in the medical market of $50.7 million for fiscal year 2005 were $9.1 million, or 22%, higher than fiscal year 2004 sales of $41.6 million in this market. Our sales in the medical market have shown steady growth in the past three years, averaging 20% growth per year. Our sales grew in the diagnostic x-ray imaging part of the medical market as a result of:

•        worldwide growth in demand for diagnostic x-ray imaging products;

•        the addition to our product portfolio of new lower-cost products with fewer features;

•        the addition to our product portfolio of new high-end products with additional features; and

•        the outsourcing by certain major x-ray system original equipment manufacturers of a portion of their manufacturing to us.

In the radiation therapy part of the medical market we have been the sole supplier of high-power microwave devices to Varian Medical System Inc.’s high energy radiation therapy machines. Our annual growth in this portion of the market in the past three years has averaged in excess of 15%, driven largely by growth in demand from Varian Medical Systems.

•       Communications.   After several years of declining sales attributable to the global communications industry downturn, our fiscal year 2005 sales in the communications market of $101.4 million were $26.6 million, or 36%, higher than fiscal year 2004 sales of $74.8 million in this market. Econco represented $4.4 million of fiscal year 2005 sales in the communications market. The majority of our communications products are sold into the satellite communications market where we experienced a decrease in sales in the three fiscal years prior to fiscal year 2004. We believe this decrease was due, in part, to the large overcapacity that was built up in the late 1990s in anticipation of the need for a rapid expansion of telecommunications infrastructure to support overly-optimistic forecasts for growth of the internet. As of fiscal year 2005, this overcapacity has subsided, as demand from both military and commercial customers has increased, with a resulting increase in utilization of satellite communication systems and a resulting increase in demand for our satellite amplifiers and products. In fiscal year 2005 we saw an increase in demand for all of our satellite communication products, and in particular, products used by direct-to-home television providers, which are continuing to add capacity as they introduce service into new geographic markets and add new services such as high-definition television and satellite access to the internet.

•       Industrial.   The $2.9 million, or 14%, increase in sales for fiscal year 2005 was due to the addition of Econco industrial sales of $5.6 million, offset primarily by decreases of $2.7 million from the semiconductor market. Sales in the industrial market have generally fluctuated because of the volatile demand in the semiconductor equipment market.

•       Scientific.   Sales in the scientific market of $8.4 million for fiscal year 2005 were $1.3 million, or 13%, lower than fiscal year 2004 sales of $9.7 million in this market. Sales in the scientific market, our smallest market, are historically for one-time projects and can fluctuate significantly from period to period.

Gross Profit.   Gross profit was $104.7 million, or 32.6% of sales, for fiscal year 2005, $23.7 million, or 29.7% of sales, for the 16-week period ended January 22, 2004 and $61.1 million, or 30.2% of sales, for the 36-week period ended October 1, 2004. The increase in gross profit as a percentage of sales in fiscal year 2005 was primarily due to higher sales volume in fiscal year 2005 and purchase accounting charges related to our January 2004 merger of $5.5 million for amortization of acquisition-related inventory write-up for the 36-week period ended October 1, 2004. Cost of sales for fiscal year 2005 includes $0.8 million of expenses associated with the relocation of our San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities.

The majority of our depreciation expense is charged to cost of sales, impacting gross margins. At the time of our January 2004 merger, we revalued our property, plant and equipment based on fair value as required by purchase accounting, which increased our cost basis in these assets compared to the predecessor’s cost basis. At the same time, we increased the useful lives of these assets to match their expected lives. The net effect of the change in estimates of valuation and useful lives was an increase in annual depreciation expense of approximately $1.0 million in fiscal year 2005 and $0.8 million for the 36-week period ended October 1, 2004.

Research and Development.   Research and development expenses were $7.2 million, or 2.3% of sales, in fiscal year 2005, $2.2 million, or 2.8% of sales, for the 16-week period ended January 22, 2004 and $5.3 million, or 2.6% of sales, for the 36-week period ended October 1, 2004. The decrease in research and development expenses as a percentage of sales in fiscal year 2005 was due primarily to more development engineering costs being charged to customer-sponsored research and development, which increased sales and cost of sales. Total spending on research and development of $13.1 million in fiscal year 2005, which includes company-sponsored amounts charged to research and development, and customer-sponsored amounts charged to cost of sales, is higher than the prior year’s spending of $3.3 million for the 16-week period ended January 22, 2004 and $7.6 million for the 36-week period ended October 1, 2004.

Selling and Marketing.   Selling and marketing expenses were $18.5 million, or 5.8% of sales, for fiscal year 2005, $4.4 million, or 5.4% of sales, for the 16-week period ended January 22, 2004 and $11.1 million, or 5.5% of sales, for the 36-week period ended October 1, 2004. The increase in selling and marketing expenses as a percentage of sales in fiscal year 2005 was primarily due to additional selling costs to support the increase in sales volume. Incremental selling and marketing expenses for the Econco operation in fiscal year 2005 were $1.1 million.

General and Administrative.   General and administrative expenses were $27.9 million, or 8.7% of sales, for fiscal year 2005, $6.0 million, or 7.5% of sales, for the 16-week period ended January 22, 2004 and $12.5 million, or 6.2% of sales for the 36-week period ended October 1, 2004. During fiscal year 2005, we incurred stock-based compensation expense of $7.0 million, incremental costs for the Econco operation of $1.1 million, and moving costs of $1.0 million associated with the relocation of our San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities.

Fiscal year 2005 includes $7.0 million of stock-based compensation expense for performance stock options and the 16-week period ended January 22, 2004 includes $1.3 million of stock-based compensation expense for stock options issued at a value that was subsequently determined to be less than fair value. In September 2005, the Compensation Committee of our board of directors approved the acceleration of vesting of all outstanding performance options. Fiscal year 2005 stock-based compensation expense includes $2.8 million from the acceleration of vesting of performance stock options that were expected to vest in fiscal years 2006, 2007 and 2008 assuming that the performance criteria would have been achieved.

Merger Expenses.   Merger expenses of $6.4 million for the 16-week period ended January 22, 2004 were primarily made up of investment banking fees, legal expenses, transaction bonuses, and transaction fees paid pursuant to the management services agreement with Leonard Green & Partners, L.P., an affiliate of the former holder of substantially all of the common stock of our predecessor.

Amortization of Acquisition-Related Intangibles.   Amortization of acquisition-related intangibles of $7.5 million for fiscal year 2005 was $6.0 million lower than for the 36-week period ended October 1, 2004. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog and other intangible assets. Customer backlog was fully amortized in January 2005 while the other acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

Acquired In-Process Research and Development.   Acquired in-process research and development expense of $2.5 million for the 36-week period ended October 1, 2004 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use as of the closing date of our January 2004 merger.

Interest Expense, net.   Interest expense, net for fiscal year 2005, the 36-week period ended October 1, 2004 and the 16-week period ended January 22, 2004 was as follows (dollars in millions):

	Fiscal year 2005	36-Week Period Ended October 1, 2004	16-Week Period Ended January 22, 2004
Merger-related interest expense	$—	—	$4.6
Floating rate senior notes interest expense	4.6	—	—
Other interest expense, net	15.7	$10.5	4.3
Total interest expense, net	$20.3	$10.5	$8.9

Merger-related interest expense for the 16-week period ended January 22, 2004 was associated with the early redemption of the predecessor’s 12% senior subordinated notes and the write-off of capitalized debt issue costs related to the predecessor’s outstanding debt at the time of our merger. Our floating rate senior notes were issued in February 2005, and the $4.6 million of interest expense for fiscal year 2005 represents approximately seven months of interest. Other interest expense increased due primarily to increases in interest rates on the variable rate term loan under our senior credit facilities.

Income Tax Expense.   We recorded income tax expense of $9.1 million for fiscal year 2005, $0.4 million for the 16-week period ended January 22, 2004 and $2.9 million for the 36-week period ended October 1, 2004. The effective income tax rates were 40% for fiscal year 2005, negative 11% for the 16-week period ended January 22, 2004 and 52% for the 36-week period ended October 1, 2004. The increase in income tax expense in fiscal year 2005 is primarily due to higher taxable income. The lower effective income tax rate for the 16-week period ended January 22, 2004 was due to a tax benefit from the pretax loss offset by an increase in valuation allowance. The higher effective income tax rate for the 36-week period ended October 1, 2004 was due to non-deductible acquired in-process research and development and other purchase accounting charges related to our January 2004 merger.

Net Income (Loss).   We recorded net income of $13.7 million for fiscal year 2005, net loss of $4.6 million for the 16-week period ended January 22, 2004 and net income of $2.6 million for the 36-week period ended October 1, 2004. Higher net income for fiscal year 2005 is primarily due to higher gross profit due to increased sales volume and lower amortization of acquisition-related intangible assets in fiscal year 2005, partially offset by higher income tax expense and stock-based compensation expense in fiscal year 2005. In addition, there were no merger expenses in fiscal year 2005.

EBITDA.   EBITDA was $57.3 million, or 17.9% of sales, for fiscal year 2005, $6.5 million, or 8.1% of sales, for the 16-week period ended January 22, 2004 and $32.8 million, or 16.2% of sales, for the 36-week period ended October 1, 2004. The increase in EBITDA as a percentage of sales for fiscal year 2005 resulted primarily from higher gross profit from higher sales volume in fiscal year 2005, merger expenses for the 16-week period ended January 22, 2004 that did not recur in fiscal year 2005, and the write-off of acquired in-process research and development for the 36-week period ended October 1, 2004 that did not recur in fiscal year 2005.

Calculation of Management Bonuses.   Management bonuses were $3.9 million in fiscal year 2005 compared to $3.2 million in fiscal year 2004. For fiscal year 2004, management bonuses were calculated taking into account the combined operating results of the 16-week predecessor period ended January 22, 2004 and the 36-week successor period ended October 1, 2004. Management bonuses for fiscal years 2005 and 2004 were calculated pursuant to our management incentive plan and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was generally given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses for fiscal years 2005 and 2004 were not based on profitability as measured by net income and therefore the management bonus for fiscal year 2004 was payable even though we had a $4.6 million net loss for the 16-week period ended January 22, 2004. Management bonuses for fiscal years 2005 and 2004 were paid in cash. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our management incentive plan for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2005 was $66.4 million compared to $55.0 million in fiscal year 2004. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses for fiscal year 2005 were direct costs for the Eimac relocation of $1.8 million, stock-based compensation expense of $7.0 million and $0.4 million of charges for the amortization of inventory write-up in connection with the Econco acquisition. Expenses excluded from EBITDA in calculating management bonuses for fiscal year 2004 were stock-based compensation expense of $1.3 million and the following expenses related to the January 2004 merger: $6.4 million for merger expenses; $5.5 million of charges for the amortization of inventory write-up; and $2.5 million for acquired in-process research and development. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements including debt service and internal growth, through a combination of cash flows from our operations and borrowings under our senior credit facilities. Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

As of September 29, 2006, we had $248 million in total principal amount of debt outstanding, compared to $284 million as of September 30, 2005. In addition, as of September 29, 2006, we had borrowing availability of $36.0 million under the revolver under our senior credit facilities. As of September 29, 2006, we had cash and equivalents of $30.2 million compared to $26.5 million as of September 30, 2005. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities. We believe that cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to meet our currently anticipated cash requirements for fiscal year 2007.

Historical Operating, Investing and Financing Activities

Operating Activities.

In fiscal years 2006, 2005 and 2004, we funded our operating activities through cash generated internally. For fiscal year 2006, net cash provided by operating activities was $10.9 million, compared to $31.3 million for fiscal year 2005 and $18.8 million for fiscal year 2004.

The $20.4 million decrease in net cash provided by operating activities for fiscal year 2006 compared to fiscal year 2005 was primarily due to $10.8 million lower cash generated from net income, excluding non-cash charges, and $10.0 million higher cash used for working capital in fiscal year 2006. Although net income was $3.5 million higher in fiscal year 2006 compared to fiscal year 2005, fiscal year 2005 had higher non-cash charges of $6.7 million for stock-based compensation expense and $5.3 million for intangible amortization expense. In fiscal year 2006, the increase in working capital was primarily due to the reduction in accounts payable and accrued expenses due to the timing of payments made to our suppliers, partially offset by increases in income tax payable due to the tax gain on the sale of our San Carlos property and increases in tax contingency reserve requirements. The fiscal year 2006 reduction in cash generated from operating activities was also due to a reduction in advance payments from customers, primarily due to the completion of direct-to-home sale contracts.

The $12.5 million increase in net cash from operating activities for fiscal year 2005 compared to fiscal year 2004 was primarily due to higher net income, excluding non-cash charges, in fiscal year 2005. The fiscal year 2005 cash flow increases from higher accrued expenses and accounts payable was essentially offset by increases in inventory. The increase in accrued expenses was primarily due to accruals for capital expenditures in connection with the relocation of the San Carlos facility to Palo Alto, California and employee bonus and incentive accruals. The increase in inventory, and related accounts payable, was due to expected increases in the volume of customer shipments in the first half of fiscal year 2006.

Investing Activities.

For fiscal year 2006, net cash used in investing activities was $0.2 million, compared to $35.7 million for fiscal year 2005 and $103.9 million for fiscal year 2004.

Investing activities for fiscal year 2006 consisted primarily of $10.9 million for capital expenditures, including $4.7 million for capital equipment, building and land lease improvements in Palo Alto, California related to the Eimac relocation and $2.3 million for a building expansion project at our Canadian facility. The capital expenditures were almost entirely offset by the net proceeds from the sale of the San Carlos property of $10.7 million ($11.3 million gross proceeds less expenses for the sale of $0.6 million). We generally fund ongoing capital expenditures with cash generated from operating activities. However, capital expenditures for the improvements to our Palo Alto facility were funded with proceeds from the sale of the San Carlos property.

Investing activities for fiscal year 2005 consisted primarily of $18.3 million for the purchase of Econco and $17.1 million for capital expenditures, including $13.1 million for capital equipment, building and land lease improvements related to the Eimac relocation. We funded the purchase of Econco out of cash on hand from operations and funded our capital expenditures out of cash flows from operations and the $13.5 million advance payment received in fiscal year 2004 in connection with the sale of the San Carlos property.

Investing activities for fiscal year 2004 consisted primarily of $113.1 million used to acquire the predecessor in connection with our January 2004 merger, which was offset by the receipt of $13.5 million as an advance payment for the sale of the San Carlos property.

Financing Activities.

Net cash used in financing activities was $7.1 million for fiscal year 2006, compared to net cash used in financing activities of $9.6 million for fiscal year 2005 and net cash provided by financing activities of $105.7 million for fiscal year 2004.

For fiscal year 2006, financing activities consisted primarily of the initial public offering of our common stock, which was completed on May 3, 2006, and the special cash dividend paid to stockholders of CPI International. In the initial public offering, we sold 2,941,200 shares of common stock and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18.00 per share, resulting in total proceeds to us of approximately $47.3 million, net of transaction costs of approximately

$5.6 million. We used the net proceeds of the initial public offering to repay $47.5 million of the term loan under our senior credit facilities. In December 2005, our board of directors declared and paid a special cash dividend of $17 million to stockholders of CPI International. This dividend was paid using the $10 million in net proceeds obtained from the additional borrowing under our senior credit facilities in connection with the December 2005 amendment thereto and available cash.

Net cash used in financing activities for fiscal year 2005 consisted primarily of a $75.8 million special cash dividend to holders of CPI International’s common stock, $9.6 million repayments on the term loan under our senior credit facilities, and $3.5 million of debt issue costs incurred to issue the floating rate senior notes, partially offset by $79.2 million of proceeds from the issuance of floating rate senior notes. The term loan repayments in fiscal year 2005 included a $3.9 million required annual prepayment and an optional prepayment of $5.7 million.

Net cash provided by financing activities in fiscal year 2004 consisted primarily of $100 million (before expenses) received from the issuance of common stock to Cypress in connection with the January 2004 merger, $125 million received from the issuance of Communications & Power Industries’ 8% senior subordinated notes and $90 million of borrowings under our senior credit facilities, offset by the extinguishment of $199 million of our predecessor’s debt and preferred stock, the payment of $9.7 million in debt issue costs and the payment of the merger consideration to the predecessor’s stockholders.

Our senior credit facilities require an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow (“ECF”), as defined in the senior credit facilities, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less any optional prepayments made during the fiscal year. Based on a forecasted calculation of ECF for fiscal year 2006, we expect to make an ECF payment of $1.7 million in December 2006. There was no ECF payment due for fiscal year 2005, and therefore, no ECF cash payment was made in fiscal year 2006.

Long-Term Debt

Long-term debt comprises the following:

	September 29,	September 30,
	2006	2005
Term loan, expiring 2010	$42,500	$80,000
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $719 and $769	79,281	79,231
	246,781	284,231
Less: Current portion	1,714	—
Long-term portion	$245,067	$284,231

Senior Credit Facilities:   In connection with the January 2004 merger, Communications & Power Industries entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005. Our senior credit facilities consist of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans, which expires on January 23, 2010, and a $90.0 million term loan, which expires on July 23, 2010. As of September 29, 2006 we had no outstanding borrowings under the revolver and $42.5 million outstanding under the term loan, after the $47.5 million aggregate term loan repayments in May 2006 using proceeds from our initial public offering of CPI International’s common stock. Upon certain specified conditions, including compliance on a pro forma basis with the covenants in our senior credit facilities, Communications & Power Industries may seek commitments for a new class of term loans, not to exceed $65.0 million. Our senior credit facilities are guaranteed by CPI International and all of Communications & Power Industries’ domestic subsidiaries and are secured by substantially all of their assets.

Any borrowings under the revolver would currently bear interest at a rate equal to, at Communications & Power Industries’ option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (“ABR”) plus 1.75% per annum. Available borrowings under the revolver are reduced by any amounts secured through letters of credit; at September 29, 2006, we had letters of credit commitments for $4.0 million. The term loan borrowings currently bear interest at a rate equal to, at Communications & Power Industries’ option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the senior credit facilities, Communications & Power Industries pays letter of credit participation fees equal to the applicable revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of September 29, 2006 (1) the term loan borrowing consisted of one tranche of $7.5 million and one tranche of $35.0 million with interest payable on October 10, 2006 and October 23, 2006, at 7.58% and 7.58% per annum, respectively and (2) a Revolving commitment of $4.0 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

Our senior credit facilities require 1.0% of the original term loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. Communications & Power Industries is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries; (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries, (3) all such proceeds paid to CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI International.

Communications & Power Industries is also required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of ECF, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, Communications & Power Industries made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of our senior credit facilities, against the remaining scheduled installments of term loan principal due up to, but not including, the September 30, 2009 scheduled principal installment. Based on a forecasted calculation of ECF, we expect to make an ECF payment of $1.7 million for the fiscal year ended September 29, 2006 in December 2006. There was no ECF payment due for fiscal year 2005, and therefore, no ECF payment was made in fiscal year 2006.

Communications & Power Industries can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. In March 2005, Communications & Power Industries made an optional prepayment of $5.7 million, and in May 2006, Communications & Power Industries made additional optional prepayments of $47.5 million in the aggregate using proceeds from the initial public offering of CPI International’s common stock. The optional prepayments were applied pro rata, in accordance with the provisions of our senior credit facilities, against the remaining scheduled installments of term loan principal due up to June 30, 2009, with the balance applied to scheduled installment amounts on or after September 30, 2009, in direct order of maturity.

Our senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, Communications & Power Industries and Communications & Power Industries’ domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. Communications & Power Industries and Communications & Power Industries’ subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for Communications & Power Industries and Communications & Power Industries’ subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries.

Subject in certain cases to applicable notice provisions and grace periods, events of default under our senior credit facilities include, among other things: failure to make payments when due; breaches of representations and warranties in the documents governing the senior credit facilities; non-compliance by CPI International, Communications & Power Industries and/or Communications & Power Industries’ subsidiaries with certain covenants; failure by CPI International, Communications & Power Industries and/or Communications & Power Industries’ subsidiaries to pay certain other indebtedness or to observe any other covenants or agreements that would allow acceleration of such indebtedness, collectively in excess of $5.0 million at any time; events of bankruptcy or insolvency of CPI International, Communications & Power Industries and/or Communications & Power Industries’ subsidiaries; certain uninsured and unstayed judgments of $5.0 million or more against CPI International; impairment of the security interests in the collateral or the guarantees under our senior credit facilities; and a change in control, as defined in the documents governing our senior credit facilities.

8% Senior subordinated notes of Communications & Power Industries:   In connection with the merger on January 23, 2004, Communications & Power Industries issued $125.0 million in aggregate principal amount of its 8% Notes. The proceeds of the 8% Notes were used to redeem the Predecessor’s outstanding indebtedness and pay part of the merger consideration. The 8% Notes have no sinking fund requirements.

The 8% Notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of Communications & Power Industries’ domestic subsidiaries. The payment of all obligations relating to the 8% Notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% Notes) of Communications & Power Industries, including debt under our senior credit facilities. Each guarantee of the 8% Notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% Notes) on the same basis as the 8% Notes are subordinated to Communications & Power Industries’ senior debt.

At any time or from time to time on or after February 1, 2008, Communications & Power Industries, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2008	104%
2009	102%
2010 and thereafter	100%

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, Communications & Power Industries may redeem up to 35% of the aggregate principal amount of the 8% Notes at a redemption price equal to 108% of the principal amount of the 8% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings. At any time on or prior to February 1, 2008, the 8% Notes may also be redeemed or purchased (by Communications & Power Industries or any other person) in whole but not in part, at Communications & Power Industries’ option, upon the occurrence of a change of control (as defined in the indenture governing the 8% Notes) at a price equal to 100% of the principal amount of the 8% Notes, plus a “make-whole” premium (as defined in the indenture governing the 8% Notes) to the redemption price on February 1, 2008, and accrued and unpaid interest, if any, to, the date of redemption or purchase.

Upon a change of control, Communications & Power Industries may be required to purchase all or any part of the 8% Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the 8% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Communications & Power Industries and its restricted subsidiaries (as defined in the indenture governing the 8% Notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the 8% Notes include: failure to make payments on the 8% Notes when due; failure to comply with covenants in the indenture governing the 8% Notes; a default under certain other indebtedness of Communications & Power Industries or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against Communications & Power Industries or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Floating rate senior notes of CPI International:   On February 22, 2005, CPI International issued $80.0 million in principal amount of its floating rate senior notes. The floating rate senior notes were issued at a 1% discount. The proceeds from the issuance of the floating rate senior notes were used to make a distribution to stockholders of CPI International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of the floating rate senior notes. The floating rate senior notes have no sinking fund requirements.

The floating rate senior notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2007 is approximately 11.30% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional floating rate senior notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional floating rate senior notes, the annual interest rate on the floating rate senior notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional floating rate senior notes (up to a maximum of 4%). The floating rate senior notes will mature on February 1, 2015.

The floating rate senior notes are general unsecured obligations of CPI International. The floating rate senior notes are not guaranteed by any of CPI International’s subsidiaries but are structurally subordinated to all existing and future indebtedness and other liabilities of CPI International’s subsidiaries. The floating rate senior notes are senior in right of payment to CPI International’s existing and future indebtedness that is expressly subordinated to the floating rate senior notes.

Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the floating rate senior notes. Our senior credit facilities and the indenture governing the 8% Notes restrict Communications & Power Industries’ ability to make distributions to CPI International. Our senior credit facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under the senior credit facilities and CPI International and Communications & Power Industries satisfy certain leverage ratios. The indenture governing the 8% Notes prohibits Communications & Power Industries from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% Notes) does not exceed a specified amount.

At any time or from time to time prior to February 1, 2007, CPI International, at its option, may redeem the floating rate senior notes in whole or in part at a “make whole” premium, plus accrued and unpaid interest to the date of redemption. At any time or from time to time on or after February 1, 2007, CPI International, at its option, may redeem the Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

At any time or from time to time prior to February 1, 2007, and subject to certain conditions, CPI International, at its option, may redeem up to 35% of the aggregate principal amount of the floating rate senior notes at a redemption price equal to 100% of the principal amount of the floating rate senior notes to be redeemed, plus a premium equal to the interest rate per annum on the floating rate senior notes applicable on the date on which the notice of redemption is given, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more qualified equity offerings.

Upon a change of control, as defined in the indenture governing the floating rate senior notes, CPI International may be required to purchase all or any part of the outstanding floating rate senior notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the floating rate senior notes contains certain covenants that, among other things, limit the ability of CPI International and its restricted subsidiaries (as defined in the indenture governing the floating rate senior notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

Events of default under the indenture governing the floating rate senior notes include: failure to make payments on the floating rate senior notes when due; failure to comply with covenants in the indenture governing the floating rate senior notes; a default under certain other indebtedness of CPI International or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against CPI International or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Debt Maturities:   As of September 29, 2006, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	Floating Rate Senior Notes	8% Senior Subordinated Notes	Total
2007	$1,714	$—	$—	$1,714
2008	—	—	—	—
2009	—	—	—	—
2010	40,786	—	—	40,786
2011	—	—	—	—
Thereafter	—	80,000	125,000	205,000
	$42,500	$80,000	$125,000	$247,500

Covenant Compliance

Our ability to continue to operate depends, among other things, on our continued access to capital, including credit under our senior credit facilities. These credit facilities, along with the indentures governing the floating rate senior notes and the 8% senior subordinated notes, contain certain restrictive covenants. Continued access to our senior credit facilities is subject to remaining in compliance with the covenants thereunder.

Our senior credit facilities contain the following financial covenant ratio tests:

•       a maximum total leverage ratio;

•       a minimum interest coverage ratio; and

•       a minimum fixed charge coverage ratio.

The following table summarizes these financial covenant calculations for CPI International and Communications & Power Industries as of September 29, 2006.

	Communications &
	Power Industries		CPI International
	(dollars in thousands)
Consolidated EBITDA(a)	$67,202		$67,202
Consolidated Indebtedness(b)	$137,486		$217,347
Leverage Ratio(c)	2.05	x	3.23	x
Maximum Leverage Ratio(d)	4.15	x	5.50	x
Consolidated Interest Expense(e)	$14,442		$22,352
Interest Coverage Ratio(f)	4.65	x	3.01	x
Minimum Interest Coverage Ratio(g)	2.75	x	2.00	x
Fixed Charge Coverage Ratio(h)	3.80	x	2.45	x
Minimum Fixed Charge Coverage Ratio(i)	1.20	x	1.05	x

(a)           Consolidated EBITDA is computed pursuant to the formulas set forth in our senior credit facilities. A computation of Consolidated EBITDA as determined under our senior credit facilities is set forth below.

(b)          Consolidated Indebtedness represents the consolidated debt of Communications & Power Industries and CPI International, as defined for purposes of our senior credit facilities, which generally includes total debt less cash and cash equivalents.

(c)           Leverage Ratio is the ratio of Consolidated Indebtedness to Consolidated EBITDA.

(d)          This represents the maximum permissible Leverage Ratio. The maximum permissible Leverage Ratio for Communications & Power Industries and CPI International decline over time until 2009, when the applicable maximum ratios will be 3.00 to 1 and 4.40 to 1, respectively.

(e)           Consolidated Interest Expense represents the consolidated interest expense of Communications & Power Industries and CPI International, as defined for purposes of our senior credit facilities.

(f)             Interest Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense.

(g)           This represents the minimum permissible Interest Coverage Ratio. The minimum permissible Interest Coverage Ratio for Communications & Power Industries and CPI International increase over time until 2008, when the applicable minimum ratios will be 3.00 to 1 and 2.25 to 1, respectively.

(h)          Fixed Charge Coverage Ratio is the ratio of Consolidated EBITDA less the sum of capital expenditures paid in cash (excluding capital expenditures related to the relocation of our San Carlos facility) and income taxes paid in cash to the sum of Consolidated Interest Expense and principal amounts of regularly scheduled amortization payments of indebtedness.

(i)             This represents the minimum permissible Fixed Charge Coverage Ratio. The minimum permissible Fixed Charge Coverage Ratio for Communications & Power Industries will not increase. The minimum permissible Fixed Charge Coverage Ratio for CPI International increases over time until 2007, when the applicable minimum will be 1.10 to 1.

Consolidated EBITDA is used to determine compliance with many of the covenants contained in our senior credit facilities. Consolidated EBITDA and all of its component elements are defined in our debt agreements and include non-GAAP measures. Consolidated EBITDA is defined as EBITDA further adjusted to exclude unusual items, non-cash items and other adjustments permitted in calculating covenant compliance under our senior credit facilities, as shown in the table below.

Consolidated EBITDA as calculated under our senior credit facilities for the 2006 fiscal year is as follows (dollars in thousands):

EBITDA(a)	$59,096
Special bonus(b)	3,250
Stock compensation expense(c)	274
Move-related expenses(d)	4,582
Consolidated EBITDA	$67,202

(a)           For a reconciliation of net income (loss) to EBITDA for fiscal year 2006, see footnote 8 in “Selected Financial Data.”

(b)          Represents a non-recurring special bonus approved by our board of directors to certain employees and directors to reward them for an increase in company value.

(c)           Represents a non-cash charge for stock compensation related to stock options and restricted stock granted in fiscal year 2006.

(d)          Represents expenses and move-related inefficiencies related to the relocation of Eimac from our former San Carlos, California facility to our Palo Alto, California and Mountain View, California facilities.

Events beyond our control may affect our ability to comply with the covenant ratios described above as well as the other covenants in our senior credit facilities. Any breach of the covenants in our senior credit facilities could result in a default and could trigger acceleration of (or the right to accelerate) the amounts owing under our senior credit facilities. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under our senior credit facilities could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under our senior credit facilities could proceed against the collateral securing that indebtedness. If the indebtedness under our senior credit facilities were to be accelerated, our ability to operate our business would be materially impaired.

As of September 29, 2006 we are in compliance with the covenants under the indentures governing our floating rate senior notes, 8% senior subordinated notes and senior credit facilities, and we expect to remain in compliance with those covenants throughout fiscal 2007.

Dividends from Communications & Power Industries to CPI International

For fiscal years 2006 and 2005, respectively, Communications & Power Industries paid $24.9 million and $4.1 million of cash dividends to CPI International. In fiscal year 2006, CPI International used the cash dividends from Communications & Power Industries to make cash interest payments of $7.9 million on the floating rate senior notes and to pay a special cash dividend of $17.0 million to its stockholders. In fiscal year 2005, CPI International used the cash dividends from Communications & Power Industries to make cash interest payments of $3.1 on the floating rate senior notes and a $1.0 million deposit as collateral on our interest rate swap (see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk”). In fiscal year 2006, a portion of the special cash dividend was paid using $10 million in net proceeds obtained from an additional borrowing under our senior credit facilities. Our future ability to make semi-annual cash interest payments on our floating rate senior notes and pay any principal and related obligations will depend on Communications & Power Industries’ ability to make dividends to CPI International in the amounts necessary for such payments. Our senior credit facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under our senior credit facilities and we and Communications & Power Industries satisfy the leverage ratio tests described above.

The indenture governing Communications & Power Industries’ 8% senior subordinated notes prohibits Communications & Power Industries from making distributions to us unless:

•       There is no default under the indenture.

•       The ratio of Communications & Power Industries’ Consolidated Cash Flow (as defined in the indenture) for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense (as defined in the indenture) for the same period is at least 2 to 1. As of September 29, 2006, the ratio of Communications & Power Industries’ Consolidated Cash Flow for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense was 4.65 to 1.

•       The amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture) does not exceed the aggregate contractual limit on Restricted Payments, which is based on one-half of the aggregate Consolidated Net Income of Communications & Power Industries since the date of the issuance of the 8% senior subordinated notes, the amount of certain capital contributions and certain other items. In addition, the indenture permits up to $10 million of additional Restricted Payments outside of the contractual limit described in the preceding sentence.

San Carlos Facility

In February 2003, we entered into an agreement to sell the land and close our facilities located in San Carlos, California to consolidate our operations into our existing facility in nearby Palo Alto, California. As of September 30, 2005, the San Carlos land and building were classified as held for use in property, plant and equipment and the advance payments were classified as a long-term liability in the accompanying Consolidated Balance Sheets. In September 2006, the sale was completed for aggregate sales proceeds of $24.8 million, of which $13.5 million was received in advance in fiscal 2004 and the balance received in September 2006. Additionally, we had total capitalized recoverable selling costs of $1.3 million relating to the sale of the San Carlos property, of which $0.7 million was classified as other long-term assets in the accompanying Consolidated Balance Sheets as of September 30, 2005. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building’s net book value of approximately $23.5 million, resulted in no gain or loss on sale.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The relocation of Eimac was completed in the fourth quarter of fiscal year 2006. Total capital expenditures for fiscal year 2006 were $10.9 million, including approximately $4.7 million for the relocation of Eimac, $2.3 million for the expansion of the Canadian facility to accommodate its expected growth and $3.9 million for ongoing capital expenditures. In fiscal year 2007, ongoing capital expenditures, excluding expenditures of approximately $4 million for completion of the Canadian facility expansion, are expected to be approximately $5 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 29, 2006 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$247,500	$1,714	$—	$40,786	$205,000
Interest on debt obligations	131,787	21,396	42,423	38,036	29,932
Operating leases	8,756	1,516	2,489	1,302	3,449
Total cash obligations	$388,043	$24,626	$44,912	$80,124	$238,381
Standby letters of credit	$4,017	$4,017

The above table assumes that interest rates in effect on September 29, 2006 remain constant for future periods and assumes a debt level based on mandatory repayments according to the contractual amortization schedule. Also, the above table excludes any optional prepayments.

The expected timing of payment amounts of the obligations in the above tables is estimated based on current information; timing of payments and actual amounts paid may be different.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. We adopted Interpretation No. 47 in fiscal year 2006 and the implementation of Interpretation No. 47 did not have an impact on our results of operations or financial condition.

In June 2006, the Emerging Issues Task Force reached a consensus, ratified by the FASB in June 2006, on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The primary focus of this Issue is to require the disclosure of the accounting policy for any tax assessed by a government authority that is directly imposed on a revenue producing transaction (i.e., gross or net basis) for each period for which an income statement is presented if those amounts are significant. We are required to adopt the provisions of this Issue beginning in the second quarter of fiscal 2007, and its adoption is not expected to have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We are currently evaluating the impact, if any, that the adoption of SFAS No. 158 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We believe at this time that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of these financial statements and application of these policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results from current estimates.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most subjective and complex judgments. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 1 to our audited consolidated financial statements for a more comprehensive discussion of our significant accounting policies.

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectibility is reasonably assured. Approximately 1% of our sales for our fiscal years 2004 through 2006 are based on the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

Inventory reserves

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

Product warranty

Our products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the consolidated financial statements included in this report. We assess the adequacy of our preexisting warranty liabilities and adjust the balance based on actual experience and changes in future expectations. The determination of product warranty reserves requires us to make estimates of product return rates and expected cost to repair or replace the products under warranty. If actual repair and replacement costs differ significantly from our estimates, then adjustments to recognize additional cost of sales may be required.

Business combination and Related Goodwill and Intangibles

We account for business combinations using the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” Intangible assets acquired in a purchase method business combination are recognized and reported apart from goodwill, pursuant to the criteria specified by SFAS No. 141.

As a result of our January 2004 merger, and our acquisition of Econco Broadcast Service, Inc. in October 2004, assets acquired and liabilities assumed by the successor company were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. At September 29, 2006, the carrying amount of goodwill as a result of these transactions was $147 million. Accounting for business combinations requires the allocation of purchase price to identifiable tangible and intangible assets and liabilities based upon their fair value. The allocation of purchase price is a matter of judgment and requires the use of estimates and fair value assumptions. The allocation of purchase price to finite-lived assets can have a significant impact on operating results because finite-lived assets are depreciated or amortized over their remaining useful lives.

The values assigned to acquired identifiable intangible assets for technology were determined based on the excess earnings method of the income approach. This method determines fair market value using estimates and judgments regarding the expectations of future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to their present value.

Recoverability of long-lived assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 50 years.

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our five divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At September 29, 2006 and September 30, 2005, the carrying amount of goodwill and other intangible assets, net was $223 million. As of September 29, 2006, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At September 29, 2006 and September 30, 2005, the carrying amount of property, plant and equipment was $64 million and $84 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

At the beginning of fiscal year 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and Staff Accounting Bulletin No. 107, “Share-Based Payment,” for our existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. We will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For options granted under performance-related plans, we assume that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. For purposes of this valuation model, no dividends have been assumed.

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SEC Staff Accounting Bulletin 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. In fiscal year 2006, we recognized $274 thousand in stock-based compensation expense.

Item 7A:               Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises $80.0 million in floating rate senior notes and a $42.5 million term loan, under our senior credit facilities, with $1.7 million due in 2007 and $40.8 million due in 2010. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the “Swap”) with a notional amount of $80.0 million to effectively convert the floating rate senior notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125.0 million of fixed rate 8% Notes. At September 29, 2006, the fair value of the unrealized gain on the Swap was $1.1 million.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in interest rates over a one-year period would have on the variable rate $42.5 million term loan under our senior credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and results in a net decrease of future annual earnings of approximately $0.2 million.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. We have limited market risk exposure from foreign currency financial instruments. As of September 29, 2006, we had entered into Canadian dollar forward contracts for approximately $18.9 million (Canadian dollars), or 50% of estimated Canadian dollar denominated expenses over the next nine months, at an average rate of approximately $0.90 U.S. dollar to Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate to be approximately $0.5 million annually before tax or approximately 1.9 cents to basic earnings per share and 1.7 cents to diluted earnings per share.

In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Net income includes recognized gains from foreign currency forward contracts of $1.2 million and $1.3 million for fiscal years 2006 and 2005, respectively.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements required by this item are attached hereto, beginning on page 63 and the supplementary data required by this item are included in Note 17 to the consolidated financial statements.

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

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from our definitive 2007 proxy statement anticipated to be filed with the SEC within 120 days after September 29, 2006.

Item 11.                 Executive Compensation

The information required under this item is incorporated by reference herein from our definitive 2007 proxy statement anticipated to be filed with the SEC within 120 days after September 29, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from our definitive 2007 proxy statement anticipated to be filed with the SEC within 120 days after September 29, 2006.

Item 13.                 Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from our definitive 2007 proxy statement anticipated to be filed with the SEC within 120 days after September 29, 2006.

Item 14.                 Principal Accountant Fees and Services

The information required under this item is incorporated by reference herein from our definitive 2007 proxy statement anticipated to be filed with the SEC within 120 days after September 29, 2006.

Notwithstanding the foregoing, information appearing in the sections of our 2007 definitive proxy statement entitled “Compensation Committee Report on Executive Compensation,” “Report of the Audit Committee” and “Stock Performance Graph” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

The following consolidated financial statements and schedules are filed as a part of this report:

•        Report of Independent Registered Public Accounting Firm

•        Consolidated Balance Sheets

•        Consolidated Statements of Operations

•        Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

•        Consolidated Statements of Cash Flows

•        Notes to Consolidated Financial Statements

(2)   Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

(3)   The Exhibit Index beginning on page 115 of this annual report is hereby incorporated by reference herein.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

We have audited the accompanying consolidated balance sheets of CPI International, Inc. and subsidiaries (“Successor”) as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years ended September 29, 2006 and September 30, 2005, and for the 36-week period ended October 1, 2004 (“Successor periods”), and for the for the 16-week period ended January 22, 2004 (“Predecessor period”) of Communications & Power Industries Holding Corporation and subsidiaries (“Predecessor”). These consolidated financial statements are the responsibility of the companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of CPI International, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Communications & Power Industries Holding Corporation and subsidiaries for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 23, 2004, CPI International, Inc. acquired all of the outstanding stock of Communications & Power Industries Holding Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the prospective method at the beginning of fiscal year 2006.

Mountain View, California
December 11, 2006
/s/ KPMG LLP

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 29,	September 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$30,153	$26,511
Restricted cash	1,746	1,287
Accounts receivable, net	43,628	39,295
Inventories	54,031	50,620
Deferred tax assets	11,520	12,346
Prepaid and other current assets	3,080	3,981
Total current assets	144,158	134,040
Property, plant, and equipment, net	63,851	83,624
Deferred debt issue costs, net	9,644	11,061
Intangible assets, net	75,489	77,941
Goodwill	147,489	145,462
Other long-term assets	1,128	2,416
Total assets	$441,759	$454,544
Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$1,714	$—
Accounts payable	19,101	21,421
Accrued expenses	23,269	27,247
Product warranty	5,958	6,359
Income taxes payable	10,693	1,546
Advance payments from customers	6,310	12,067
Total current liabilities	67,045	68,640
Deferred income taxes	29,933	35,556
Advance payments from sale of San Carlos property	—	13,450
Long-term debt, less current portion	245,067	284,231
Other long-term liabilities	41	—
Total liabilities	342,086	401,877
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000,000 shares authorized; 16,049,577 and 13,078,954 shares issued and outstanding)	160	131
Additional paid-in capital	65,295	34,595
Accumulated other comprehensive income	679	1,621
Retained earnings	33,539	16,320
Total stockholders’ equity	99,673	52,667
Total liabilities and stockholders’ equity	$441,759	$454,544

See accompanying notes to the consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Sales	$339,717	$320,732	$202,266	$79,919
Cost of sales, including $351 and $5,500 of amortization of acquisition-related inventory write-up for periods ended September 30, 2005 and October 1, 2004, respectively	236,063	216,031	141,172	56,189
Gross profit	103,654	104,701	61,094	23,730
Operating costs and expenses:
Research and development	8,550	7,218	5,253	2,200
Selling and marketing	19,827	18,547	11,082	4,352
General and administrative	22,418	27,883	12,499	6,026
Merger expenses	—	—	—	6,374
Amortization of acquisition-related intangible assets	2,190	7,487	13,498	—
Acquired in-process research and development	—	—	2,500	—
Net loss on disposition of fixed assets	586	446	197	7
Total operating costs and expenses	53,571	61,581	45,029	18,959
Operating income	50,083	43,120	16,065	4,771
Interest expense, net	23,806	20,310	10,518	8,902
Income (loss) before taxes	26,277	22,810	5,547	(4,131)
Income tax expense	9,058	9,138	2,899	439
Net income (loss)	17,219	13,672	2,648	(4,570)
Preferred dividends:
Senior redeemable preferred stock	—	—	—	3,861
Junior preferred stock	—	—	—	2,382
Net income (loss) attributable to common stock	$17,219	$13,672	$2,648	$(10,813)
Earnings per share:
Basic	$1.20	$1.05	$0.20
Diluted	$1.09	$0.98	$0.19
Shares used to calculate earnings per share:
Basic	14,311,367	13,078,954	13,062,753
Diluted	15,788,711	13,973,727	13,700,182

See accompanying notes to the consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME

(in thousands, except shares)

						Accumulated
			Additional	Deferred		Other	Retained
	Common Stock		Paid-in	Stock	Stockholder	Comprehensive	Earnings
	Shares	Amount	Capital	Compensation	Loans	Income	(Deficit)	Total
Predecessor
Balances, October 3, 2003	5,008,172	$ 50	$ 21,519	$(1,289)	$(1,256)	$ —	$(84,469)	$(65,445)
Net loss	—	—	—	—	—	—	(4,570)	(4,570)
Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	—	—	(829)	(829)
Amortization of discount and issue costs on junior preferred stock	—	—	—	—	—	—	(653)	(653)
Dividends on senior redeemable preferred stock	—	—	—	—	—	—	(3,861)	(3,861)
Payment of dividends on junior preferred stock	—	—	—	—	—	—	(2,382)	(2,382)
Amortization of deferred stock based compensation	—	—	—	1,289	—	—	—	1,289
Interest accrued on stockholder loans	—	—	—	—	(10)	—	—	(10)
Balances, January 22, 2004	5,008,172	50	21,519	—	(1,266)	—	(96,764)	(76,461)
Successor
Exercise of stock options	136,537	1	363	—	—	—	—	364
Elimination of Predecessor equity from merger transaction	(5,144,709)	(51)	(21,882)	—	—	—	96,764	74,831
Proceeds from stockholders loans	—	—	—	—	1,266	—	—	1,266
Net income	—	—	—	—	—	—	2,648	2,648
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	1,369	—	1,369
Total comprehensive income								4,017
Issuance of common stock to Cypress, net of issue costs	13,004,181	130	97,370	—	—	—	—	97,500
Value of Predecessor stock options assumed in merger	—	—	5,039	—	—	—	—	5,039
Income tax benefit from the exercise of Predecessor stock options	—	—	463	—	—	—	—	463
Sale of common stock to directors	74,773	1	574	—	—	—	—	575
Balances, October 1, 2004	13,078,954	131	103,446	—	—	1,369	2,648	107,594
Net income	—	—	—	—	—	—	13,672	13,672
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	252	—	252
Total comprehensive income								13,924
Income tax benefit adjustment from the exercise of Predecessor stock options	—	—	(27)	—	—	—	—	(27)
Stock-based compensation expense	—	—	6,985	—	—	—	—	6,985
Special cash dividend	—	—	(75,809)	—	—	—	—	(75,809)
Balances, September 30, 2005	13,078,954	131	34,595	—	—	1,621	16,320	52,667
Net income	—	—	—	—	—	—	17,219	17,219
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(942)	—	(942)
Total comprehensive income								16,277
Proceeds from initial public offering, net of issuance costs	2,941,200	27	47,272	—	—	—	—	47,299
Stock-based compensation cost	—	—	299	—	—	—	—	299
Exercise of stock options	19,424	2	53	—	—	—	—	55
Tax benefit related to stock option exercises	—	—	76	—	—	—	—	76
Issuance of restricted stock awards	9,999	—	—	—	—	—	—	—
Special cash dividend	—	—	(17,000)	—	—	—	—	(17,000)
Balances, September 29, 2006	16,049,577	$160	$ 65,295	$ —	$ —	$ 679	$ 33,539	$ 99,673

See accompanying notes to the consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Cash flows from operating activities
Net income (loss)	$17,219	$13,672	$2,648	$(4,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,561	6,427	3,072	1,529
Amortization of intangibles	2,452	7,750	13,679	249
Amortization of deferred debt issue costs	1,417	1,304	743	2,285
Amortization of discount on floating rate senior notes	50	31	—	—
Amortization of acquisition-related inventory write-up	—	351	5,500	—
Stock-based compensation expense	274	6,985	—	1,289
Allowance for doubtful accounts	11	60	81	28
Acquired in-process research and development	—	—	2,500	—
Deferred income taxes	(5,927)	(3,791)	(7,248)	—
Interest accrued on stockholder loans	—	—	—	(10)
Net loss on the disposition of assets	586	446	197	7
Tax benefit from stock option exercises	76	—	—	—
Excess tax benefit on stock option exercises	(47)	—	—	—
Changes in operating assets and liabilities, net of Econco acquisition:
Restricted cash	(459)	992	(2,279)	—
Accounts receivable	(4,344)	(2,095)	(6,408)	3,513
Inventories	(3,688)	(10,705)	74	(750)
Prepaid and other current assets	1	157	(290)	235
Other long-term assets	329	(1,136)	(90)	—
Accounts payable	(2,320)	5,429	2,247	(2,085)
Accrued expenses	(4,054)	5,405	(7,573)	7,067
Product warranty	(401)	173	235	438
Income taxes payable	8,877	(142)	2,545	(1,909)
Advance payments from customers	(5,757)	36	2,570	(742)
Other long-term liabilities	41	—	—	—
Net cash provided by operating activities	$10,897	$31,349	$12,203	$6,574

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Cash flows from operating activities
Net cash provided by operating activities	$10,897	$31,349	$12,203	$6,574
Cash flows from investing activities
Purchase of Predecessor, net of cash acquired	—	—	(113,130)	—
Proceeds from sale of property, plant and equipment	11,334	—	13,450	—
Expenses relating to sale of San Carlos property	(577)	(224)	(451)	—
Capital expenditures	(10,913)	(17,131)	(3,317)	(459)
Purchase of Econco’s net assets, net of cash acquired	—	(18,325)	—	—
Net cash used in investing activities	(156)	(35,680)	(103,448)	(459)
Cash flows from financing activities
Proceeds from issuance of debt	10,000	79,200	215,000	—
Proceeds from repayment of Predecessor stockholder loans	—	—	1,266	—
Proceeds from issuance of common stock	52,940	—	98,075	—
Proceeds from exercise of stock options	55	—	364	—
Repayments of debt	(47,500)	(9,550)	(91,950)	(26,000)
Debt issuance costs	—	(3,455)	(9,653)	—
Common stock issuance costs	(5,641)	—	—	—
Redemption of preferred stock	—	—	(62,071)	—
Repayments on capital leases	—	(20)	—	—
Stockholder distribution payments	(17,000)	(75,809)	—	—
Dividends on senior redeemable preferred stock	—	—	(19,310)	—
Excess tax benefit on stock option exercises	47	—	—	—
Net cash (used in) provided by financing activities	(7,099)	(9,634)	131,721	(26,000)
Net increase (decrease) in cash and cash equivalents	3,642	(13,965)	40,476	(19,885)
Cash and cash equivalents at beginning of period	26,511	40,476	—	33,751
Cash and cash equivalents at end of period	$30,153	$26,511	$40,476	$13,866
Supplemental cash flow disclosures
Cash paid for interest	$23,549	$17,460	$14,762	$2,027
Cash paid for taxes, net of refunds	$6,157	$13,311	$7,599	$2,434
Supplemental disclosure of noncash investing and and financing activities
Dividends on senior redeemable preferred stock	$—	$—	$—	$3,861

See accompanying notes to the consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

1.                 Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation:   Unless the context otherwise requires, (1) “CPI International” or the “Successor” means CPI International, Inc. (formerly known as CPI Holdco, Inc.), (2) “Predecessor” means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) “CPI” means Communications & Power Industries, Inc. and (4) “Merger” means the January 23, 2004 merger pursuant to which CPI International acquired the Predecessor (see Note 2 for a description of the Merger). CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The term the “Company” refers to CPI International after the Merger, or the Predecessor prior to the Merger, as applicable, and its direct and indirect subsidiaries on a consolidated basis.

The accompanying consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment.

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. The Successor’s fiscal year did not change from that of the Predecessor. Fiscal year 2006 comprised the 52-week period ending September 29, 2006, fiscal year 2005 comprised the 52-week period ended September 30, 2005, and fiscal year 2004 comprised the 16-week Predecessor period ended January 22, 2004 and the 36-week Successor period ended October 1, 2004. All period references are to the Company’s fiscal periods unless otherwise indicated.

On May 3, 2006, the Company completed the initial public offering of its common stock (see Note 6).

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

Restricted Cash:   Restricted cash consists primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries and collateral for a construction contract. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Revenue Recognition:   Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts have represented approximately 1% of the Company’s sales during fiscal years 2004, 2005 and 2006, and are for contracts that generally are greater than one year in duration and that include a material amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

Fair Value of Financial Instruments:   Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, derivative instruments, accounts payable and long-term debt. Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. As of September 29, 2006 and September 30, 2005, cash equivalents were $28.1 million and $25.3 million, respectively. The carrying value of the Company’s cash, restricted cash, accounts receivable, derivative instruments and accounts payable approximate their fair values. The estimated fair value of the Company’s debt as of September 29, 2006 and September 30, 2005 was $249.9 million and $294.8 million, respectively. The fair value estimates were based on market interest rates and other market information available to management as of each balance sheet date presented. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

Inventories:   Inventories are stated at the lower of average cost or market, primarily using the average cost method. Cost includes labor, material and overhead costs.

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company’s excess inventory charge. Management personnel play a key role in the excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss reserve is charged to cost of sales if product cost or the estimated contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment is recorded that would have an impact on the Company’s operating results.

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

As a result of valuations that were performed in connection with the Merger purchase price allocation, the Company revised the useful lives of its property, plant and equipment to reflect the current economic useful life of its assets. The following table summarizes the useful lives for the main components of property, plant and equipment for each of the Company (Successor) and the Predecessor:

Asset Category	Successor	Predecessor
Buildings	25 years	20 years
Land improvements	20 years	15 years
Process equipment	12 years	7 years
Machinery and equipment	7 to 12 years	5 to 7 years
Office furniture and equipment	5 to 10 years	5 years
Leasehold improvements	Shorter of useful life or lease term	Shorter of useful life or lease term

Goodwill and Other Intangible Assets:   The Company accounts for business combinations using the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Intangible assets acquired in a purchase method business combination are recognized and reported apart from goodwill, pursuant to the criteria specified by SFAS No. 141.

The values assigned to acquired identifiable intangible assets for technology were determined based on the excess earnings method of the income approach. This method determines fair market value using estimates and judgments regarding the expectations of future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to their present value.

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Disposal of Long-Lived Assets.” Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 50 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant.

Long-Lived Assets:   The Company accounts for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets, including property, equipment, and leasehold improvements, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The values assigned to land as of the Merger date were determined based on the market or sales comparison approach, which estimates fair values through an analysis of recent sales of comparable assets. The values assigned to buildings, leasehold improvements, land improvements and personal property as of the Merger date were determined based on the cost approach, which estimates fair values by determining the current cost of reproducing or replacing an asset with one of equivalent economic utility. The fair value of the long-term ground lease as of the Merger date was based on the difference between discounted cash flows of the Company’s existing contract ground lease and the projected net operating income expected to be generated from the site assuming it was leased at market rates.

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

Deferred Debt Issue Costs:   Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”), CPI’s revolving commitment and term loan and CPI’s 8% Senior Subordinated Notes due 2012 (“8% Notes”) are amortized over a period of 10 years, 6 years, 6.5 years and 8 years, respectively. Due to refinancing at the Merger closing date, the Predecessor’s $1.8 million unamortized balance of deferred debt issue costs were charged to interest expense on January 22, 2004. As of September 29, 2006 and September 30, 2005, deferred debt issue costs were $13.1 million, and accumulated amortization was $3.5 million and $2.0 million, respectively.

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

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

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

Derivative Instruments and Hedging:   The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In accordance with these standards, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. The Company uses foreign currency forward contracts to hedge Canadian dollar expenses and interest rate swap agreements to reduce its exposure to changes in variable interest rates on debt. Derivatives are not used for speculative purposes.

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

Foreign Currency Translation:   The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are reported on a net basis in the caption “General and administrative” in the consolidated statements of operations.

Research and Development:   Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
CPI Sponsored	$8,550	$7,218	$5,253	$2,200
Customer Sponsored	6,227	5,889	2,388	1,104
	$14,777	$13,107	$7,641	$3,304

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Stock-based Compensation:   At the beginning of fiscal year 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, the Company applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. The Company will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options. The application of SFAS No. 123R had no impact on the Company’s cash position.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For options granted under performance-related plans, the Company assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. For purposes of this valuation model, no dividends have been assumed. Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.

Assumptions used in the Black-Scholes model to estimate the fair value of stock option grants during each period for which stock options were granted are presented below. In accordance with SFAS No. 123R, prior to becoming a public entity, the Company used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero.

	Year Ended September 29, 2006	Year Ended September 30, 2005	36-Week Period Ended October 1, 2004
Expected term (in years)	6.47	5.96	6.67
Expected volatility	53.57%	0.0%	0.0%
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate	4.71%	3.79%	3.66%

The Company recognized stock-based compensation expense of $0.3 million during fiscal year 2006. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation expense was $90 thousand during fiscal year 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.

Earnings per share:   Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method.

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share for the Successor:

			36-Week
	Year Ended	Year Ended	Period Ended
	September 29,	September 30,	October 1,
	2006	2005	2004
Weighted average common shares outstanding—Basic	14,311,367	13,078,954	13,062,753
Effect of dilutive stock options	1,477,344	894,773	637,429
Weighted average common shares outstanding—Diluted	15,788,711	13,973,727	13,700,182

As further discussed in Note 6, on April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company effected a 3.059-to-1 split of its outstanding shares of common stock as of such date. All share and per share amounts have been retroactively restated to reflect this stock split.

Due to the significant change in capital structure at the Merger date, earnings per share information for the Predecessor  16-week period ended January 22, 2004 has not been presented as it is not considered comparable to the Successor amounts.

The Company excludes stock options from the computation of diluted weighted average shares outstanding if the exercise price of the option is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share. Accordingly, options to purchase 294,544 and 1,956,123 shares, at a weighted average exercise price of $17.97 and $4.38, were excluded from the computation of diluted weighted average shares outstanding during fiscal year 2006 and the 36-week period ended October 1, 2004, respectively. For fiscal year 2005, all stock options were dilutive.

Reclassifications:   Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation. Net operating results have not been affected by these reclassifications.

Recently Issued Accounting Standards:   In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company adopted Interpretation No. 47 in fiscal year 2006 and

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

the implementation of Interpretation No. 47 did not have an impact on its results of operations or financial condition.

In June 2006, the Emerging Issues Task Force reached a consensus, ratified by the FASB in June 2006, on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation).” The primary focus of this Issue is to require the disclosure of the accounting policy for any tax assessed by a government authority that is directly imposed on a revenue producing transaction (i.e., gross or net basis) for each period for which an income statement is presented if those amounts are significant. The Company is required to adopt the provisions of this Issue beginning in its second quarter of fiscal 2007 and its adoption is not expected to have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company is currently

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

evaluating the impact, if any, that the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company believes at this time that the adoption of SAB No. 108 will not have a material impact on its consolidated financial statements.

2.                 Mergers

Cypress Merger:   On January 23, 2004, CPI International’s wholly-owned subsidiary, CPI Merger Sub Corp. (“Merger Sub”), merged with and into the Predecessor pursuant to the terms of the Agreement and Plan of Merger , dated as of November 17, 2003, by and among the Predecessor, CPI International, Merger Sub and Green Equity Investors II, L.P., as the representative of the security holders of the Predecessor, under which CPI International, a corporation controlled by Cypress , agreed to acquire the Predecessor. In the Merger, each share of the Predecessor’s common stock and stock options outstanding immediately prior to the Merger, other than a portion of stock options held by certain members of management (which were converted into options to purchase shares of CPI International), were converted into the right to receive a pro rata portion of the aggregate Merger consideration of $131.7 million. In connection with the Merger, CPI International received an equity contribution of $100.0 million before expenses from affiliates of Cypress in exchange for 13,004,181 shares of common stock of CPI International. Members of management of the Predecessor, as a result of rolling over their options to purchase common stock of the Predecessor, received stock options to purchase 912,613 shares of common stock of CPI International (“Rollover Options”). The estimated fair value of Rollover Options was $5.0 million and was accounted for as Merger purchase price as of January 23, 2004.

In connection with the Merger, the Predecessor and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance of $74.0 million outstanding aggregate principal amount of its 12% Senior Subordinated Notes (“12% Notes”) and redeemed the 12% Notes in full, each pursuant to the terms of the indenture governing the 12% Notes. In addition, CPI terminated its credit facility, and the Predecessor paid off all amounts owing under, and terminated, the loan agreement related to its San Carlos property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Merger was accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at fair value, and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of cash flow and recoverability.

As part of the valuation of the fair value of the identifiable intangible assets, the Company made assumptions about the useful lives of the various components of these intangible assets based on the expected timeframe that each component would continue to generate a revenue stream from current contracts and programs and anticipated future contracts. The useful lives were based on the Company’s knowledge of the existing technologies, competing technologies and rates of change for these technologies. The Company estimated the useful lives as follows: core VED technology-50 years; VED application technologies-25 years; and x-ray generator and satcom application technologies-15 years. The Company’s valuation methodology used the excess earnings method of the income approach, which determines fair market value based on discounting the expected future after-tax cash flows from those assets over their lives, including probabilities of expected future contract renewals and sales, to their present value, using a weighted annual average cost of equity of 13.5% through fiscal year 2028 and 14.5% after fiscal year 2028. The higher rate for the later years was based on projected additional risk for this period.

The Company did not separately value customer-related intangible assets because it believes the drivers of its value are its technology and derivative applications rather than the relationships that it has developed with its customers. The industries and markets in which the Company operates are competitive, and its success is based on its ability to provide technologically superior products at competitive prices, or comparable products at lower prices. Although customer relationships are important to its business, the Company believes these relationships are only as good as its technology and products.

Net current assets	$33,368
Property, plant and equipment	70,079
Identifiable intangible assets	92,160
Acquired in-process research and development	2,500
Goodwill	141,641
Debt and preferred stock	(172,881)
Deferred tax liabilities, net	(35,196)
$131,671

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Net current assets includes $5.5 million for the revaluation of inventory. The $2.5 million of acquired in-process research and development represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility on January 23, 2004 and had no alternative future use. Accordingly, this amount was written off at the Merger date. The value assigned to acquired in-process research and development is related to technology application projects involving development of VEDs for communications, scientific and military applications and development of power supplies, x-ray generators and transmitters for industrial, medical and military applications. The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life	Amount
Tradename	indefinite	$4,400
Landlease	46 years	11,810
Backlog	1 year	17,450
Technology	37 years	58,500
		$92,160

If the Merger had taken place at the beginning of fiscal year 2004, the unaudited pro forma net income for fiscal year 2004 would have been $16.3 million. Pro forma net income includes certain adjustments, including depreciation based on the allocated purchase price of property and equipment, amortization of finite-lived intangible assets acquired, interest expense and taxes, and excludes inventory write-up charges, Merger expenses, acquired in-process research and development and backlog amortization, net of applicable taxes.

Corporate Reorganization:   On March 12, 2004, the Predecessor was merged with and into its wholly-owned subsidiary, CPI, with CPI as the surviving corporation (the “Intercompany Merger”). As a result of the Intercompany Merger, all of the obligations of the Predecessor existing prior to the Intercompany Merger became obligations of CPI. CPI is a wholly owned subsidiary of CPI International. CPI International is a holding company with no operations of its own.

3.                 Econco Acquisition

On October 8, 2004, CPI purchased all of the outstanding stock of Econco Broadcast Service, Inc. (“Econco”) of Woodland, California for cash consideration of $18.3 million. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.

The Econco acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations.” Accordingly, the assets and liabilities of Econco were adjusted to their fair values and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of cash flow and recoverability.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the allocation of the fair value of the Econco assets acquired and liabilities assumed:

Net current assets	$2,049
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	5,848
$18,346

Net current assets includes $0.4 million for the revaluation of inventory. The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life	Amount
Non-compete agreement	5 years	$110
Tradename	indefinite	1,400
Customer list and programs	25 years	5,700
		$7,210

The consolidated financial statements include Econco’s financial results from the acquisition date. Pro forma results of operations, as if the acquisition had occurred at the beginning of fiscal year 2004 and 2005, have not been presented because the pro forma results are not materially different from the Company’s consolidated results of operations as presented in the accompanying consolidated statements of operations.

4.                 Supplemental Balance Sheet Information

Accounts Receivable:   Accounts receivable are stated net of allowances for doubtful accounts as follows:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Balance at beginning of period	$723	$660	$584	$575
Allowance for doubtful accounts charged to general and administrative expense	11	60	81	28
(Write-offs) recoveries	(240)	3	(5)	(19)
Balance at end of period	$494	$723	$660	$584

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:   The following table provides details of inventories, net of reserves:

	September 29,	September 30,
	2006	2005
Raw material and parts	$35,160	$29,627
Work in process	10,481	12,540
Finished goods	8,390	8,453
	$54,031	$50,620

Reserve for excess, slow moving and obsolete inventory:   The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory during fiscal years 2006 and 2005:

	September 29,	September 30,
	2006	2005
Balance at beginning of period	$8,655	$8,981
Econco acquisition	—	729
Inventory provision, charged to cost of sales	949	520
Inventory write-offs	(782)	(1,575)
Balance at end of period	$8,822	$8,655

Reserve for loss contracts and cost in excess of market inventory:   The following table summarizes the activity related to reserves for loss contracts and cost in excess of market inventory during fiscal years 2006 and 2005:

	September 29,	September 30,
	2006	2005
Balance at beginning of period	$1,430	$2,845
Provision for loss contracts and cost in excess of market inventory, charged to cost of sales	1,757	1,358
Credit to cost of sales upon revenue recognition	(1,485)	(2,773)
Balance at end of period	$1,702	$1,430

Property, Plant, and Equipment, Net:   The following table provides details of property, plant and equipment, net:

	September 29,	September 30,
	2006	2005
Land and land leaseholds	$4,522	$21,255
Buildings	32,249	27,874
Machinery and equipment	35,255	32,373
Construction in progress	4,593	11,373
	76,619	92,875
Less accumulated depreciation and amortization	(12,768)	(9,251)
	$63,851	$83,624

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

At September 29, 2006, construction in progress included $2.3 million for costs associated with the expansion of the Company’s Canadian facility. At September 30, 2005, construction in progress included $10.3 million for capital equipment, building and land lease improvements related to the relocation of the San Carlos production facility to Palo Alto, California.

Intangible Assets:   The following tables present the details of the Company’s total acquisition-related intangible assets:

	September 29, 2006			September 30, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	$30,700	$(1,659)	$29,041	$30,700	$(1,048)	$29,652
VED Application Technology	19,800	(2,130)	17,670	19,800	(1,340)	18,460
X-ray Generator and Satcom ApplicationTechnology	8,000	(1,441)	6,559	8,000	(902)	7,098
Customer backlog	17,450	(17,450)	—	17,450	(17,450)	—
Land lease	11,810	(706)	11,104	11,810	(444)	11,366
Tradename	5,800	—	5,800	5,800	—	5,800
Customer list and programs	5,700	(451)	5,249	5,700	(224)	5,476
Noncompete agreement	110	(44)	66	110	(21)	89
	$99,370	$(23,881)	$75,489	$99,370	$(21,429)	$77,941

The estimated future amortization expense of purchased intangibles as of September 29, 2006, excluding the Company’s unamortized tradename, is as follows:

Fiscal Year	Amount
2007	2,451
2008	2,451
2009	2,451
2010	2,429
2011	2,429
Thereafter	57,478
$69,689

Goodwill:   The following table presents goodwill by reportable segment at September 29, 2006 and September 30, 2005:

	September 29,	September 30,
	2006	2005
VED	$133,637	$131,617
Satcom Equipment	13,852	13,845
	$147,489	$145,462

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The $2.0 million increase in goodwill from September 30, 2005 to September 29, 2006 was due to a purchase accounting adjustment to correct a reduction in deferred tax assets as of the January 23, 2004 Merger date. (See Note 13).

Accrued Expenses:   The following table provides details of accrued expenses:

	September 29,	September 30,
	2006	2005
Payroll and employee benefits	$14,239	$16,781
Accrued interest	3,116	3,707
Other accurals	5,914	6,759
	$23,269	$27,247

Product Warranty:   The following table summarizes the activity related to product warranty during fiscal years 2006 and 2005:

	September 29,	September 30,
	2006	2005
Beginning accrued warranty	$6,359	$6,074
Econco acquisition	—	112
Cost of warranty claims	(5,794)	(5,519)
Accruals for product warranty, charged to cost of sales	5,393	5,692
Ending accrued warranty	$5,958	$6,359

5.                 Long-Term Debt

Long-term debt comprises the following:

	September 29,	September 30,
	2006	2005
Term loan, expiring 2010	$42,500	$80,000
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $719 and $769	79,281	79,231
	246,781	284,231
Less: Current portion	1,714	—
Long-term portion	$245,067	$284,231

Senior Credit Facility and Term Loan of CPI:   In connection with the Merger, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the “Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. In fiscal year 2006, CPI borrowed $10 million on the Term Loan that was used to pay a portion of the special cash dividend of

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

$17 million to CPI International’s stockholders. In fiscal year 2005, there was a Term Loan repayment of $3.9 million for a required annual prepayment and an optional prepayment of $5.7 million. As of September 29, 2006 the Company had no outstanding borrowings under the Revolver and $42.5 million outstanding under the Term Loan, after taking into account the $47.5 million aggregate Term Loan repayments in May 2006 using proceeds from the initial public offering of CPI International’s common stock (the “IPO”). Upon certain specified conditions, including compliance on a pro forma basis with the covenants in the Senior Credit Facility, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

Any borrowings under the Revolver would currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (“ABR”) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at September 29, 2006, the Company had letters of credit commitments for $4.0 million. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of September 29, 2006 (1) the Term Loan borrowing consisted of one tranche of $7.5 million and one tranche of $35.0 million with interest payable on October 10, 2006 and October 23, 2006, at 7.58% and 7.58% per annum, respectively and (2) a Revolving commitment of $4.0 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

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

CPI is also required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to, but not including, the September 30, 2009 scheduled principal installment. CPI expects that it will make an ECF

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

payment of $1.7 million for the fiscal year ended September 29, 2006 in December 2006. There was no ECF payment due for fiscal year 2005, and therefore, no ECF payment was made in fiscal year 2006.

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

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries. As of September 29, 2006, CPI and CPI International were in compliance with all Senior Credit Facility financial covenants.

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

8% Senior subordinated notes of CPI:   In connection with the Merger, on January 23, 2004, CPI issued $125.0 million in aggregate principal amount of its 8% Notes. The proceeds of the 8% Notes were used to redeem the Predecessor’s outstanding indebtedness and pay part of the Merger consideration. The 8% Notes have no sinking fund requirements.

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

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

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

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2007 is approximately 11.30% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

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

Debt Maturities:   As of September 29, 2006, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	Floating Rate Senior Notes	8% Senior Subordinated Notes	Total
2007	$1,714	$—	$—	$1,714
2008	—	—	—	—
2009	—	—	—	—
2010	40,786	—	—	40,786
2011	—	—	—	—
Thereafter	—	80,000	125,000	205,000
	$42,500	$80,000	$125,000	$247,500

6.                 Stockholders’ Equity

Common and Preferred Stock:   On April 7, 2006, the Company amended and restated its certificate of incorporation. The Company’s amended and restated certificate of incorporation provides for 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At September 29, 2006 and September 30, 2005, there were no shares of Preferred Stock outstanding.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

On April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company also effected a 3.059-to-1 stock split of its outstanding shares of common stock as of such date. All share and per share amounts for Successor periods in the accompanying consolidated financial statements and accompanying notes have been retroactively restated to reflect this stock split.

On May 3, 2006, the Company completed its IPO of its common stock. The Company sold 2,941,200 shares of common stock and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18.00 per share, resulting in total proceeds to the Company of approximately $47.3 million, net of IPO transaction costs of approximately $5.6 million. The Company used the net proceeds to repay $47.3 million of the Term Loan under the Senior Credit Facility.

7.                 Contingencies and Commitments

From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

The Company entered into employment agreements with certain members of executive management that include provisions for the continued payment of salary, benefits and a pro-rata portion of annual bonus upon employment termination for periods ranging from 12 months to 30 months.

8.                 Leases

At September 29, 2006, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. A summary of future minimum lease payments follows:

Operating
Fiscal Year	Leases
2007	$1,516
2008	1,350
2009	1,139
2010	953
2010	349
Thereafter	3,449
Total future minimum lease payments	$8,756

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.8 million, $1.3 million, $1.0 million, and $0.4 million for the fiscal years 2006 and 2005, the 36-week period ended October 1, 2004, and the 16-week period ended January 22, 2004, respectively.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

9.                 Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of September 29, 2006, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $18.9 million; the last forward contract expires on June 25, 2007. At September 29, 2006 and September 30, 2005, the fair value of foreign currency forward contracts was $0.1 million and $1.7 million, respectively, and the unrealized gain was approximately $8 thousand and $1.2 million, net of related tax expense, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The unrealized gains and losses from foreign exchange forward contracts are included in “Accumulated Other Comprehensive Income” in the consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in General and Administrative in the consolidated statements of operations when the hedged item affects earnings. The time value was not material for fiscal years 2006, 2005 or 2004. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the Company promptly recognizes the gain or loss on the associated financial instrument in General and Administrative in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2006, 2005 and 2004. Realized gains and losses from foreign currency forward contracts are recognized in Cost of Sales and General and Administrative in the consolidated statements of operations. For fiscal years 2006, 2005 and the 36-week period ended October 1, 2004, net income includes forward currency gains of $1.2 million, $1.3 million and $20 thousand, respectively.

In April 2005, the Company expanded its use of derivatives to hedge the interest rate exposure associated with the FR Notes. On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. In fiscal year 2005, the Company deposited $1.0 million as collateral for the Swap; the amount of collateral fluctuates based on the fair value of the Swap. In fiscal year 2006, the Company received a $0.5 million refund of the Swap collateral. The Swap collateral remaining is reported as Other Long-term Assets in the accompanying consolidated balance sheets. The unrealized gains and losses from the Swap are included in “Accumulated Other Comprehensive Income” in the consolidated balance sheets. The ineffective portion of the Swap was not significant and all parts of the interest rate swap gain or loss is included in the assessment of hedge effectiveness. At September 29, 2006 and September 30, 2005, the fair value of the Swap was $1.1 million and $0.7 million, respectively, and the unrealized gain, net of related tax expense, was approximately $0.7 million and $0.4 million, respectively.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

10.          Special Cash Dividends

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

11.          Stock-Based Compensation Plans

The Company has four stock plans: the 2006 Equity and Performance Incentive Plan (the “2006 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”).

2006 Plan:   The 2006 Plan provides for an aggregate of up to 1,400,000 shares of CPI International’s common stock to be available for awards, plus the number of shares subject to awards granted under the 2004 Stock Incentive Plan and the 2000 Stock Option Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”) and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of the shares on the date of grant. On April 27, 2006 the Company issued options to purchase 297,500 shares of common stock, at an exercise price of $18.00 per share.

2006 ESPP:   The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee of the board of directors. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase. The initial 2006 ESPP offering period for the quarter ending September 29, 2006 began on July 1, 2006; the participants’ purchase price for CPI International, Inc. common stock will be 85% of the closing market price on the last trading day of the quarter. In October 2006, the Company issued 14,954 shares under the 2006 ESPP at a discounted purchase price of $11.19 per share.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2004 Plan:   The Company issued both time (“Time”) and performance (“Performance”) stock option awards under the 2004 Plan. All stock option grants under the 2004 Plan were issued at exercise prices equal to or greater than the estimated market price of the Company’s common stock at option grant date. Time stock option awards vest at a rate of 20% to 25% per fiscal year based on the grant date. In September 2005, the Compensation Committee approved the acceleration of vesting of all unvested Performance stock options as of September 30, 2005. Stock-based compensation expense associated with the acceleration of vesting of Performance stock options was $2.8 million, which was recognized in the fourth quarter of fiscal year 2005. In fiscal year 2005, total stock-based compensation expense of $7.0 million includes the expense from the acceleration of vesting of stock options. In fiscal year 2004, no stock-based compensation expense was recorded for Performance stock options because the estimated market price of the stock during the 36-week period ended October 1, 2004 was not greater than the option exercise prices. The Company has ceased making new grants under the 2004 Plan.

2000 Plan:   The 2000 Plan was established by the Predecessor, and no further options are available for issuance thereunder. In accordance with the terms of the stock option agreements, the unvested stock options outstanding under the 2000 Plan became fully vested at the Merger closing date. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI International or exercise their stock options. Management elected to roll over options to purchase 912,613 shares of common stock at prices ranging from $0.20 to $0.74 per share.

Stock Options:   A summary of the Company’s stock option activity as of September 29, 2006, and changes during the fiscal year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	2,895,342	$3.13
Granted	299,000	18.00
Exercised	(19,424)	2.74
Forfeited or expired	(11,861)	10.09
Outstanding at September 29, 2006	3,163,057	4.51	7.24	$28,799
Exercisable at September 29, 2006	2,345,833	$2.85	6.90	$24,199

The weighted-average grant-date fair value of options granted during fiscal year 2006 was $10.60 per share. The weighted-average grant-date calculated value of options granted during fiscal year 2005 and the 36-week period ended October 1, 2004 was $4.07 and $0.96, respectively. There were no options granted during the 16-week period ended January 23, 2004. The total intrinsic value of options exercised was $0.2 million and $2.8 million during fiscal year 2006 and the 36-week period ended October 1, 2004, respectively. There were no options exercised during fiscal year 2005 and the 16-week period ended January 23, 2004.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Outstanding and exercisable options presented by exercise price at September 29, 2006 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (Years)
$ 0.20	701,976	6.44	701,976	6.44
$ 0.74	194,292	3.93	194,292	3.93
$ 1.08	8,079	7.35	8,079	7.35
$ 4.32	1,879,642	7.48	1,367,888	7.49
$ 6.61	54,480	8.00	54,480	8.00
$ 6.98	30,588	8.45	19,118	8.45
$18.00	294,000	9.58	—	—
	3,163,057	7.24	2,345,833	6.90

As of September 29, 2006, there was $2.6 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

Restricted Stock Awards:   During fiscal year 2006, the Company issued 9,999 shares of restricted stock under the 2006 Plan at a weighted average grant-date fair value of $18.00 per share. The restricted stock awards vest over periods of one to three years and have a 10 year contractual life. There were no restricted stock awards in prior years. As of September 29, 2006, there were 9,999 nonvested restricted stock awards outstanding, and $127 thousand of total unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.2 years.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Stock-Based Compensation Cost:   Total stock-based compensation costs for the Company’s stock plans in fiscal years 2006, 2005 and 2004 comprise the following:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Stock-based compensation cost recognized in the income statement by caption:
Cost of sales	$36	$—	$—	$—
Research and development	15	—	—	—
Selling and marketing	27	—	—	—
General and administrative	196	6,985	—	1,289
	$274	$6,985	$—	$1,289
Stock-based compensation cost capitalized in inventory	$25	$—	$—	$—
Stock-based compensation cost remaining in inventory at end of period	$25	$—	$—	$—
Stock-based compensation expense by type of award:
Stock options	$224	$6,985	$—	$1,289
Restricted stock	50	—	—	—
	$274	$6,985	$—	$1,289

Fiscal year 2005 stock-based compensation expense of $7.0 million represents a non-cash charge related to Performance stock options, of which $2.8 million relates to the acceleration of vesting of all outstanding Performance stock options as of September 30, 2005 that were expected to vest in fiscal years 2006 through 2008 assuming that the performance criteria would have been achieved. The 16-week period ended January 22, 2004 includes $1.3 million of stock-based compensation expense for stock options issued in fiscal 2003 at a value that was subsequently determined to be less than fair value.

12.          Employee Benefit Plans

Retirement Plans:   CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees, a pension contribution plan covering substantially all of its Canadian employees and a profit sharing plan covering substantially all of its Econco employees. These plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. Except for the Econco profit sharing plan, all participant contributions and Company matching contributions are 100% vested. For the Econco profit sharing plan, employee contributions are 100% vested, while employer contributions vest ratably over a 5 year period beginning with the second year of service. The Non-Qualified Plan liability amounted to approximately $0.2 million and $0.1 million as of September 29, 2006 and September 30, 2005, respectively. Total CPI

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

contributions to these plans were $3.8 million, $3.6 million, $2.0 million and $0.8 million for the fiscal years ended September 29, 2006 and September 30, 2005, the 36-week period ended October 1, 2004 and the 16-week period ended January 22, 2004, respectively.

Defined Benefit Plan:   In fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company. The plan’s assets consist primarily of mutual funds and cash. The defined benefit pension plan is fully funded and the benefit obligation was $0.6 million and $0.5 million as of September 29, 2006 and September 30, 2005, respectively. Due to the immaterial amounts of the Company’s defined benefit plan, additional disclosures in accordance with SFAS 87, “Employers’ Accounting for Pensions,” are not presented.

13.          Income Taxes

Income (loss) before income taxes consisted of the following:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
U.S	$16,432	$12,018	$5,150	$(4,103)
Foreign	9,845	10,792	397	(28)
	$26,277	$22,810	$5,547	$(4,131)

Income tax expense consisted of the following:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Current
Federal	$5,447	$8,093	$8,733	$99
State	1,967	1,796	1,220	235
Foreign	7,571	3,040	191	105
	14,985	12,929	10,144	439
Deferred
Federal	(3,598)	(4,667)	(6,519)	—
State	(397)	23	(699)	—
Foreign	(1,932)	853	(27)	—
	(5,927)	(3,791)	(7,245)	—
Income tax expense	$9,058	$9,138	$2,899	$439

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The U.S. income tax expense for fiscal year 2006 includes a $1.3 million tax benefit from a change in filing position made after the fiscal year 2005 tax provision estimate was prepared. The change in filing position was made as a result of tax planning activities that were performed in fiscal year 2006 in connection with the income tax filing process for fiscal year 2005.

Income tax expense for fiscal year 2006 includes a $0.3 million charge attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by the reversal of a $0.2 million tax contingency reserve that is no longer considered necessary.

The Company is currently under examination by the Canada Revenue Agency (“CRA”) for its Canadian tax returns filed in fiscal years 2000 through 2003. On October 30, 2006, the Company received a proposed tax assessment, including interest expense, from the CRA for fiscal years 2001 and 2002. The tax assessment was based on tax deductions related to the valuation of the Satcom business, which was purchased by Communications & Power Industries Canada Inc. from CPI in fiscal years 2001 and 2002. The foreign income tax expense for fiscal year 2006 includes a $2.3 million tax expense related to the CRA tax assessment, including additional interest for fiscal years 2001 to 2006. The Company intends to pursue available legal remedies to contest this matter.

As of September 29, 2006 and September 30, 2005, the Company had total tax contingency reserves of approximately $5.4 million and $3.8 million, respectively. The Company believes that adequate accruals have been provided for any adjustments that may result from the CRA examination. In addition, the Company has provided for probable amounts of anticipated tax audit adjustments in various jurisdictions based on its reasonable estimate of additional taxes and interest.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	September 29,	September 30
	2006	2005
Deferred tax assets:
Inventory and other reserves	$7,280	$9,067
Accrued vacation	1,927	1,840
Deferred compensation and other accruals	3,929	3,854
Capitalized merger costs	—	2,032
Foreign jurisdictions, net	815	890
Land lease amortization	709	733
State taxes	549	782
Gross deferred tax assets	15,209	19,198
Valuation allowance	—	—
Total deferred tax assets	15,209	19,198
Deferred tax liabilities:
Accelerated depreciation	(7,621)	(13,030)
Acquisition-related intangibles	(25,242)	(26,297)
Other comprehensive income	(468)	(1,081)
Foreign jurisdictions, net	(291)	(2,000)
Total deferred tax liabilities	(33,622)	(42,408)
Net deferred tax liability	$(18,413)	$(23,210)

	September 29,	September 30,
	2006	2005
Reported as:
Deferred tax assets	$11,520	$12,346
Deferred tax liabilities	(29,933)	(35,556)
Net deferred tax liability	$(18,413)	$(23,210)

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

The $2.0 million reduction in deferred tax assets relating to capitalized merger costs at September 29, 2006 was due to a purchase accounting adjustment to correct for certain merger costs that were not deductible for income tax purposes (See Note 4—Goodwill).

Provision has been made for deferred taxes on undistributed earnings-of-non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability. Remaining undistributed earnings of approximately $3.8 million have been indefinitely reinvested;

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

therefore, no provision had been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Successor			Predecessor
	Year Ended September 29, 2006	Year Ended September 30, 2005	36-Week Period Ended October 1, 2004	16-Week Period Ended January 22, 2004
Statutory federal income tax rate	35.0%	35.0%	35.0%	(35.0)%
Domestic manufacturing deduction	(1.0)	—	—	—
Extraterritorial income exclusion benefit	(0.8)	(1.0)	—	—
Foreign tax rate differential	(3.4)	0.1	1.7	4.3
State taxes	3.9	5.2	6.1	3.7
Foreign tax credits	(2.1)	—	—	—
Change in foreign filing position	(4.9)	—	—	—
Change in state apportionment factors	(2.7)	—	—	—
In-process reasearch and development	—	—	8.9	—
Tax contingency reserve accrual	8.9	—	—	—
Non-deductible expenses	0.2	0.8	0.6	0.6
Deferred tax assets not benefited	—	—	—	37.0
Other differences	1.4	—	—	—
Effective tax rate	34.5%	40.1%	52.3%	10.6%

14.          Segments, Geographic and Customer Information

The Company reports information about operating segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” In accordance with SFAS No. 131, the Company has five divisions that meet the criteria of an operating segment, and the Company has two reportable segments: VED and satcom equipment. Each division has a President that reports either to the Chief Operating Officer, who in turn reports to the CEO, or directly to the CEO. The CEO evaluates performance and allocates resources to each of these divisions based on the Company’s principal performance measure, earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company’s reportable segments, VED and satcom equipment, are differentiated based on their underlying profitability and economic performance. The VED segment is made up of four divisions, which have been aggregated based on the similarity of their economic characteristics as measured by EBITDA, and the similarity of their products and services, production processes, types of customers and distribution methods, and nature of regulatory environments. The satcom equipment segment consists of one division. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

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

Amounts not reported as VED or satcom equipment are reported as other. Other for capital expenditures consists primarily of facility improvements and capital equipment for corporate and common facilities. Other for EBITDA consists primarily of corporate operating expenses and certain other expenses that are managed by the corporate organization, such as Merger-related expenses, stock-based compensation expense, Eimac relocation expenses in fiscal year 2005 and 2006 and special bonus expense in fiscal year 2006. Other for total assets consists primarily of investments in subsidiaries, corporate cash and cash equivalents and the net book value of corporate property, plant and equipment.

Sales and marketing, and certain finance and administration expenses, are allocated to the divisions and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Sales from external customers
VED	$275,254	$262,291	$175,294	$69,048
Satcom equipment	64,463	58,441	26,972	10,871
	$339,717	$320,732	$202,266	$79,919
Intersegment product transfers
VED	$23,220	$25,106	$10,907	$4,070
Satcom equipment	34	74	20	—
	$23,254	$25,180	$10,927	$4,070
Capital expenditures
VED	$5,407	$7,362	$2,958	$403
Satcom equipment	559	456	67	23
Other	4,947	9,313	292	33
	$10,913	$17,131	$3,317	$459
EBITDA
VED	$70,366	$69,675	$46,080	$15,889
Satcom equipment	4,967	6,421	1,047	(229)
Other	(16,237)	(18,799)	(14,311)	(9,111)
	$59,096	$57,297	$32,816	$6,549

	September 29,	September 30,	October 1,
	2006	2005	2004
Total assets
VED	$328,211	$344,552	$326,268
Satcom equipment	43,604	38,365	33,186
Other	69,944	71,627	71,753
	$441,759	$454,544	$431,207

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table reconciles net income (loss) to EBITDA:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
Net income (loss)	$17,219	$13,672	2,648	(4,570)
Depreciation and amortization	9,013	14,177	16,751	1,778
Interest expense, net	23,806	20,310	10,518	8,902
Income tax expense	9,058	9,138	2,899	439
EBITDA	$59,096	$57,297	$32,816	$6,549

Geographic sales by customer location were as follows for external customers:

	Successor			Predecessor
			36-Week	16-Week
	Year Ended	Year Ended	Period Ended	Period Ended
	September 29,	September 30,	October 1,	January 22,
	2006	2005	2004	2004
United States	$214,650	$214,460	$144,569	$52,417
All foreign countries	125,067	106,272	57,697	27,502
Total sales	$339,717	$320,732	$202,266	$79,919

Net property, plant and equipment by geographic area was as follows:

	September 29,	September 30,
	2006	2005
United States	$53,306	$75,589
Canada	10,475	7,924
Other	70	111
Total	$63,851	$83,624

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2006, 2005 and 2004. Direct sales to the United States Government were $59.7 million, $58.0 million, $42.6 million and $17.0 million for fiscal year 2006, 2005, the 36-week period ended October 1, 2004 and the 16-week period ended January 22, 2004, respectively. Accounts receivable from this customer represented 14% and 13% of consolidated accounts receivable at the end of fiscal years 2006 and 2005, respectively.

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

15.          Related Party Transactions

Outside Directors:   Outside Directors are those individuals that are neither officers of the Company nor principals or employees of Cypress. In March 2004, Mr. Targoff and Mr. Toffales, two outside

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

directors, purchased 65,020 and 9,753 shares of common stock of the Company, respectively, at a price of $7.69 per share. Mr. Toffales also provided consulting services to the Company and was paid fees of $3,750 and $22,500, plus related out-of-pocket expenses, in fiscal year 2005 and for the 36-week period ended October 1, 2004, respectively.

Merger Fees:   In connection with the Merger, the Predecessor paid Merger fees for financial advisory and investment banking services of $1.2 million to Leonard Green & Partners, L.P. (“LGP”), an affiliate of the general partner of Green Equity Investors II, L.P., the Predecessor’s majority stockholder, and the Successor paid $2.5 million to Cypress Advisors, an affiliate of the general partner of Cypress Merchant Banking Partners II L.P., CPI International’s majority stockholder, and $0.3 million to Mr. Toffales. The financial advisory fees paid to Mr. Toffales were for services performed prior to his appointment to the Board of Directors.

The Merger fees paid to LGP were charged to Merger Expenses in the consolidated statement of operations for the 16-week period ended January 22, 2004. The Merger fees paid to Cypress were reported as a reduction to the $100 million equity contribution from affiliates of Cypress. The advisory fees paid to Chris Toffales were accounted for as part of the Merger purchase price since they were a direct cost of the Merger.

Outside Advisors:   The Predecessor had a management services agreement with LGP to pay approximately $0.4 million, plus out-of-pocket expenses, annually to LGP. Certain individuals who were stockholders of the general partner of LGP were members of the Board of Directors of the Predecessor and CPI. The management services agreement provided for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. For the 16-week period ended January 22, 2004, the Company paid $0.1 million to LGP.

Stockholder Loans:   In connection with the Predecessor’s 1995 Management Equity Plan, certain executive officers of CPI and the Predecessor elected to pay a portion of the purchase price for the shares of common stock purchased pursuant to such plan (the “Management Shares”) by delivery of a secured promissory note (collectively, the “Management Notes”) to the Predecessor. Outstanding principal under each type of Management Note bore interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. At the Merger closing, Management Notes of $1.3 million were paid in full through a reduction of proceeds from the sale of Management Shares.

16.          Sale of San Carlos Property

In February 2003, the Company entered into an agreement to sell the land and close its facilities located in San Carlos, California to consolidate its operations into the Company’s existing facility in nearby Palo Alto, California. In September 2006, the sale was completed for aggregate sales proceeds of $24.8 million, of which $11.3 million was received in September 2006 and $13.5 million was received as advance payments in fiscal 2004. As of September 30, 2005, the San Carlos land and building were classified as held for use in property, plant and equipment and the advance payments were classified as a long-term liability in the accompanying consolidated balance sheets. The Company had total selling costs of $1.3 million related to the sale of the San Carlos property, of which $0.7 million was capitalized and

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

classified as other long-term assets in the accompanying consolidated balance sheets as of September 30, 2005. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building’s net book value of approximately $23.5 million, resulted in no gain or loss on sale.

17.          Quarterly Financial Data (Unaudited)

In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. The Company’s results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended September 29, 2006
Sales	$82,379	86,929	87,761	82,648
Gross profit	$25,208	25,744	26,894	25,808
Net income	$2,215	4,345	4,468	6,191
Basic earnings per share	$0.17	0.33	0.30	0.39
Diluted earnings per share	$0.15	0.29	0.27	0.35
Year ended September 30, 2005
Sales	$73,733	84,463	87,639	74,897
Gross profit	$23,704	29,077	29,791	22,129
Net income (loss)	$3,098	6,320	6,698	(2,444)
Basic earnings (loss) per share	$0.24	0.48	0.51	(0.19)
Diluted earnings (loss) per share	$0.23	0.46	0.48	(0.19)

As further discussed in Note 6, on April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company effected a 3.059-to-1 split of its outstanding shares of common stock as of such date. All per share amounts have been retroactively restated to reflect this stock split.

Net income for the first quarter of fiscal year 2006 includes approximately $2.0 million, net of related tax expense, in special bonuses to certain employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in company value.

Net loss in the fourth quarter of fiscal year 2005 included stock-based compensation expense of $2.8 million before tax from the acceleration of vesting of performance stock options that were expected to vest in fiscal years 2006, 2007 and 2008, assuming that the performance criteria would have been achieved.

18.          Supplemental Guarantors Condensed Consolidating Financial Information

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI International or the Predecessor, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2006 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$139	$28,299	$290	$1,425	$—	$30,153
Restricted cash	—	—	941	805	—	1,746
Accounts receivable, net	—	22,642	7,132	13,854	—	43,628
Inventories	—	34,659	2,215	18,540	(1,383)	54,031
Deferred tax assets	—	10,703	3	814	—	11,520
Intercompany receivable	—	27,988	2,748	—	(30,736)	—
Prepaid and other current assets	887	1,238	165	790	—	3,080
Total current assets	1,026	125,529	13,494	36,228	(32,119)	144,158
Property, plant and equipment, net	—	50,344	2,982	10,525	—	63,851
Deferred debt issue costs, net	3,123	6,521	—	—	—	9,644
Intangible assets, net	—	59,901	6,715	8,873	—	75,489
Goodwill	—	93,378	5,848	48,263	—	147,489
Other long-term assets	731	397	—	—	—	1,128
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	204,778	55,247	—	—	(260,025)	—
Total assets	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,714	$—	$—	$—	$1,714
Accounts payable	199	9,667	490	8,745	—	19,101
Accrued expenses	1,298	16,130	921	4,920	—	23,269
Product warranty	—	3,506	204	2,248	—	5,958
Income taxes payable	—	4,778	204	5,711	—	10,693
Advance payments from customers	—	3,451	909	1,950	—	6,310
Intercompany payable	27,744	—	—	2,992	(30,736)	—
Total current liabilities	29,241	39,246	2,728	26,566	(30,736)	67,045
Deferred income taxes	447	23,578	—	5,908	—	29,933
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,281	165,786	—	—	—	245,067
Other long-term liabilities	—	41	—	—	—	41
Total liabilities	108,969	228,651	2,728	33,509	(31,771)	342,086
Common stock	160	—	—	—	—	160
Parent investment	—	120,705	22,228	57,536	(200,469)	—
Additional paid-in capital	65,295	—	—	—	—	65,295
Accumulated other comprehensive income	679	8	—	(23)	15	679
Retained earnings	34,555	42,988	4,083	12,867	(60,954)	33,539
Net stockholders’ equity	100,689	163,701	26,311	70,380	(261,408)	99,673
Total liabilities and stockholders’ equity	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$33	$25,528	$323	$627	$—	$26,511
Restricted cash	—	—	1,180	107	—	1,287
Accounts receivable, net	—	21,982	5,531	11,782	—	39,295
Inventories	—	33,746	2,135	15,755	(1,016)	50,620
Deferred tax assets	—	12,339	7	—	—	12,346
Intercompany receivable	—	17,849	2,278	8,064	(28,191)	—
Prepaid and other current assets	165	3,930	127	791	(1,032)	3,981
Total current assets	198	115,374	11,581	37,126	(30,239)	134,040
Property, plant and equipment, net	—	72,462	3,166	7,996	—	83,624
Deferred debt issue costs, net	3,326	7,735	—	—	—	11,061
Intangible assets, net	—	61,500	6,965	9,476	—	77,941
Goodwill	—	92,041	5,848	47,573	—	145,462
Other long-term assets	1,515	901	—	—	—	2,416
Intercompany notes receivable	—	7,635	—	—	(7,635)	—
Investment in subsidiaries	157,658	49,587	—	—	(207,245)	—
Total assets	$162,697	$407,235	$27,560	$102,171	$(245,119)	$454,544
Liabilities and stockholders’ equity
Accounts payable	$—	$13,223	$368	$7,830	$—	$21,421
Accrued expenses	1,320	21,610	1,078	3,239	—	27,247
Product warranty	—	3,698	164	2,497	—	6,359
Income taxes payable	—	—	11	2,567	(1,032)	1,546
Advance payments from customers	—	4,744	1,834	5,489	—	12,067
Intercompany payable	28,191	—	—	—	(28,191)	—
Total current liabilities	29,511	43,275	3,455	21,622	(29,223)	68,640
Deferred income taxes	272	28,240	—	7,044	—	35,556
Intercompany notes payable	—	—	—	7,635	(7,635)	—
Advance payments from sale of San Carlos property	—	13,450	—	—	—	13,450
Long-term debt	79,231	205,000	—	—	—	284,231
Total liabilities	109,014	289,965	3,455	36,301	(36,858)	401,877
Common stock	131	—	—	—	—	131
Parent investment	—	95,179	22,228	57,216	(174,623)	—
Additional paid-in capital	34,595	—	—	—	—	34,595
Accumulated other comprehensive income	1,621	1,213	—	360	(1,573)	1,621
Retained earnings	17,336	20,878	1,877	8,294	(32,065)	16,320
Net stockholders’ equity	53,683	117,270	24,105	65,870	(208,261)	52,667
Total liabilities and stockholders’ equity	$162,697	$407,235	$27,560	$102,171	$(245,119)	$454,544

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 29, 2006 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$223,154	$57,214	$130,439	$(71,090)	$339,717
Cost of sales	—	160,646	46,993	99,147	(70,723)	236,063
Gross profit	—	62,508	10,221	31,292	(367)	103,654
Operating costs and expenses:
Research and development	—	3,561	—	4,989	—	8,550
Selling and marketing	—	8,388	3,678	7,761	—	19,827
General and administrative	—	13,508	1,289	7,621	—	22,418
Amortization of acquisition-related intangible assets	—	1,336	250	604	—	2,190
Net loss on disposition of fixed assets	—	509	2	75	—	586
Total operating costs and expenses	—	27,302	5,219	21,050	—	53,571
Operating income	—	35,206	5,002	10,242	(367)	50,083
Interest expense (income), net	8,150	15,640	(14)	30	—	23,806
(Loss) income before income tax expense and equity in income of subsidiaries	(8,150)	19,566	5,016	10,212	(367)	26,277
Income tax (benefit) expense	(3,260)	5,225	1,454	5,639	—	9,058
Equity in income of subsidiaries	22,109	7,768	—	—	(29,877)	—
Net income	$17,219	$22,109	$3,562	$4,573	$(30,244)	$17,219

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2005 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$223,642	$45,782	$113,861	$(62,553)	$320,732
Cost of sales, including $351 of amortization of acquisition-related inventory write-up	—	157,324	37,497	82,747	(61,537)	216,031
Gross profit	—	66,318	8,285	31,114	(1,016)	104,701
Operating costs and expenses:
Research and development	—	2,532	—	4,686	—	7,218
Selling and marketing	—	7,486	3,632	7,429	—	18,547
General and administrative	—	21,034	1,883	4,966	—	27,883
Amortization of acquisition-related intangible assets	—	6,085	245	1,157	—	7,487
Net loss of disposition of fixed assets	—	417	19	10	—	446
Total operating costs and expenses	—	37,554	5,779	18,248	—	61,581
Operating income	—	28,764	2,506	12,866	(1,016)	43,120
Interest expense (income), net	4,600	14,687	(35)	1,058	—	20,310
(Loss) income before income tax expense and equity in income of subsidiaries	(4,600)	14,077	2,541	11,808	(1,016)	22,810
Income tax (benefit) expense	(1,057)	5,397	1,029	3,769	—	9,138
Equity in income of subsidiaries	17,215	9,551	—	—	(26,766)	—
Net income	$13,672	$18,231	$1,512	$8,039	$(27,782)	$13,672

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from January 23, 2004 to October 1, 2004 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$156,405	$21,135	$67,558	$(42,832)	$202,266
Cost of sales, including $5,500 of amortization of acquisition-related inventory write-up	—	113,363	18,717	51,924	(42,832)	141,172
Gross profit	—	43,042	2,418	15,634	—	61,094
Operating costs and expenses:
Research and development	—	1,579	—	3,674	—	5,253
Selling and marketing	—	4,765	1,581	4,736	—	11,082
General and administrative	—	8,867	453	3,179	—	12,499
Amortization of acquisition-related intangible assets	—	11,810	—	. 1,688	—	13,498
Acquired in-process research and development	—	1,415	—	1,085	—	2,500
Net loss on disposition of fixed assets	—	186	2	9	—	197
Total operating costs and expenses	—	28,622	2,036	14,371	—	45,029
Operating income	—	14,420	382	1,263	—	16,065
Interest expense (income), net	—	9,348	(8)	1,178	—	10,518
Income before income tax expense and equity in income of subsidiaries	—	5,072	390	85	—	5,547
Income tax expense	—	2,732	25	142	—	2,899
Equity in income of subsidiaries	2,648	308	—	—	(2,956)	—
Net income (loss)	$2,648	$2,648	$365	$(57)	$(2,956)	$2,648

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
From October 4, 2003 to January 22, 2004 (Predecessor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$60,721	$10,673	$26,470	$(17,945)	$79,919
Cost of sales	—	43,551	9,448	21,223	(18,033)	56,189
Gross profit	—	17,170	1,225	5,247	88	23,730
Operating costs and expenses:
Research and development	—	607	—	1,593	—	2,200
Selling and marketing	—	2,136	591	1,678	(53)	4,352
General and administrative	355	4,983	236	1,491	(1,039)	6,026
Merger expenses	5,074	1,300	—	—	—	6,374
Intercompany income	(755)	(215)	(53)	—	1,023	—
Net (gain) loss on disposition of fixed assets	—	(10)	—	17	—	7
Total operating costs and expenses	4,674	8,801	774	4,779	(69)	18,959
Operating (loss) income	(4,674)	8,369	451	468	157	4,771
Interest expense (income), net	590	7,731	(3)	584	—	8,902
(Loss) income before income tax expense and equity in income of subsidiaries	(5,264)	638	454	(116)	157	(4,131)
Income tax expense	—	334	55	50	—	439
Equity in income of subsidiaries	694	321	—	—	(1,015)	—
Net income (loss)	$(4,570)	$625	$399	$(166)	$(858)	$(4,570)

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2006 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(7,714)	$14,612	$94	$3,905	$—	$10,897
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	—	11,334	—	—	—	11,334
Expenses relating to sale of San Carlos property	—	(577)				(577)
Capital expenditures	—	(7,679)	(127)	(3,107)	—	(10,913)
Investment in subsidiary	(47,500)	47,500	—	—	—	—
Net cash (used in) provided by investing activities	(47,500)	50,578	(127)	(3,107)	—	(156)
Cash flows from financing activities
Proceeds from issuance of debt	—	10,000	—	—	—	10,000
Proceeds from issuance of common stock	52,940	—	—	—	—	52,940
Proceeds from exercise of stock options	55	—	—	—	—	55
Repayments of debt	—	(47,500)	—	—	—	(47,500)
Common stock issuance costs	(5,641)	—	—	—	—	(5,641)
Stockholder distribution payments	(17,000)	—	—	—	—	(17,000)
Intercompany dividends	24,919	(24,919)	—	—	—	—
Excess tax benefit on stock option exercises	47	—	—	—	—	47
Net cash provided by (used in) financing activities	55,320	(62,419)	—	—	—	(7,099)
Net increase (decrease) in cash and cash equivalents	106	2,771	(33)	798	—	3,642
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$139	$28,299	$290	$1,425	$—	$30,153

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2005 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(4,023)	$35,928	$435	$(991)	$—	$31,349
Cash flows from investing activities
Expenses relating to sale of San Carlos property	—	(224)	—	—	—	(224)
Capital expenditures	—	(16,312)	(205)	(614)	—	(17,131)
Purchase of Econco’s net assets, net of cash acquired	—	(18,325)	—	—	—	(18,325)
Net cash used in investing activities	—	(34,861)	(205)	(614)	—	(35,680)
Cash flows from financing activities
Proceeds from issuance of debt	79,200	—	—	—	—	79,200
Repayment of debt	—	(9,550)	—	—	—	(9,550)
Debt issuance costs	(3,455)	—	—	—	—	(3,455)
Repayment on capital leases	—	—	(20)	—	—	(20)
Stockholder distribution payments	(75,809)	—	—	—	—	(75,809)
Intercompany dividends	4,120	(4,120)	—	—	—	—
Net cash provided by (used in) financing activities	4,056	(13,670)	(20)	—	—	(9,634)
Net increase (decrease) in cash and cash equivalents	33	(12,603)	210	(1,605)	—	(13,965)
Cash and cash equivalents at beginning of period	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at end of period	$33	$25,528	$323	$627	$—	$26,511

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to October 1, 2004 (Successor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$14,691	$(5,139)	$138	$2,513	$—	$12,203
Cash flows from investing activities
Purchase of Predecessor, net of cash acquired	(113,130)	—	—	—	—	(113,130)
Proceeds from sale of property, plant and equipment	—	13,450	—	—	—	13,450
Expenses relating to sale of San Carlos property	—	(451)	—	—	—	(451)
Capital expenditures	—	(3,011)	(25)	(281)	—	(3,317)
Net cash (used in) provided by investing activities	(113,130)	9,988	(25)	(281)	—	(103,448)
Cash flows from financing activities
Proceeds from issuance of debt	—	215,000	—	—	—	215,000
Proceeds from the repayment of Predecessor stockholder loans	—	1,266	—	—	—	1,266
Proceeds from the issuance of common stock	98,075	—	—	—	—	98,075
Proceeds from exercise of stock options	364	—	—	—	—	364
Repayments of debt	—	(91,950)	—	—	—	(91,950)
Debt issuance costs	—	(9,653)	—	—	—	(9,653)
Redemption of preferred stock	—	(62,071)	—	—	—	(62,071)
Dividends on senior redeemable preferred stock	—	(19,310)	—	—	—	(19,310)
Net cash provided by financing activities	98,439	33,282	—	—	—	131,721
Net increase in cash and cash equivalents	—	38,131	113	2,232	—	40,476
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$38,131	$113	$2,232	$—	$40,476

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
From October 4, 2003 to January 22, 2004 (Predecessor)

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$6,513	$206	$(145)	$—	$6,574
Cash flows from investing activities
Capital expenditures	—	(416)	(2)	(41)	—	(459)
Net cash used for investing activities	—	(416)	(2)	(41)	—	(459)
Cash flows from financing activitites
Retirement of senior subordinated notes	—	(26,000)	—	—	—	(26,000)
Net cash used in financing activities	—	(26,000)	—	—	—	(26,000)
Net (decrease) increase in cash and cash equivalents	—	(19,903)	204	(186)	—	(19,885)
Cash and cash equivalents at beginning of period	—	30,561	1,718	1,472	—	33,751
Cash and cash equivalents at end of period	$—	$10,658	$1,922	$1,286	$—	$13,866

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.
	By:	/s/ O.JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer
Date: December 12, 2006
	By:	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: December 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
	/s/ O. JOE CALDARELLI	Chief Executive Officer and Director	December 12, 2006
	O. Joe Caldarelli	(Principal Executive Officer)
	/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer and	December 12, 2006
	Joel A. Littman	Secretary (Principal Financial and
Accounting Officer)
	MICHAEL TARGOFF*	Chairman of the Board of Directors	December 12, 2006
Michael Targoff
	MICHAEL F. FINLEY*	Director	December 12, 2006
Michael F. Finley
	JEFFREY P. HUGHES*	Director	December 12, 2006
Jeffrey P. Hughes
	WILLIAM P. RUTLEDGE*	Director	December 12, 2006
William P. Rutledge
	CHRIS TOFFALES*	Director	December 12, 2006
Chris Toffales
*By:	/s/ JOEL A. LITTMAN
Joel A. Littman,
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of November 17, 2003, by and among the Registrant, CPI Merger Sub Corp., Communications & Power Industries Holding Corporation (“Holding”) and Green Equity Investors II, L.P., as Securityholders’ Representative (Exhibit 2.4)(6)

2.2

Stock Sale Agreement (“Stock Sale Agreement”), dated as of June 9, 1995, by and between Communications & Power Industries, Inc. (“CPI”) (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. (“Varian Associates”) (Exhibit 2.1)(1)

2.3	First Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.2)(1)
2.4	Second Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.3)(1)
2.5	Modification Agreement to Stock Sale Agreement, dated June 18, 2004, by and between CPI and Varian Medical Systems, Inc. (Exhibit 10.2)(9)
3.1	Restated Certificate of Incorporation of CPI, filed with the Delaware Secretary of State on December 10, 2004 (Exhibit 3.1)(10)
3.2	Amended and Restated Bylaws of CPI, dated March 19, 2002 (Exhibit 3.2)(4)
3.3	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on April 7, 2006 (Exhibit 3.3)(15)
3.4	Amended and Restated Bylaws of the Registrant, effective April 7, 2006 (Exhibit 3.4) (15)
4.1

Indenture, dated as of January 23, 2004, by and among CPI, as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Trust Company, N.A. (as successor to BNY Western Trust Company), as Trustee (Exhibit 4.1)(7)

4.2

Amended and Restated Management Stockholders Agreement, dated as of April 27, 2006, by and among the Registrant, Cypress Merchant Banking Partners II L.P., Cypress Merchant B II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein (Exhibit 4.1)(16)

4.3	Indenture, dated as of February 22, 2005, by and between the Registrant, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 10.2)(11)
4.4

Amended and Restated Registration Rights Agreement, dated as of April 27, 2006, by and among CPI International, Inc., Cypress Merchant Banking Partners II L.P., Cypress Merchant B II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC (Exhibit 4.1)(16)

4.5	Specimen common stock certificate of the Registrant (Exhibit 4.5)(15)
10.1

Credit Agreement (“Credit Agreement”), dated as of January 23, 2004, amended and restated as of November 29, 2004, by and among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (Exhibit 10.1)(10)

10.2	Amendment No. 1, dated as of February 16, 2005, to the Credit Agreement (Exhibit 10.1)(11)
10.3	Amendment No. 2, dated as of April 13, 2005, to the Credit Agreement (Exhibit 10.1)(13)
10.4	Amendment No. 3, dated as of December 15, 2005, to the Credit Agreement (Exhibit 10.1)(14)

10.5	Security Agreement, dated as of January 23, 2004, among CPI, the Guarantors party thereto, and UBS AG, Stamford Branch (Exhibit 10.2)(7)
10.6	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates (Exhibit 10.11)(1)
10.7

Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004 (Exhibit 10.1)(9)

10.8	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation (Exhibit 10.3)(9)
10.9

Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI (Exhibit 10.13)(1)

10.10	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)
10.11	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.12	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)
10.13	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(12)
10.14	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16)(12)
10.15	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.16	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.17	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)
10.18	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(7)
10.19	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(12)
10.20	Conformed copy of 2004 Stock Incentive Plan reflecting amendments adopted on September 24, 2004 and December 7, 2006
10.21	Form of Option Agreement (Employees) under the 2004 Stock Incentive Plan (Exhibit 10.2)(8)
10.23	Form of Option Agreement (Directors) under the 2004 Stock Incentive Plan (Exhibit 10.3)(8)
10.23	Conformed copy of 2006 Equity and Performance Incentive Plan reflecting amendment adopted on December 7, 2006
10.24	Form of Stock Option Agreement (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.25)(15)
10.25	Form of Stock Option Agreement (Senior Executives) (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.26)(15)
10.26	Form of Stock Option Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.27)(15)

10.27	Form of Restricted Stock Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.28)(15)
10.28	Conformed copy of 2006 Employee Stock Purchase Plan reflecting amendments adopted on July 1, 2006 and December 7, 2006
10.29	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(6)
10.30	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli (Exhibit 10.1)(16)
10.31	Employment Agreement, dated as of April 27, 2006, by and between CPI and Robert A. Fickett (Exhibit 10.2)(16)
10.32	Employment Agreement, dated as of April 27, 2006, by and between CPI and Joel A. Littman (Exhibit 10.3)(16)
10.33	Amended and Restated Employment and Release Agreement, dated June 1, 2006 and effective June 8, 2006, by and between Mike Cheng and CPI, dated June 1, 2006 (Exhibit 10.1)(17)
10.34	Employment Agreement for Don C. Coleman, dated November 2, 2002 (Exhibit 10.41)(6)
10.35	Form of Indemnification Agreement (Exhibit 10.36)(15)
12	Statement re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant (Exhibit 21)(12)
23.1	Consent of KPMG LLP
24	Powers of Attorney of the Board of Directors and Officers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Communications & Power Industries Inc.’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995

(2)          Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2000 (File No. 033-96858)

(3)          Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858)

(4)          Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002

(5)          Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003

(6)          Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003

(7)          Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2004

(8)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004

(9)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004

(10) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004

(11) Incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2005

(12) Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005

(13) Incorporated by reference to the Registrant’s Form 8-K filed on April 19, 2005

(14) Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2005

(15) Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662))

(16) Incorporated by reference to the Registrant’s Form 10-Q filed on May 15, 2006

(17) Incorporated by reference to the Registrant’s Form 8-K filed on June 9, 2006