Form 10-Q
period 2006-12-29
CPI INTERNATIONAL, INC.
filed 2007-02-12
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,261,173 shares of Common Stock, $.01 par value, at January 31, 2007.

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

CPI INTERNATIONAL, INC.

and subsidiaries

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data – unaudited)

	December 29,	September 29,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$32,629	$30,153
Restricted cash	1,951	1,746
Accounts receivable, net	40,744	43,628
Inventories	54,640	54,031
Deferred tax assets	11,884	11,520
Prepaid and other current assets	3,260	3,080
Total current assets	145,108	144,158
Property, plant, and equipment, net	65,120	63,851
Deferred debt issue costs, net	9,285	9,644
Intangible assets, net	74,878	75,489
Goodwill	147,459	147,489
Other long-term assets	976	1,128
Total assets	$442,826	$441,759

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$—	$1,714
Accounts payable	15,707	19,101
Accrued expenses	27,936	23,269
Product warranty	5,842	5,958
Income taxes payable	9,105	10,693
Advance payments from customers	6,824	6,310
Total current liabilities	65,414	67,045
Deferred income taxes	29,977	29,933
Long-term debt, less current portion	241,794	245,067
Other long-term liabilities	51	41
Total liabilities	337,236	342,086
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000,000 shares authorized; 16,086,445 and 16,049,577 shares issued and outstanding)	161	160
Additional paid-in capital	65,765	65,295
Accumulated other comprehensive income	290	679
Retained earnings	39,374	33,539
Total stockholders’ equity	105,590	99,673
Total liabilities and stockholders’ equity	$442,826	$441,759

See accompanying notes to the condensed consolidated financial statements.

CPI INTERNATIONAL, INC.

and subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data — unaudited)

	Quarter Ended
	December 29, 2006	December 30, 2005
Sales	$83,723	$82,379
Cost of sales	57,142	57,171
Gross profit	26,581	25,208
Operating costs and expenses:
Research and development	1,891	1,910
Selling and marketing	4,829	5,024
General and administrative	4,404	7,302
Amortization of acquisition-related intangible assets	548	548
Net loss on disposition of fixed assets	18	65
Total operating costs and expenses	11,690	14,849
Operating income	14,891	10,359
Interest expense, net	5,339	6,064
Income before income taxes	9,552	4,295
Income tax expense	3,717	2,080
Net income	$5,835	$2,215

Other comprehensive income, net of tax Net unrealized loss on cash flow hedges	(389)	(183)
Comprehensive income	$5,446	$2,032

Earnings per share - Basic	$0.36	$0.17
Earnings per share - Diluted	$0.33	$0.15

Shares used to compute earnings per share - Basic	16,063,221	13,078,954
Shares used to compute earnings per share - Diluted	17,544,363	14,768,082

See accompanying notes to the condensed consolidated financial statements.

CPI INTERNATIONAL, INC.

and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	Quarter Ended
	December 29,	December 30,
	2006	2005

Cash flows from operating activities
Net cash provided by operating activities	$10,042	$198

Cash flows from investing activities
Expenses relating to sale of San Carlos property	—	(3)
Capital expenditures	(2,871)	(2,945)
Net cash used in investing activities	(2,871)	(2,948)

Cash flows from financing activities
Proceeds from issuance of debt	—	10,000
Repayments of debt	(5,000)	—
Proceeds from issuance of common stock to employees	197	—
Proceeds from exercise of stock options	66	—
Stockholder distribution payments	—	(17,000)
Excess tax benefit on stock option exercises	42	—
Net cash used in financing activities	(4,695)	(7,000)

Net increase (decrease) in cash and cash equivalents	2,476	(9,750)
Cash and cash equivalents at beginning of period	30,153	26,511
Cash and cash equivalents at end of period	$32,629	$16,761

Supplemental cash flow disclosures
Cash paid for interest	$961	$1,810
Cash paid for taxes, net of refunds	$5,150	$2,554

See accompanying notes to the condensed consolidated financial statements.

CPI INTERNATIONAL, INC.

and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands except share and per share amounts)

1.                                      Organization and Basis of Presentation

Unless the context otherwise requires, “CPI International” means CPI International, Inc., and “CPI” means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The term the “Company” refers to CPI International and its subsidiaries on a consolidated basis.

The accompanying condensed consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment.

The condensed consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2007 comprises the 52-week period ending September 28, 2007 and fiscal year 2006 comprised the 52-week period ended September 29, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.

On May 3, 2006, the Company completed the initial public offering of its common stock (see Note 4 for further disclosure).

2.                                      Supplemental Balance Sheet Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts of $0.2 million and $0.5 million at December 29, 2006 and September 29, 2006, respectively.

Inventories: The following table provides details of inventories, net of reserves:

	December 29,	September 29,
	2006	2006
Raw material and parts	$34,427	$35,160
Work in process	12,418	10,481
Finished goods	7,795	8,390
	$54,640	$54,031

Reserve for excess, slow moving and obsolete inventory: The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory during the first quarter of fiscal years 2007 and 2006:

	Quarter Ended
	December 29, 2006	December 30, 2005
Balance at beginning of period	$8,822	$8,655
Inventory provision, charged to cost of sales	307	316
Inventory write-offs	(60)	(28)
Balance at end of period	$9,069	$8,943

Reserve for loss contracts and cost in excess of market inventory: The following table summarizes the activity related to reserves for loss contracts and cost in excess of market inventory during first quarter of fiscal years 2007 and 2006:

	Quarter Ended
	December 29, 2006	December 30, 2005
Balance at beginning of period	$1,702	$1,430
Provision for loss contracts and cost in excess of market inventory, charged to cost of sales	32	306
Credit to cost of sales upon revenue recognition	(101)	(222)
Balance at end of period	$1,633	$1,514

Product Warranty: The following table summarizes the activity related to product warranty during the first quarter of fiscal years 2007 and 2006:

	Quarter Ended
	December 29, 2006	December 30, 2005
Beginning accrued warranty	$5,958	$6,359
Accruals for product warranty, charged to cost of sales	1,211	1,048
Cost of warranty claims	(1,327)	(1,217)
Ending accrued warranty	$5,842	$6,190

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	December 29, 2006			September 29, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

VED Core Technology	$30,700	$(1,813)	$28,887	$30,700	$(1,659)	$29,041
VED Application Technology	19,800	(2,328)	17,472	19,800	(2,130)	17,670
X-ray Generator and Satcom ApplicationTechnology	8,000	(1,574)	6,426	8,000	(1,441)	6,559
Customer backlog	17,450	(17,450)	—	17,450	(17,450)	—
Land lease	11,810	(769)	11,041	11,810	(706)	11,104
Tradename	5,800	—	5,800	5,800	—	5,800
Customer list and programs	5,700	(508)	5,192	5,700	(451)	5,249
Noncompete agreement	110	(50)	60	110	(44)	66
	$99,370	$(24,492)	$74,878	$99,370	$(23,881)	$75,489

The estimated future amortization expense of purchased intangibles as of December 29, 2006, excluding the Company’s unamortized tradename, is as follows:

Fiscal Year	Amount
2007 (remaining nine months)	1,831
2008	2,441
2009	2,441
2010	2,419
2011	2,419
Thereafter	57,527
$69,078

Goodwill: The following table presents goodwill by reportable segment at December 29, 2006 and September 29, 2006:

	December 29,	September 29,
	2006	2006
VED	$133,607	$133,637
Satcom Equipment	13,852	13,852
	$147,459	$147,489

The decrease in goodwill from September 29, 2006 to December 29, 2006 was due to an adjustment for tax benefits realized from the exercise of fully vested stock options that were acquired in a business combination.

3.                                      Long-Term Debt

Long-term debt comprises the following:

	December 29,	September 29,
	2006	2006

Term loan, expiring 2010	$37,500	$42,500
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $706 and $719	79,294	79,281
	241,794	246,781
Less: Current portion	—	1,714
Long-term portion	$241,794	$245,067

Senior Credit Facility and Term Loan of CPI: In fiscal year 2004, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the “Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. As of December 29, 2006, the Company had no outstanding borrowings under the Revolver and $37.5 million outstanding under the Term Loan, after taking into account a $5.0 million Term Loan repayment in December 2006 using available operating cash. The $5.0 million Term Loan repayment included a $1.7 million ECF (as defined below) payment, and an optional prepayment of $3.3 million. In December 2005, CPI borrowed $10.0 million on the Term Loan to pay a dividend to CPI International.  CPI International used the proceeds of that dividend to pay a portion of the special cash dividend of $17.0 million to its stockholders. Upon certain specified conditions, including compliance on a pro forma basis with the covenants in the Senior Credit Facility, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

Any borrowings under the Revolver would currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (“ABR”) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at December 29, 2006, the Company had letters of credit commitments for $3.8 million. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of December 29, 2006 (1) the Term Loan borrowing consisted of one tranche of $5.5 million and one tranche of $32.0 million with interest payable on January 11, 2007 and January 22, 2007, each at 7.6% per annum, and (2) a Revolving commitment of $3.8 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

The Senior Credit Facility requires 1.0% of the original Term Loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years, with the remainder due in equal quarterly installments thereafter. CPI is required to prepay its outstanding loans, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI’s subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI’s subsidiaries, (3) all such proceeds paid to CPI International, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period and (4) 50% of such proceeds received from issuances of common equity by, or equity contributions to, CPI International.

CPI is also required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of Excess Cash Flow, as defined in the Senior Credit Facility (“ECF”), multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. On December 30, 2004, CPI made an ECF payment of $3.9 million. The ECF payment was applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to, but not including, the September 30, 2009 scheduled principal installment. The Company made an ECF payment of $1.7 million for the fiscal year ended September 29, 2006 in December 2006 and there is no expected ECF payment due for fiscal year 2007, primarily because of the $3.3 million optional prepayment that was made in December 2006.

CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. In March 2005, CPI made an optional prepayment of $5.7 million; in May 2006, CPI made additional optional prepayments of $47.5 million in the aggregate using proceeds from the initial public offering of CPI International’s common stock (the “IPO”); and in December 2006, CPI made an additional prepayment of $3.3 million. The optional prepayments were applied pro rata, in accordance with the provisions of the Senior Credit Facility, against the remaining scheduled installments of Term Loan principal due up to June 30, 2009, with the balance applied to scheduled installment amounts on or after September 30, 2009, in direct order of maturity.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries. As of December 29, 2006, CPI and CPI International were in compliance with all Senior Credit Facility financial covenants.

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

8% Senior subordinated notes of CPI:  In connection with a business combination on January 23, 2004, CPI issued $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes (the “8% Notes”). The 8% Notes have no sinking fund requirements.

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

Floating rate senior notes of CPI International: On February 22, 2005, CPI International issued $80.0 million in principal amount of its Floating Rate Senior Notes (“FR Notes”). The FR Notes were issued at a 1% discount. The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2007 is approximately 11.30% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

At any time or from time to time CPI International, at its option, may redeem the Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Optional
Redemption
Year	Price
2007	103%
2008	102%
2009	101%
2010 and thereafter	100%

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

Debt Maturities: As of December 29, 2006, maturities on long-term debt were as follows:

			8% Senior
	Term	Floating Rate	Subordinated
Fiscal Year	Loan	Senior Notes	Notes	Total
2007	$—	$—	$—	$—
2008	—	—	—	—
2009	—	—	—	—
2010	37,500	—	—	37,500
2011	—	—	—	—
Thereafter	—	80,000	125,000	205,000
	$37,500	$80,000	$125,000	$242,500

4.                                      Stockholders’ Equity

Common and Preferred Stock: On April 7, 2006, the Company amended and restated its certificate of incorporation to provide for 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of December 29, 2006 and September 29, 2006, there were no shares of Preferred Stock outstanding.

On April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company also effected a 3.059-to-1 stock split of its outstanding shares of common stock as of such date. All share and per share amounts in the accompanying condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect this stock split.

On May 3, 2006, the Company completed the IPO of its common stock. The Company sold 2,941,200 shares of common stock and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18.00 per share, resulting in proceeds to the Company of approximately $47.3 million, net of IPO transaction costs of approximately $5.6 million. The Company used the net proceeds to repay $47.3 million of the Term Loan under the Senior Credit Facility.

5.                                      Share-based Compensation Plans

The Company has four stock plans: the 2006 Equity and Performance Incentive Plan (the “2006 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”).

2006 Plan: The 2006 Plan provides for an aggregate of up to 1,400,000 shares of CPI International’s common stock to be available for awards, plus the number of shares subject to awards granted under the 2004 Plan and the 2000 Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”) and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of the shares on the date of grant.

2006 ESPP: The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee of the board of directors. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase. The initial 2006 ESPP offering period began on July 1, 2006; the participants’ purchase price for CPI

International, Inc. common stock will be 85% of the closing market price on the last trading day of each quarter. Under the 2006 ESPP, the Company issued 13,387 and 14,954 shares at a discounted purchase price of $12.75 and $11.19 per share in January 2007 and October 2006, respectively.

2004 Plan: No further options are available for issuance under the 2004 Plan. The Company issued both time and performance stock option awards under the 2004 Plan. All stock option grants under the 2004 Plan were issued at exercise prices equal to or greater than the estimated market price of the Company’s common stock at option grant date.

2000 Plan: No further options are available for issuance under the 2000 Plan. In accordance with the terms of the stock option agreements, the unvested stock options outstanding under the 2000 Plan became fully vested in February 2004 in connection with a business combination. The 2000 Plan option holders were offered the opportunity to either roll over their stock options from the predecessor company into options to purchase common stock of CPI International or exercise their stock options. Management elected to roll over options to purchase 912,613 shares of common stock at prices ranging from $0.20 to $0.74 per share.

Stock Options: A summary of the Company’s stock option activity as of December 29, 2006, and changes during the fiscal quarter then ended is presented below:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at September 29, 2006	3,163,057	$4.51
Granted	285,000	14.22
Exercised	(21,914)	3.03
Forfeited or expired	—	—
Outstanding at December 29, 2006	3,426,143	$5.33	7.25	$34,009
Vested and expected to vest	3,380,178	$5.21	7.22	$33,922
Exercisable at December 29, 2006	2,323,919	$2.85	6.67	$28,230

The grant date fair value of awards granted during the first quarter of fiscal year 2007 was estimated as of the date of grant using the Black-Scholes options pricing model, assuming no expected dividends and the following assumptions:

Expected term (in years)	6.25
Expected volatility	49.33%
Risk-free rate	4.56%
Grant date fair value	$7.66

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

The total intrinsic value of options exercised was $0.2 million during first quarter of fiscal year 2007. There were no options granted or exercised during the first quarter of fiscal year 2006.

Outstanding and exercisable options presented by exercise price as of December 29, 2006 are as follows:

	Options Outstanding		Options Exercisable
		Weighted-Average		Weighted-Average
	Number of	Remaining	Number of	Remaining
	Options	Contractual Life	Options	Contractual Life
Exercise Price	Outstanding	(Years)	Exercisable	(Years)
$ 0.20	695,126	6.20	695,126	6.20
$ 0.74	194,292	3.68	194,292	3.68
$ 1.08	8,079	7.10	8,079	7.10
$ 4.32	1,864,578	7.25	1,352,824	7.27
$ 6.61	54,480	7.75	54,480	7.75
$ 6.98	30,588	8.20	19,118	8.20
$ 14.22	285,000	9.94	—	—
$ 18.00	294,000	9.33	—	—
	3,426,143	7.25	2,323,919	6.67

As of December 29, 2006, there was approximately $4.5 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

Restricted Stock Awards: There were 9,999 shares of restricted stock outstanding as of December 29, 2006 and September 29, 2006. The restricted stock awards vest over periods of one to three years and have a 10 year contractual life.

A summary of the status of the Company’s nonvested restricted stock awards as of December 29, 2006, and changes during the fiscal quarter then ended is presented below:

Weighted-
Average Grant-
	Number of	Date
	Shares	Fair Value
Nonvested at September 29, 2006	9,999	$18.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 29, 2006	9,999	$18.00

As of December 29, 2006, there was $0.1 million of total unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.2 years.

Share-Based Compensation Cost: There was no unrecognized compensation cost relating to stock options outstanding at the beginning of fiscal year 2006 and no stock options were granted during the first quarter of fiscal year 2006. Therefore, there was no share-based compensation cost in the first quarter of fiscal year 2006.  Total share-based compensation cost for the Company’s stock plans in first quarter of fiscal year 2007 comprise the following:

Quarter Ended
December 29, 2006
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$39
Research and development	10
Selling and marketing	19
General and administrative	137
$205
Share-based compensation cost capitalized in inventory	$44
Share-based compensation cost remaining in inventory at end of period	$29
Share-based compensation expense by type of award:
Stock options	$175
Restricted stock	30
$205

6.                                      Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of December 29, 2006, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $17.3 million; the last forward contract expires on September 24, 2007.  At December 29, 2006 and

September 29, 2006, the fair value of foreign currency forward contracts was a liability of $0.5 million and an asset of $0.1 million, respectively, and the unrealized (loss) gain was approximately $(0.3) million and $8 thousand, net of related tax expense, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “Accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized loss in operating earnings within the next twelve months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in General and Administrative in the condensed consolidated statements of operations when the hedged item affects earnings. The time value was not material for first quarter of fiscal years 2007 and 2006. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the Company promptly recognizes the gain or loss on the associated financial instrument in the condensed consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first quarter of fiscal years 2007 and 2006. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the condensed consolidated statements of operations.  Net income in the first quarter of fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.1 million.  Net income in the first quarter of fiscal year 2006 includes a recognized gain from foreign currency forward contracts of $0.4 million.

In April 2005, the Company expanded its use of derivatives to hedge the interest rate exposure associated with the FR Notes. On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. In fiscal year 2005, the Company deposited $1.0 million as collateral for the Swap; the amount of collateral fluctuates based on the fair value of the Swap.  In fiscal year 2006, the Company received a $0.5 million refund of the Swap collateral. The Swap collateral remaining is reported as Other long-term assets in the accompanying condensed consolidated balance sheets. The unrealized gains and losses from the Swap are included in “Accumulated other comprehensive income” in the condensed consolidated balance sheets. The ineffective portion of the Swap was not significant and the interest rate swap gain or loss are included in the assessment of hedge effectiveness. At December 29, 2006 and September 29, 2006, the fair value of the Swap was an asset of $1.0 million and $1.1 million, respectively, and the unrealized gain, net of related tax expense, was approximately $0.6 million and $0.7 million, respectively.

7.                                      Income Taxes

The Company’s effective tax rate was approximately 39% for the first quarter of fiscal year 2007 and 48% for the first quarter of fiscal year 2006.  The effective tax rate for the first quarter of fiscal year 2006 included a $0.3 million charge attributable to the fourth quarter of fiscal year 2005; consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that was no longer required.

Without the correction to the overstatement of tax benefits, the Company’s effective tax rate for the first quarter of fiscal year 2006 would have been approximately 41%.

8.                                      Earnings Per Share

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

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Quarter Ended
	December 29,	December 30,
	2006	2005

Weighted average common shares outstanding – Basic	16,063,221	13,078,954
Effect of dilutive stock options	1,481,142	1,689,128
Weighted average common shares outstanding – Diluted	17,544,363	14,768,082

As further discussed in Note 4, on April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company effected a 3.059-to-1 split of its outstanding shares of common stock as of such date. All share and per share amounts have been retroactively restated to reflect this stock split.

9.                                      Segments, Geographic and Customer Information

The Company’s reportable segments are VED and satcom equipment. The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker, its Chief Executive Officer, and is based on the nature of the Company’s operations and products offered to customers.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Quarter Ended
	December 29,	December 30,
	2006	2005
Sales from external customers
VEDs	$66,975	$63,196
Satcom equipment	16,748	19,183
	$83,723	$82,379
Intersegment product transfers
VEDs	$5,123	$6,208
Satcom equipment	—	—
	$5,123	$6,208
EBITDA
VEDs	$17,584	$16,065
Satcom equipment	1,497	2,891
Other	(1,996)	(6,441)
	$17,085	$12,515

Amounts not reported as VED or satcom equipment are reported as other.  Other consists primarily of corporate operating expenses and certain other expenses that are managed by the corporate organization, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The first quarter of fiscal year 2006 included non-recurring expenses for a special bonus of $3.25 million and expenses of $1.8 million related to the relocation of the Company’s Eimac operations from its former San Carlos, California facility to its nearby Palo Alto, California and Mountain View, California facilities.  The special bonus was paid to employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in Company value.  Relocation expenses included move expenses and unfavorable overhead absorption and manufacturing variances for the Eimacoperations.

EBITDA represents earnings before provision for income taxes, net interest expense and depreciation and amortization. For the reasons listed below, the Company believes that GAAP-based financial information for leveraged businesses such as the Company’s business should be supplemented by EBITDA so that investors better understand the Company’s financial performance in connection with their analysis of the Company’s business:

•                    EBITDA is a component of the measures used by the Company’s board of directors and management team to evaluate the Company’s operating performance;

•                    the Senior Credit Facility contains covenants that require the Company to maintain certain interest expense coverage and leverage ratios that contain EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with such covenants;

•                    EBITDA is a component of the measures used by the Company’s management team to make day-to-day operating decisions;

•                    EBITDA facilitates comparisons between the Company’s operating results and those of competitors with different capital structures and therefore is a component of the measures used by the Company’s management to facilitate internal comparisons to competitors’ results and the Company’s industry in general; and

•                    the payment of management bonuses is contingent upon, among other things, the satisfaction by the Company of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although the Company uses EBITDA as a financial measure to assess the performance of its business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. When analyzing the Company’s performance, EBITDA should be considered in addition to, and not as a substitute for, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

The following table reconciles net income to EBITDA:

	Quarter Ended
	December 29,	December 30,
	2006	2005
Net income	$5,835	$2,215
Depreciation and amortization	2,194	2,156
Interest expense, net	5,339	6,064
Income tax expense	3,717	2,080
EBITDA	$17,085	$12,515

Geographic sales by customer location were as follows for external customers:

	Quarter Ended
	December 29,	December 30,
	2006	2005

United States	$49,504	$51,000
All foreign countries	34,219	31,379
Total sales	$83,723	$82,379

Net property, plant and equipment by geographic area was as follows:

	December 29, 2006			September 29, 2006
	Cost	Accumulated Depreciation and Amortization	Net Property, Plant and Equipment	Cost	Accumulated Depreciation and Amortization	Net Property, Plant and Equipment
United States	$65,345	$(12,614)	$52,731	$64,527	$(11,221)	$53,306
Canada	13,935	(1,603)	12,332	11,915	(1,440)	10,475
Other	173	(116)	57	177	(107)	70
Total	$79,453	$(14,333)	$65,120	$76,619	$(12,768)	$63,851

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the first quarter of fiscal years 2007 and 2006.  Direct sales to the United States Government were $14.9 million and $12.7 million for first quarter of fiscal years 2007 and 2006, respectively. Accounts receivable from this customer represented 14% of consolidated accounts receivable as of December 29, 2006 and September 29, 2006.

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

10.                               Sale of San Carlos Assets

In February 2003, the Company entered into an agreement to sell the land and close its facilities located in San Carlos, California to consolidate the San Carlos operations into the Company’s existing facility in nearby Palo Alto, California. In September 2006, the sale was completed.  The aggregate sales proceeds were $24.8 million, of which $11.3 million was received in September 2006 and $13.5 million was received as advance payments in fiscal 2004. The Company had total selling costs of $1.3 million related to the sale of the San Carlos property. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building’s net book value of approximately $23.5 million, resulted in no gain or loss on sale.

11.                               Special Cash Dividend

In December 2005, the Board of Directors declared and paid a special cash dividend to stockholders of $17.0 million. This dividend was paid using (a) the $10.0 million in net proceeds obtained from the additional borrowing under the Senior Credit Facility in connection with the December 2005 amendment thereto, and (b) available cash.

12.                               Recently Released Accounting Pronouncements

In June 2006, the Emerging Issues Task Force reached a consensus, ratified by the Financial Accounting Standards Board (“FASB”) in June 2006, on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation).” The primary focus of this Issue is to require the disclosure of the accounting policy for any tax assessed by a government authority that is directly imposed on a revenue producing transaction (i.e., gross or net basis) for each period for which an income statement is presented if those amounts are significant. The Company is required to adopt the provisions of Issue No. 06-3 beginning in its second quarter of fiscal 2007 and its adoption is not expected to have a material impact on its financial condition or results of operations.

In June 2006, the FASB issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 158 will have on its condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company believes at this time that the adoption of SAB No. 108 will not have a material impact on its condensed consolidated financial statements.

13.                               Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis, and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent or CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$276	$29,528	$930	$1,895	$—	$32,629
Restricted cash	—	—	1,174	777	—	1,951
Accounts receivable, net	—	19,883	7,983	12,878	—	40,744
Inventories	—	36,692	2,424	16,828	(1,304)	54,640
Deferred tax assets	—	11,100	3	781	—	11,884
Intercompany receivable	—	26,193	977	446	(27,616)	—
Prepaid and other current assets	907	1,422	182	749	—	3,260
Total current assets	1,183	124,818	13,673	34,354	(28,920)	145,108
Property, plant and equipment, net	—	49,843	2,904	12,373	—	65,120
Deferred debt issue costs, net	3,068	6,217	—	—	—	9,285
Intangible assets, net	—	59,504	6,652	8,722	—	74,878
Goodwill	—	93,348	5,848	48,263	—	147,459
Other long-term assets	569	407	—	—	—	976
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	212,913	57,567	—	—	(270,480)	—
Total assets	$217,733	$392,739	$29,077	$103,712	$(300,435)	$442,826

Liabilities and stockholders’ equity
Accounts payable	$201	$6,877	$424	$8,205	$—	$15,707
Accrued expenses	3,278	17,232	921	6,505	—	27,936
Product warranty	—	3,489	204	2,149	—	5,842
Income taxes payable	—	3,089	310	5,706	—	9,105
Advance payments from customers	—	3,923	1,686	1,215	—	6,824
Intercompany payable	27,616	—	—	—	(27,616)	—
Total current liabilities	31,095	34,610	3,545	23,780	(27,616)	65,414
Deferred income taxes	371	23,742	—	5,864	—	29,977
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,294	162,500	—	—	—	241,794
Other long-term liabilities	—	51	—	—	—	51
Total liabilities	110,760	220,903	3,545	30,679	(28,651)	337,236
Common stock	161	—	—	—	—	161
Parent investment	—	121,692	22,228	57,572	(201,492)	—
Additional paid-in capital	65,765	—	—	—	—	65,765
Accumulated other comprehensive income	290	(315)	—	(19)	334	290
Retained earnings	40,757	50,459	3,304	15,480	(70,626)	39,374
Net stockholders’ equity	106,973	171,836	25,532	73,033	(271,784)	105,590
Total liabilities and stockholders’ equity	$217,733	$392,739	$29,077	$103,712	$(300,435)	$442,826

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$139	$28,299	$290	$1,425	$—	$30,153
Restricted cash	—	—	941	805	—	1,746
Accounts receivable, net	—	22,642	7,132	13,854	—	43,628
Inventories	—	34,659	2,215	18,540	(1,383)	54,031
Deferred tax assets	—	10,703	3	814	—	11,520
Intercompany receivable	—	27,988	2,748	—	(30,736)	—
Prepaid and other current assets	887	1,238	165	790	—	3,080
Total current assets	1,026	125,529	13,494	36,228	(32,119)	144,158
Property, plant and equipment, net	—	50,344	2,982	10,525	—	63,851
Deferred debt issue costs, net	3,123	6,521	—	—	—	9,644
Intangible assets, net	—	59,901	6,715	8,873	—	75,489
Goodwill	—	93,378	5,848	48,263	—	147,489
Other long-term assets	731	397	—	—	—	1,128
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	204,778	55,247	—	—	(260,025)	—
Total assets	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,714	$—	$—	$—	$1,714
Accounts payable	199	9,667	490	8,745	—	19,101
Accrued expenses	1,298	16,130	921	4,920	—	23,269
Product warranty	—	3,506	204	2,248	—	5,958
Income taxes payable	—	4,778	204	5,711	—	10,693
Advance payments from customers	—	3,451	909	1,950	—	6,310
Intercompany payable	27,744	—	—	2,992	(30,736)	—
Total current liabilities	29,241	39,246	2,728	26,566	(30,736)	67,045
Deferred income taxes	447	23,578	—	5,908	—	29,933
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,281	165,786	—	—	—	245,067
Other long-term liabilities	—	41	—	—	—	41
Total liabilities	108,969	228,651	2,728	33,509	(31,771)	342,086
Common stock	160	—	—	—	—	160
Parent investment	—	120,705	22,228	57,536	(200,469)	—
Additional paid-in capital	65,295	—	—	—	—	65,295
Accumulated other comprehensive income	679	8	—	(23)	15	679
Retained earnings	34,555	42,988	4,083	12,867	(60,954)	33,539
Net stockholders’ equity	100,689	163,701	26,311	70,380	(261,408)	99,673
Total liabilities and stockholders’ equity	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$51,365	$14,580	$34,543	$(16,765)	$83,723
Cost of sales	—	35,495	12,065	26,426	(16,844)	57,142
Gross profit	—	15,870	2,515	8,117	79	26,581
Operating costs and expenses:
Research and development	—	643	—	1,248	—	1,891
Selling and marketing	—	1,969	829	2,031	—	4,829
General and administrative	—	3,691	207	506	—	4,404
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	—	—	18	—	18
Total operating costs and expenses	—	6,637	1,099	3,954	—	11,690
Operating income	—	9,233	1,416	4,163	79	14,891
Interest expense (income), net	2,048	3,291	(6)	6	—	5,339
(Loss) income before income tax expense and equity in income of subsidiaries	(2,048)	5,942	1,422	4,157	79	9,552
Income tax (benefit) expense	(779)	2,571	381	1,544	—	3,717
Equity in income of subsidiaries	7,104	3,733	—	—	(10,837)	—
Net income	$5,835	$7,104	$1,041	$2,613	$(10,758)	$5,835

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 30, 2005

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$52,004	$12,942	$34,808	$(17,375)	$82,379
Cost of sales	—	38,289	10,702	25,469	(17,289)	57,171
Gross profit	—	13,715	2,240	9,339	(86)	25,208
Operating costs and expenses:
Research and development	—	844	—	1,066	—	1,910
Selling and marketing	—	2,165	869	1,990	—	5,024
General and administrative	—	4,786	299	2,217	—	7,302
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	29	—	36	—	65
Total operating costs and expenses	—	8,158	1,231	5,460	—	14,849
Operating income	—	5,557	1,009	3,879	(86)	10,359
Interest expense (income), net	2,048	4,007	(5)	14	—	6,064
(Loss) income before income tax expense and equity in income of subsidiaries	(2,048)	1,550	1,014	3,865	(86)	4,295
Income tax (benefit) expense	(819)	1,240	306	1,353	—	2,080
Equity in income of subsidiaries	3,444	3,220	—	—	(6,664)	—
Net income	$2,215	$3,530	$708	$2,512	$(6,750)	$2,215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(126)	$7,006	$642	$2,520	$—	$10,042
Cash flows from investing activities
Capital expenditures	—	(819)	(2)	(2,050)	—	(2,871)
Net cash (used in) provided by investing activities	—	(819)	(2)	(2,050)	—	(2,871)
Cash flows from financing activities
Repayments of debt	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of common stock to employees	197	—	—	—	—	197
Proceeds from exercise of stock options	66	—	—	—	—	66
Excess tax benefit on stock option exercises	—	42	—	—	—	42
Net cash provided by (used in) financing activities	263	(4,958)	—	—	—	(4,695)
Net increase in cash and cash equivalents	137	1,229	640	470	—	2,476
Cash and cash equivalents at beginning of period	139	28,299	290	1,425	—	30,153
Cash and cash equivalents at end of period	$276	$29,528	$930	$1,895	$—	$32,629

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 30, 2005

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(31)	$(4,181)	$217	$4,193	$—	$198
Cash flows from investing activities
Expenses relating to sale of San Carlos property	—	(3)	—	—	—	(3)
Capital expenditures	—	(2,780)	(25)	(140)	—	(2,945)
Net cash used in investing activities	—	(2,783)	(25)	(140)	—	(2,948)
Cash flows from financing activities
Proceeds from issuance of debt	—	10,000	—	—	—	10,000
Stockholder distribution payments	(17,000)	—	—	—	—	(17,000)
Intercompany dividends	17,000	(17,000)	—	—	—	—
Net cash used in financing activities	—	(7,000)	—	—	—	(7,000)
Net (decrease) increase in cash and cash equivalents	(31)	(13,964)	192	4,053	—	(9,750)
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$2	$11,564	$515	$4,680	$—	$16,761

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2007 comprises the 52-week period ending September 28, 2007 and fiscal year 2006 comprised the 52-week period ended September 29, 2006. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Unless the context otherwise requires, “CPI International” means CPI International, Inc., and “CPI” means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The terms “we,” “us,” “our” and the “Company” refer to CPI International and its direct and indirect subsidiaries on a consolidated basis.

  Eimac Relocation

We began the relocation of our Eimac operations (“Eimac”) from our former San Carlos, California facility to our nearby Palo Alto, California and Mountain View, California facilities during fiscal year 2005. On June 1, 2006, we made organizational changes and consolidated the operating activities of Eimac into our Microwave Power Products division, which also operates in our Palo Alto facility. The integration of Eimac into our Palo Alto operations was substantially complete by December 2006.

As part of this relocation, Eimac experienced planned manufacturing disruptions stemming from the decommissioning of our production equipment in San Carlos and the required reconfiguration, installation and testing of that equipment prior to production readiness in Palo Alto. During fiscal year 2005, in anticipation of these planned disruptions, customers accelerated the placement of orders with Eimac. This order acceleration in fiscal year 2005, and the subsequent acceleration of product shipments, caused a reduction of customers’ demand requirements from Eimac during the first half of fiscal year 2006, particularly in our medical, communications and industrial markets.

The Eimac relocation negatively impacted Eimac orders and sales for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2007.  By the first quarter of fiscal year 2007, orders and sales rates for Eimac had recovered to near their historical levels. During the first quarter of fiscal year 2006, we incurred move related expenses and Eimac experienced unfavorable overhead absorption and manufacturing variances due to the reduction in sales volume and relocation disruptions.

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

Our orders by market for the first quarter of fiscal years 2007 and 2006 are summarized as follows (dollars in millions):

	Quarter Ended
	December 29, 2006		December 30, 2005		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar	$40.1	48%	$36.4	42%	$3.7	10%
Electronic Warfare	2.5	3	4.7	5	(2.2)	(47)
Medical	10.9	13	10.5	12	0.4	4
Communications	24.3	29	28.8	33	(4.5)	(16)
Industrial	4.3	5	4.7	6	(0.4)	(9)
Scientific	2.2	2	1.3	2	0.9	69
Total	$84.3	100%	$86.4	100%	$(2.1)	(2)%

Explanations for the order increase or decrease by market for the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 are as follows:

•      Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program. On a combined basis, orders for these two markets increased from an aggregate of $41.1 million in the first quarter of fiscal year 2006 to an aggregate of $42.6 million in first quarter fiscal year 2007. This approximate 4% overall increase in orders for these markets on a combined basis is consistent with our expectations of overall low-to-mid-single digit percentage average long-term annual growth in these markets taken on a combined basis.

•      Medical: The increase in medical orders from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007 was due to continued increases in orders for our x-ray generators both from U.S. and international customers due to growth in the overall market and our share of this market.  The first quarter of fiscal year 2006 included a quarterly order from Varian Medical Systems, Inc. for x-ray generators, whereas in the first quarter of fiscal year 2007, we did not book a similar order from this customer, as the customer had placed its annual order in the prior quarter.

•      Communications: The decrease in communications orders was primarily attributable to the cyclical nature of orders in this market.  In the first quarter of fiscal year 2006, we received orders for amplifiers used in military communications, direct-to-home broadcast applications and mobile or temporary uplink satellite applications.  Orders in the first quarter of fiscal year 2007 decreased by $4.5 million due to the timing of these orders, as orders for these products did not repeat in the first quarter of fiscal 2007. Customers in the direct-to-home broadcast market historically place large orders for satcom amplifiers when they are expanding their broadcast facilities and then reduce their orders as those products are deployed. We expect that orders for direct-to-home products will return to higher levels within the next year. The overall order decrease in the communications market was partially offset by order increases for certain newer satellite communications products that are gaining market acceptance.

•      Industrial:    Orders in the industrial market, one of our smallest markets, are cyclical and generally reflect the performance of the overall economy. The decrease in industrial orders was attributable to the timing of orders for amplifiers used in industrial test systems for military and commercial customers.

•      Scientific:  Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The increase in scientific orders was primarily the result of several smaller orders for fusion and other scientific programs.

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

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	December 29, 2006		December 30, 2005		Increase (Decrease)
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales
Sales	$83.7	100.0%	$82.4	100.0%	$1.3	—%
Cost of sales (a)	57.1	68.2	57.2	69.4	(0.1)	(1.2)
Gross profit	26.6	31.8	25.2	30.6	1.4	1.2
Research and development	1.9	2.3	1.9	2.3	—	(0.0)
Selling and marketing (a)	4.8	5.7	5.0	6.1	(0.2)	(0.3)
General and administrative (a)	4.4	5.3	7.3	8.9	(2.9)	(3.6)
Amortization of acquisition-related intangibles	0.5	0.6	0.5	0.6	—	(0.0)
Net loss on disposition of assets	—	0.0	0.1	0.1	(0.1)	(0.1)
Operating income	14.9	17.8	10.4	12.6	4.5	5.2
Interest expense, net	5.3	6.3	6.1	7.4	(0.8)	(1.1)
Income before taxes	9.6	11.5	4.3	5.2	5.3	6.3
Income tax expense	3.7	4.4	2.1	2.5	1.6	1.9
Net income	$5.8	6.9%	$2.2	2.7%	$3.6	4.3%
Other Data:
EBITDA (b)	$17.1	20.4%	$12.5	15.2%	$4.6	5.3%

Note:  Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)     The quarter ended December 30, 2005 includes a special bonus expense (see “Special Bonus” below) of $3.25 million, allocated as follows: $0.3 million to cost of sales, $0.2 million to selling and marketing and $2.75 million to general and administrative.

(b)     EBITDA represents earnings before provision for income taxes, net interest expense and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

For a reconciliation of EBITDA to Net Income, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales:   Our sales by market for the first quarter of fiscal years 2007 and 2006 are summarized as follows (dollars in millions):

	Quarter Ended
	December 29, 2006		December 30, 2005		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar	$28.1	34%	$27.6	33%	$0.5	2%
Electronic Warfare	5.8	7	5.8	7	—	0
Medical	17.1	20	13.2	16	3.9	30
Communications	26.1	31	30.1	37	(4.0)	(13)
Industrial	5.0	6	4.4	5	0.6	14
Scientific	1.6	2	1.3	2	0.3	23
Total	$83.7	100%	$82.4	100%	$1.3	2%

Sales for the first quarter of fiscal year 2007 of $83.7 million were $1.3 million, or 2%, higher than sales of $82.4 million for the first quarter of fiscal year 2006. Explanations for the sales increase or decrease by market are as follows:

•      Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. On a combined basis, sales for these two markets increased from an aggregate of $33.4 million in first quarter of fiscal year 2006 to an aggregate of $33.9 million in first quarter of fiscal year 2007.  This increase was primarily due to increased shipments of products for various U.S. government and foreign military radar programs, including products that are used on the TPQ-37 Firefinder Artillery Locating Radar program and the HAWK missile system.

•      Medical:  The 30% increase in sales of our medical imaging and radiation therapy products was primarily due to increased sales of our products used in radiation therapy for the treatment of cancer and in x-ray imaging. In the first quarter of fiscal year 2007, sales of x-ray generators to U.S. and foreign customers increased $2.5 million, or 29%, including a $1.1 million increase in sales of x-ray generators to Varian Medical Systems for its On-Board Imager® device, as compared to the first quarter of fiscal year 2006. In addition, shipments of medical products from Eimac increased $1.1 million following the completion of the relocation of those operations.

•      Communications: The decrease in sales in the communications market was primarily the result of the cyclicality of the direct-to-home broadcast applications market.  Shipments of our traditional satellite communications amplifiers for direct-to-home broadcast applications were $6.1 million higher in the first quarter of fiscal year 2006 than in the first quarter of fiscal year 2007.  In addition, in the first quarter of fiscal year 2006, we shipped products to a foreign customer for troposcatter communications applications; sales for this program were not expected to, and did not, repeat, resulting in a $0.8 million decrease in the first quarter of fiscal year 2007.  These decreases were partially offset by a $3.6 million increase in shipments of our newer satellite communications products to U.S. and foreign customers, including a $1.8 million increase in sales of amplifiers typically used for mobile or temporary satellite uplink applications and a $1.6 million increase in shipments of newer types of amplifiers that are also used in direct-to-home broadcast and other applications.  Shipments of communications products from Eimac also increased by $1.1 million in the first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, following the completion of the relocation of those operations.

•      Industrial:   The increase in industrial sales was primarily due to increased demand for power supplies for the semiconductor market.

•      Scientific: Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The primary contributor to the increase in scientific sales was an increase in shipments from Eimac following the completion of their relocation.

Gross Profit.  Gross profit was $26.6 million, or 31.8% of sales, for the first quarter of fiscal year 2007 as compared to $25.2 million, or 30.6% of sales, in the first quarter of fiscal year 2006. The first quarter of fiscal year 2006 included non-recurring expenses of $0.3 million for the special bonus, discussed below, and approximately $1.5 million of move-related expenses, including unfavorable overhead absorption and manufacturing variances, for Eimac. The first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, was unfavorably impacted by approximately $1.1 million due to increases in our Canadian denominated manufacturing expenses resulting from the impact of the weaker U.S. dollar in the current quarter as compared to the year ago quarter. In addition, the first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, was favorably impacted by higher sales and a favorable mix of products with higher gross margins.

Research and Development.  Research and development expenses were $1.9 million, or 2.3% of sales, in both the first quarter of fiscal year 2007 and the first quarter of fiscal year 2006.

Selling and Marketing.  Selling and marketing expenses were $4.8 million, or 5.7% of sales, for the first quarter of fiscal year 2007, a $0.2 million decrease from the $5.0 million, or 6.1% of sales, for first quarter of fiscal year 2006.  Selling and marketing expenses for the first quarter of fiscal year 2006 included $0.2 million of the special bonus, discussed below.

General and Administrative.  General and administrative expenses were $4.4 million, or 5.3% of sales, for the first quarter of fiscal year 2007, a $2.9 million decrease from the $7.3 million, or 8.9% of sales, for first quarter of fiscal year 2006.  The first quarter of fiscal year 2006 included $2.75 million of the special bonus, discussed below, and relocation expenses of $0.3 million for Eimac.

Special Bonus.  On December 15, 2005, our board of directors approved the payment of $3.25 million in special, one-time bonuses to our employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in company value. The special bonus was not paid pursuant to our management incentive plan, our 2006 Equity and Performance Incentive Plan or any of our other formal compensation plans. The bonus amount was not determined based on a formula, but was instead an amount determined by our board of directors to be reasonable compensation for the increase in company value. The special bonus was charged to the condensed consolidated statement of operations in the same lines as cash compensation paid to the same employees and directors, as follows: $2.75 million to General and administrative, $0.3 million to Cost of sales, and $0.2 million to Selling and marketing.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges, primarily for customer backlog, technology and other intangible assets. Amortization of acquisition-related intangibles was $0.5 million for both the first quarter of fiscal year 2007 and the first quarter of fiscal year 2006.

Interest Expense, net (“Interest Expense”). Interest Expense of $5.3 million for first quarter of fiscal year 2007 was $0.8 million lower than interest expense of $6.1 million for the first quarter of fiscal year 2006.  The reduction in interest expense in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 was primarily due to the lower debt levels resulting from the $47.5 million term loan prepayment in May 2006.

Income Tax Expense.  The Company recorded an income tax provision of $3.7 million and $2.1 million for the first quarter of fiscal years 2007 and 2006, respectively.  The Company’s effective tax rate was approximately 39% for the first quarter of fiscal year 2007 as compared to approximately 48% for the first quarter of fiscal year 2006.

Income tax expense for the first quarter of fiscal year 2006 included $0.3 million of charges attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that was no longer required. Without the correction to the overstatement of tax benefits, the Company’s effective tax rate for the first quarter of fiscal year 2006 would have been approximately 41%.

 Net Income.  Net income was $5.8 million, or 6.9% of sales, for the first quarter of fiscal year 2007 as compared to $2.2 million, or 2.7% of sales, in the first quarter of fiscal year 2006. The first quarter of fiscal year 2006 included non-recurring expenses for the special bonus, and move-related expenses, including unfavorable overhead absorption and manufacturing variances for Eimac. The first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, was unfavorably impacted by increases in our Canadian denominated expenses resulting from the impact of the weaker U.S. dollar in the current quarter as compared to the year ago quarter.  In addition, the first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, was favorably impacted by lower interest expense due to lower debt levels, a lower tax rate, and the impact of higher sales and a favorable mix of products with higher gross margins.

EBITDA.  EBITDA was $17.1 million, or 20.4% of sales, for the first quarter of fiscal year 2007 as compared to $12.5 million, or 15.2% of sales, in the first quarter of fiscal year 2006. The first quarter of fiscal year 2006 included non-recurring expenses for the special bonus of $3.25 million, and move-related expenses of $1.8 million, including unfavorable overhead absorption and manufacturing variances, for Eimac. The first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, was unfavorably impacted by approximately $1.3 million due to increases in our Canadian denominated expenses resulting from the impact of the weaker U.S. dollar in the current quarter as compared to the year ago quarter. In addition, the first quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006, was favorably impacted by higher sales and a favorable mix of products with higher gross margins in the current quarter.

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

As of December 29, 2006, we had $242.5 million in total principle amount of debt outstanding, compared to $247.5 million as of September 29, 2006. In addition, as of December 29, 2006, we had borrowing availability of $36.2 million under the revolver under our senior credit facilities. As of December 29, 2006, we had cash and equivalents of $32.6 million compared to $30.2 million as of September 29, 2006. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures, working capital requirements and to comply with our financial covenants.

Historical Operating, Investing and Financing Activities

Operating Activities.

Operating activities provided cash of $10.0 million in the first quarter of fiscal year 2007, which was attributable to net income of $5.8 million, depreciation, amortization and other non-cash charges of $2.8 million and $1.4 million from net operating assets and liabilities. The primary source of cash from net operating assets and liabilities in the first quarter of fiscal year 2007 was a $0.8 million net increase in accrued expenses and accounts payable and a $2.5 million decrease in accounts receivable, partially offset by a reduction in income taxes payable of $1.5 million.  Operating activities provided cash of approximately $0.2 million in the first quarter of fiscal year 2006, which was primarily attributable to net income of $2.2 million, and depreciation, amortization and other non-cash charges (excluding deferred taxes) of $2.9 million, mostly offset by reductions in net deferred tax liabilities of $2.7 million and $2.2 million used by net operating assets and liabilities.  The principal uses of net operating assets and liabilities in the first quarter of fiscal year 2006 was a decrease in advance payments from customers of $3.7 million and an increase in accounts receivable of $2.3 million, partially offset by a $1.6 million net increase in accrued expenses and accounts payable and a $2.2 million increase in income tax payable.

Investing Activities.

Net cash used in investing activities was $2.9 million for the first quarter of both fiscal year 2007 and 2006; the primary investing activity was for capital expenditures.  Capital expenditures in the first quarter of fiscal year 2007 included $2.0 million for a building expansion project for our Canadian manufacturing facility.  Capital expenditures for the first quarter of fiscal year 2006 included $2.3 million to purchase capital equipment, building and land lease improvements, related to the consolidation of Eimac into our Palo Alto facility.

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements.  In fiscal year 2007, ongoing capital expenditures, excluding expenditures of approximately $4.5 million for completion of the Canadian facility expansion, of which $2.0 million was spent in the first quarter of fiscal year 2007, are expected to be approximately $4.5 million.

Financing Activities.

Net cash used in financing activities was $4.7 million for the first quarter of fiscal year 2007, compared to net cash used in financing activities of $7.0 million for the first quarter of fiscal year 2006.  Financing activities for the first quarter of fiscal year 2007 consisted primarily of a $5.0 million term loan repayment in December 2006 using available operating cash. The $5.0 million term loan repayment included a $1.7 million required annual excess cash flow prepayment, described below, for fiscal year 2006 and an optional prepayment of $3.3 million.

For the first quarter of fiscal year 2006, CPI used the $10 million proceeds of the additional term loan borrowing to fund a portion of a special cash dividend of $17 million paid to the holders of CPI International’s common stock on December 15, 2005. The remainder of the dividend was financed from cash on hand.

Our senior credit facilities require an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities (“ECF”), multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less any optional prepayments made during the fiscal year. There was no ECF payment due for fiscal year 2005, and therefore, no ECF cash payment was made in the first quarter of fiscal year 2006.

Recently Released Accounting Pronouncements

In June 2006, the Emerging Issues Task Force reached a consensus, ratified by the Financial Accounting Standards Board (“FASB”) in June 2006, on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The primary focus of this Issue is to require the disclosure of the accounting policy for any tax assessed by a government authority that is directly imposed on a revenue producing transaction (i.e., gross or net basis) for each period for which an income statement is presented if those amounts are significant. We are required to adopt the provisions of Issue No. 06-3 beginning in the second quarter of fiscal 2007, and its adoption is not expected to have a material impact on our financial condition or results of operations.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of these financial statements and application of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results from current estimates.

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

As a result of our January 2004 merger, and our acquisition of Econco Broadcast Service, Inc. in October 2004, assets acquired and liabilities assumed were adjusted to reflect fair value, and the excess of the purchase price over the fair value was recorded as goodwill. At both December 29, 2006 and September 29, 2006, the carrying amount of goodwill as a result of these transactions was $147 million. Accounting for business combinations requires the allocation of purchase price to identifiable tangible and intangible assets and liabilities based upon their fair value. The allocation of purchase price is a matter of judgment and requires the use of estimates and fair value assumptions. The allocation of purchase price to finite-lived assets can have a significant impact on operating results because finite-lived assets are depreciated or amortized over their remaining useful lives.

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

At December 29, 2006 and September 29, 2006, the carrying amount of goodwill and other intangible assets, net was $222 million and $223 million, respectively. As of December 29, 2006, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At December 29, 2006 and September 29, 2006, the carrying amount of property, plant and equipment was $65 million and $64 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

At the beginning of fiscal year 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and Staff Accounting Bulletin No. 107, “Share-Based Payment,” for our existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. We will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options unless such options are modified.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. In the quarter ended December 29, 2006 and December 30, 2005, we recognized $0.2 million and zero in stock-based compensation expense, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk:  Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises $80.0 million in floating rate senior notes due in 2015 and a $37.5 million term loan, under our senior credit facilities, due in 2010. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the “Swap”) with a notional amount of $80.0 million to effectively convert the floating rate senior notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125.0 million of fixed rate 8% Notes. At December 29, 2006, the fair value of the unrealized gain on the Swap was $0.6 million, net of tax.

Foreign currency exchange risk:  Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. We have limited market risk exposure from foreign currency financial instruments. As of December 29, 2006, we had entered into Canadian dollar forward contracts for approximately $19.4 million (Canadian dollars), or 49% of estimated Canadian dollar denominated expenses over the next nine months, at an average rate of approximately $0.89 U.S. dollar to Canadian dollar. On January 2, 2007, the company entered into an additional hedge contract, increasing the Canadian dollar forward contracts to approximately 80% of estimated Canadian dollar denominated expenses over the next nine months, at an average rate of approximately $0.88 U.S. dollar to Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate to be approximately $0.5 million annually to operating income or approximately 1.9 cents to basic earnings per share and 1.7 cents to diluted earnings per share.

In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Net income in the first quarter of fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.1 million.  Net income in the first quarter of fiscal year 2006 includes a recognized gain from foreign currency forward contracts of $0.4 million.  At December 29, 2006, the fair value of the unrealized loss on Canadian dollar forward contracts was $0.3 million, net of tax.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006 includes a detailed discussion of our risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1	Employment Agreement, dated as of June 27, 2000, by and between Communications & Power Industries, Inc. and John R. Beighley

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.

Dated: February 12, 2007	/s/ O. Joe Caldarelli
O. Joe Caldarelli Chief Executive Officer

Dated: February 12, 2007	/s/ Joel A. Littman
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)