Form 10-Q
period 2007-03-30
CPI INTERNATIONAL, INC.
filed 2007-05-14
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

or

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
Yes   ☐      No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,314,032 shares of Common Stock, $.01 par value, at April 30, 2007.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data — unaudited)

	March 30, 2007	September 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$27,605	$30,153
Restricted cash	1,937	1,746
Accounts receivable, net	47,293	43,628
Inventories	56,910	54,031
Deferred tax assets	11,560	11,520
Prepaid and other current assets	3,658	3,080
Total current assets	148,963	144,158
Property, plant, and equipment, net	65,978	63,851
Deferred debt issue costs, net	8,917	9,644
Intangible assets, net	74,268	75,489
Goodwill	147,271	147,489
Other long-term assets	558	1,128
Total assets	$445,955	$441,759

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$—	$1,714
Accounts payable	20,629	19,101
Accrued expenses	23,312	23,269
Product warranty	5,525	5,958
Income taxes payable	6,050	10,693
Advance payments from customers	6,017	6,310
Total current liabilities	61,533	67,045
Deferred income taxes	29,613	29,933
Long-term debt, less current portion	241,808	245,067
Other long-term liabilities	60	41
Total liabilities	333,014	342,086
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000,000 shares authorized; 4,275,566 shares issued and outstanding) authorized; 16,291,889 and 16,049,577 shares issued and outstanding)	163	160
Additional paid-in capital	67,371	65,295
Accumulated other comprehensive income	273	679
Retained earnings	45,134	33,539
Total stockholders’ equity	112,941	99,673
Total liabilities and stockholders’ equity	$445,955	$441,759

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (in thousands, except share and per share data — unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Sales	$88,444	$86,929	$172,167	$169,308
Cost of sales	60,739	61,185	117,881	118,356
Gross profit	27,705	25,744	54,286	50,952
Operating costs and expenses:
Research and development	2,352	1,941	4,243	3,851
Selling and marketing	4,799	4,680	9,628	9,704
General and administrative	5,846	4,676	10,250	11,978
Amortization of acquisition-related intangible assets	546	546	1,094	1,094
Net loss on disposition of fixed assets	40	143	58	208
Total operating costs and expenses	13,583	11,986	25,273	26,835
Operating income	14,122	13,758	29,013	24,117
Interest expense, net	5,275	6,400	10,614	12,464
Income before income taxes	8,847	7,358	18,399	11,653
Income tax expense	3,087	3,013	6,804	5,093
Net income	$5,760	$4,345	$11,595	$6,560

Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(17)	(306)	(406)	(489)
Comprehensive income	$5,743	$4,039	$11,189	$6,071

Earnings per share - Basic	$0.35	$0.33	$0.72	$0.50
Earnings per share - Diluted	$0.32	$0.29	$0.66	$0.44

Shares used to compute earnings per share - Basic	16,253,522	13,078,954	16,161,149	13,078,954
Shares used to compute earnings per share - Diluted	17,730,318	14,784,947	17,646,457	14,776,514

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands — unaudited)

	Six Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities
Net cash provided by (used in) operating activities	$6,299	$(4,515)

Cash flows from investing activities
Expenses relating to sale of San Carlos property	—	(4)
Capital expenditures	(5,347)	(5,817)
Capitalized expenses relating to potential business acquisition	(119)	—
Net cash used in investing activities	(5,466)	(5,821)

Cash flows from financing activities
Proceeds from issuance of debt	—	10,000
Repayments of debt	(5,000)	—
Proceeds from issuance of common stock to employees	398	—
Proceeds from exercise of stock options	542	—
Payment of IPO financing costs	—	(1,374)
Stockholder distribution payments	—	(17,000)
Excess tax benefit on stock option exercises	679	—
Net cash used in financing activities	(3,381)	(8,374)

Net decrease in cash and cash equivalents	(2,548)	(18,710)
Cash and cash equivalents at beginning of period	30,153	26,511
Cash and cash equivalents at end of period	$27,605	$7,801

Supplemental cash flow disclosures
Cash paid for interest	$10,707	$12,378
Cash paid for taxes, net of refunds	$10,495	$4,607

See accompanying notes to the condensed consolidated financial statements.

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

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2007 comprises the 52-week period ending September 28, 2007 and fiscal year 2006 comprised the 52-week period ended September 29, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.

On May 3, 2006, the Company completed the initial public offering of its common stock (see Note 4 for further disclosure).

2.                                      Supplemental Balance Sheet Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts of $0.1 million and $0.5 million at March 30, 2007 and September 29, 2006, respectively.

Inventories: The following table provides details of inventories, net of reserves:

	March 30, 2007	September 29, 2006
Raw material and parts	$37,058	$35,160
Work in process	12,375	10,481
Finished goods	7,477	8,390
	$56,910	$54,031

Reserve for excess, slow moving and obsolete inventory: The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory:

	Six Months Ended
	March 30, 2007	March 31, 2006
Balance at beginning of period	$8,822	$8,655
Inventory provision, charged to cost of sales	540	473
Inventory write-offs	(218)	(151)
Balance at end of period	$9,144	$8,977

Reserve for loss contracts and cost in excess of market inventory: The following table summarizes the activity related to reserves for loss contracts and cost in excess of market inventory:

	Six Months Ended
	March 30, 2007	March 31, 2006
Balance at beginning of period	$1,702	$1,430
Provision for loss contracts and cost in excess of market inventory, charged to cost of sales	49	652
Credit to cost of sales upon revenue recognition	(453)	(629)
Balance at end of period	$1,298	$1,453

Product Warranty: The following table summarizes the activity related to product warranty:

	Six Months Ended
	March 30, 2007	March 31, 2006
Beginning accrued warranty	$5,958	$6,359
Accruals for product warranty, charged to cost of sales	2,374	2,738
Cost of warranty claims	(2,807)	(2,679)
Ending accrued warranty	$5,525	$6,418

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	March 30, 2007			September 29, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	$30,700	$(1,965)	$28,735	$30,700	$(1,659)	$29,041
VED Application Technology	19,800	(2,526)	17,274	19,800	(2,130)	17,670
X-ray Generator and Satcom ApplicationTechnology	8,000	(1,708)	6,292	8,000	(1,441)	6,559
Customer backlog	17,450	(17,450)	—	17,450	(17,450)	—
Land lease	11,810	(833)	10,977	11,810	(706)	11,104
Tradename	5,800	—	5,800	5,800	—	5,800
Customer list and programs	5,700	(565)	5,135	5,700	(451)	5,249
Noncompete agreement	110	(55)	55	110	(44)	66
	$99,370	$(25,102)	$74,268	$99,370	$(23,881)	$75,489

The estimated future amortization expense of purchased intangibles as of March 30, 2007, excluding the Company’s unamortized tradename, is as follows:

Fiscal Year	Amount
2007 (remaining six months)	$1,223
2008	2,446
2009	2,446
2010	2,424
2011	2,424
Thereafter	57,505
$68,468

Goodwill: The following table presents goodwill by reportable segment at March 30, 2007 and September 29, 2006:

	March 30, 2007	September 29, 2006
VED	$133,440	$133,637
Satcom Equipment	13,831	13,852
	$147,271	$147,489

The decrease in goodwill from September 29, 2006 to March 30, 2007 was due to an adjustment for tax benefits realized from the exercise of fully vested stock options that were acquired in a business combination.

3.                                      Long-Term Debt

Long-term debt comprises the following:

	March 30, 2007	September 29, 2006
Term loan, expiring 2010	$37,500	$42,500
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $692 and $719	79,308	79,281
	241,808	246,781
Less: Current portion	—	1,714
Long-term portion	$241,808	$245,067

Senior Credit Facility and Term Loan of CPI: In fiscal year 2004, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the “Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. As of March 30, 2007, the Company had no outstanding borrowings under the Revolver and $37.5 million outstanding under the Term Loan, after taking into account a $5.0 million Term Loan repayment in December 2006 using available operating cash. The $5.0 million Term Loan repayment included a $1.7 million ECF (as defined below) payment, and an optional prepayment of $3.3 million. In December 2005, CPI borrowed $10.0 million on the Term Loan to pay a dividend to CPI International. CPI International used the proceeds of that dividend to pay a portion of the special cash dividend of $17.0 million to its stockholders. Upon certain specified conditions, including compliance on a pro forma basis with the covenants in the Senior Credit Facility, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their assets.

Any borrowings under the Revolver would currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.75% per annum, or the Alternate Base Rate (“ABR”) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at March 30, 2007, the Company had letters of credit commitments for $3.8 million. The Term Loan borrowings currently bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of March 30, 2007 (1) the Term Loan borrowing consisted of one tranche of $5.5 million and one tranche of $32.0 million with interest payable on April 12, 2007 and April 23, 2007, each at 7.6% per annum, and (2) a Revolving commitment of $3.8 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

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

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s domestic subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and CPI’s subsidiaries must comply with: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation, each calculated on a consolidated basis for CPI and CPI’s subsidiaries. CPI International must also comply with a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio, each calculated on a consolidated basis for CPI International and its subsidiaries. As of March 30, 2007, CPI and CPI International were in compliance with all Senior Credit Facility financial covenants.

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

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due August 1, 2007 is approximately 11.15% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

 Debt Maturities: As of March 30, 2007, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	Floating Rate Senior Notes	8% Senior Subordinated Notes	Total
2007	$—	$—	$—	$—
2008	—	—	—	—
2009	—	—	—	—
2010	37,500	—	—	37,500
2011	—	—	—	—
Thereafter	—	80,000	125,000	205,000
	$37,500	$80,000	$125,000	$242,500

4.                                      Stockholders’ Equity

Common and Preferred Stock: On April 7, 2006, the Company amended and restated its certificate of incorporation to provide for 90,000,000 authorized shares of common stock, par value $0.01 per share, and 10,000,000 authorized shares of preferred stock, par value $0.01 per share. The holder of each share of common stock has the right to one vote. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 30, 2007 and September 29, 2006, there were no shares of preferred stock outstanding.

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

2006 ESPP: The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase. The initial 2006 ESPP offering period began on July 1, 2006; the participants’ purchase price for CPI International, Inc. common stock will be 85% of the closing market price on the last trading day of each quarter.

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

Stock Options: A summary of the Company’s stock option activity as of March 30, 2007, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	3,163,057	$4.51
Granted	291,000	14.28
Exercised	(206,949)	2.62
Forfeited	(31,141)	10.03
Outstanding at March 30, 2007	3,215,967	$5.47	7.05	$44,232
Vested and expected to vest at March 30, 2007	3,188,743	$5.41	7.04	$44,028
Exercisable at March 30, 2007	2,308,489	$3.00	6.48	$37,448

The grant date fair value of awards granted during the first six months of fiscal year 2007 was estimated as of the date of grant using the Black-Scholes options pricing model, assuming no expected dividends and the following ranges of assumptions:

Expected term (in years)	5.99 — 6.25
Expected volatility	49.33%
Risk-free rate	4.56% — 4.73%
Grant date fair value	$7.66 — $9.07

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

Cash received from option exercises under all share-based payment arrangements during the first six months of fiscal year 2007 was $0.5 million. The total intrinsic value of options exercised was $2.7 million during the first six months of fiscal year 2007. There were no options granted or exercised during the first six months of fiscal year 2006.

As of March 30, 2007, there was approximately $4.2 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

Restricted Stock Awards: There were 11,466 and 9,999 shares of restricted stock granted to directors outstanding as of March 30, 2007 and September 29, 2006, respectively. The restricted stock awards vest over periods of one to three years and have a 10 year contractual life.

A summary of the status of the Company’s nonvested restricted stock awards as of March 30, 2007, and changes during the six months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 29, 2006	9,999	$18.00
Granted	7,022	17.09
Vested	(5,555)	18.00
Forfeited	—	—
Nonvested at March 30, 2007	11,466	$17.44

As of March 30, 2007, there was $0.2 million of total unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.6 years.

Share-Based Compensation Cost: There was no unrecognized compensation cost relating to stock options outstanding at the beginning of fiscal year 2006 and no stock options were granted during the first six months of fiscal year 2006. Therefore, there was no share-based compensation cost in the first six months of fiscal year 2006. Total share-based compensation cost for the Company’s stock plans in the first six months of fiscal year 2007 comprise the following:

Six Months Ended March 30, 2007
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$102
Research and development	26
Selling and marketing	51
General and administrative	314
$493
Share-based compensation cost capitalized in inventory	$107
Share-based compensation cost remaining in inventory at end of period	$36
Share-based compensation expense by type of award:
Stock options	$435
Restricted stock	58
$493

6.                                      Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of March 30, 2007, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $21.5 million; the last forward contract expires on December 17, 2007. At March 30, 2007 and September 29, 2006, the fair value of foreign currency forward contracts was a net liability of $0.2 million and an asset of $0.1 million, respectively, and the unrealized (loss) gain was $(0.1) million and $8 thousand, net of related tax expense, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “Accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized loss in operating earnings within the next twelve months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in General and Administrative in the condensed consolidated statements of operations. The time value was not material for first six months of fiscal years 2007 and 2006. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the condensed consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first six months of fiscal years 2007 and 2006. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the condensed consolidated statements of operations. Net income in the first six months of fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.1 million. Net income in the first six months of fiscal year 2006 includes a recognized gain from foreign currency forward contracts of $1.0 million.

In April 2005, the Company expanded its use of derivatives to hedge the interest rate exposure associated with the FR Notes. On April 15, 2005, the Company entered into an $80 million interest rate swap contract (“the Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. In fiscal year 2005, the Company deposited $1.0 million as collateral for the Swap; the amount of collateral fluctuates based on the fair value of the Swap. In fiscal year 2006, the Company received a $0.5 million refund of the Swap collateral. The Swap collateral remaining is reported as Prepaid and Other Current Assets in the accompanying condensed consolidated balance sheets as of March 30, 2007, and as Other Long-term Assets as of September 29, 2006. The unrealized gains and losses from the Swap are included in “Accumulated other comprehensive income” in the condensed consolidated balance sheets. The ineffective portion of the Swap was not significant, and the interest rate swap gain or loss are included in the assessment of hedge effectiveness. At March 30, 2007 and September 29, 2006, the fair value of the Swap was an asset of $0.7 million and $1.1 million, respectively, and the unrealized gain, net of related tax expense, was $0.4 million and $0.7 million, respectively.

7.                                      Income Taxes

The Company’s effective tax rate was approximately 37% and 44% for the first six months of fiscal year 2007 and 2006, respectively. The lower effective income tax rate in the first six months of fiscal year 2007 was primarily due to a change in filing position that was made in the third quarter of fiscal year 2006 as a result of foreign income tax planning activities, discrete tax benefits related to prior year foreign tax filings and lower effective income tax rates in the first six months of fiscal year 2007 in certain foreign jurisdictions primarily due to decreases in the Canadian statutory tax rates. The effective tax rate for the first six months of fiscal year 2006 included a $0.3 million charge attributable to the fourth quarter of fiscal year 2005 consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that was no longer required. Without the correction to the overstatement of tax benefits, the Company’s effective tax rate for the first six months of fiscal year 2006 would have been approximately 41%.

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

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Weighted average shares outstanding - Basic	16,253,522	13,078,954	16,161,149	13,078,954
Effect of dilutive stock options and restricted stock awards	1,476,796	1,705,993	1,485,308	1,697,560
Weighted average shares outstanding - Diluted	17,730,318	14,784,947	17,646,457	14,776,514

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Sales from external customers
VED	$72,216	$69,597	$139,191	$132,793
Satcom equipment	16,228	17,332	32,976	36,515
	$88,444	$86,929	$172,167	$169,308
Intersegment product transfers
VED	$4,582	$6,476	$9,705	$12,684
Satcom equipment	9	2	9	2
	$4,591	$6,478	$9,714	$12,686
EBITDA
VED	$17,932	$17,396	$35,516	$33,461
Satcom equipment	1,121	1,961	2,618	4,852
Other	(2,743)	(3,304)	(4,739)	(9,745)
	$16,310	$16,053	$33,395	$28,568

Amounts not reported as VED or satcom equipment are reported as other. Other consists primarily of corporate operating expenses and certain other expenses that are managed by the corporate organization, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The first six months of fiscal year 2006 included non-recurring expenses for a special bonus of $3.25 million and expenses of $2.5 million related to the relocation of the Company’s Eimac operations from its former San Carlos, California facility to its nearby Palo Alto, California and Mountain View, California facilities. The special bonus was paid to employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in Company value.

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

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Net income	$5,760	$4,345	$11,595	$6,560
Depreciation and amortization	2,188	2,295	4,382	4,451
Interest expense, net	5,275	6,400	10,614	12,464
Income tax expense	3,087	3,013	6,804	5,093
EBITDA	$16,310	$16,053	$33,395	$28,568

Geographic sales by customer location were as follows for external customers:

	Three Months Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
United States	$52,577	$57,207	$102,081	$108,207
All foreign countries	35,867	29,722	70,086	61,101
Total sales	$88,444	$86,929	$172,167	$169,308

Net property, plant and equipment by geographic area was as follows:

	March 30, 2007			September 29, 2006
	Cost	Accumulated Depreciation and Amortization	Net Property, Plant and Equipment	Cost	Accumulated Depreciation and Amortization	Net Property, Plant and Equipment
United States	$66,154	$(13,995)	$52,159	$64,527	$(11,221)	$53,306
Canada	15,534	(1,763)	13,771	11,915	(1,440)	10,475
Other	175	(127)	48	177	(107)	70
Total	$81,863	$(15,885)	$65,978	$76,619	$(12,768)	$63,851

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the first six months of fiscal years 2007 and 2006. Direct sales to the United States Government were $29.0 million and $27.8 million for first six months of fiscal years 2007 and 2006, respectively. Accounts receivable from this customer represented 14% of consolidated accounts receivable as of March 30, 2007 and September 29, 2006.

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

10.                               Sale of San Carlos Assets

In February 2003, the Company entered into an agreement to sell the land and close its facilities located in San Carlos, California to consolidate the Company’s Eimac operations into the Company’s existing facility in nearby Palo Alto, California. In September 2006, the sale was completed. The aggregate sales proceeds were $24.8 million, of which $11.3 million was received in September 2006 and $13.5 million was received as advance payments in fiscal 2004. The Company had total selling costs of

$1.3 million related to the sale of the San Carlos property. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building’s net book value of approximately $23.5 million, resulted in no gain or loss on the sale.

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

12.                               Recently Released Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company will be required to adopt FIN 48 in fiscal year 2008 and is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will be required to adopt SFAS No. 157 in fiscal year 2008 and is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company will be required to adopt SFAS No. 158 in the fourth quarter of fiscal year 2007 and is currently evaluating the impact, if any, that the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company will be required to adopt SAB No. 108 in the fourth quarter of fiscal year 2007 and believes at this time that the adoption of SAB No. 108 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal year 2009. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

13.                               Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent or CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 30, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$516	$25,113	$508	$1,468	$—	$27,605
Restricted cash	—	—	1,160	777	—	1,937
Accounts receivable, net	—	24,103	8,048	15,142	—	47,293
Inventories	—	38,825	2,539	16,197	(651)	56,910
Deferred tax assets	—	10,954	3	865	(262)	11,560
Intercompany receivable	—	27,631	1,955	—	(29,586)	—
Prepaid and other current assets	1,239	1,622	331	729	(263)	3,658
Total current assets	1,755	128,248	14,544	35,178	(30,762)	148,963
Property, plant and equipment, net	—	49,327	2,845	13,806	—	65,978
Deferred debt issue costs, net	3,010	5,907	—	—	—	8,917
Intangible assets, net	—	59,107	6,590	8,571	—	74,268
Goodwill	—	93,160	5,848	48,263	—	147,271
Other long-term assets	—	558	—	—	—	558
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	219,037	61,789	—	—	(280,826)	—
Total assets	$223,802	$399,131	$29,827	$105,818	$(312,623)	$445,955

Liabilities and stockholders’ equity
Accounts payable	$192	$12,535	$554	$7,348	$—	$20,629
Accrued expenses	1,320	16,239	702	5,051	—	23,312
Product warranty	—	3,159	225	2,141	—	5,525
Deferred income taxes	262	—	—	—	(262)	—
Income taxes payable	—	—	379	5,934	(263)	6,050
Advance payments from customers	—	2,865	1,519	1,633	—	6,017
Intercompany payable	28,396	—	—	1,190	(29,586)	—
Total current liabilities	30,170	34,798	3,379	23,297	(30,111)	61,533
Deferred income taxes	—	23,813	—	5,800	—	29,613
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,308	162,500	—	—	—	241,808
Other long-term liabilities	—	60	—	—	—	60
Total liabilities	109,478	221,171	3,379	30,132	(31,146)	333,014
Common stock	163	—	—	—	—	163
Parent investment	—	120,610	22,228	57,632	(200,470)	—
Additional paid-in capital	67,371	—	—	—	—	67,371
Accumulated other comprehensive income	273	(154)	—	(95)	249	273
Retained earnings	46,517	57,504	4,220	18,149	(81,256)	45,134
Net stockholders’ equity	114,324	177,960	26,448	75,686	(281,477)	112,941
Total liabilities and stockholders’ equity	$223,802	$399,131	$29,827	$105,818	$(312,623)	$445,955

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 29, 2006

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$139	$28,299	$290	$1,425	$—	$30,153
Restricted cash	—	—	941	805	—	1,746
Accounts receivable, net	—	22,642	7,132	13,854	—	43,628
Inventories	—	34,659	2,215	18,540	(1,383)	54,031
Deferred tax assets	—	10,703	3	814	—	11,520
Intercompany receivable	—	27,988	2,748	—	(30,736)	—
Prepaid and other current assets	887	1,238	165	790	—	3,080
Total current assets	1,026	125,529	13,494	36,228	(32,119)	144,158
Property, plant and equipment, net	—	50,344	2,982	10,525	—	63,851
Deferred debt issue costs, net	3,123	6,521	—	—	—	9,644
Intangible assets, net	—	59,901	6,715	8,873	—	75,489
Goodwill	—	93,378	5,848	48,263	—	147,489
Other long-term assets	731	397	—	—	—	1,128
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	204,778	55,247	—	—	(260,025)	—
Total assets	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,714	$—	$—	$—	$1,714
Accounts payable	199	9,667	490	8,745	—	19,101
Accrued expenses	1,298	16,130	921	4,920	—	23,269
Product warranty	—	3,506	204	2,248	—	5,958
Income taxes payable	—	4,778	204	5,711	—	10,693
Advance payments from customers	—	3,451	909	1,950	—	6,310
Intercompany payable	27,744	—	—	2,992	(30,736)	—
Total current liabilities	29,241	39,246	2,728	26,566	(30,736)	67,045
Deferred income taxes	447	23,578	—	5,908	—	29,933
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,281	165,786	—	—	—	245,067
Other long-term liabilities	—	41	—	—	—	41
Total liabilities	108,969	228,651	2,728	33,509	(31,771)	342,086
Common stock	160	—	—	—	—	160
Parent investment	—	120,705	22,228	57,536	(200,469)	—
Additional paid-in capital	65,295	—	—	—	—	65,295
Accumulated other comprehensive income	679	8	—	(23)	15	679
Retained earnings	34,555	42,988	4,083	12,867	(60,954)	33,539
Net stockholders’ equity	100,689	163,701	26,311	70,380	(261,408)	99,673
Total liabilities and stockholders’ equity	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 30, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$56,666	$16,351	$34,143	$(18,716)	$88,444
Cost of sales	—	40,211	13,642	26,255	(19,369)	60,739
Gross profit	—	16,455	2,709	7,888	653	27,705
Operating costs and expenses:
Research and development	—	902	—	1,450	—	2,352
Selling and marketing	—	2,015	869	1,915	—	4,799
General and administrative	—	4,402	515	929	—	5,846
Amortization of acquisition-related intangible assets	—	334	62	150	—	546
Net loss on disposition of assets	—	17	—	23	—	40
Total operating costs and expenses	—	7,670	1,446	4,467	—	13,583
Operating income	—	8,785	1,263	3,421	653	14,122
Interest expense (income), net	2,072	3,328	(9)	(116)	—	5,275
(Loss) income before income tax expense and equity in income of subsidiaries	(2,072)	5,457	1,272	3,537	653	8,847
Income tax (benefit) expense	(787)	2,650	356	868	—	3,087
Equity in income of subsidiaries	7,045	4,238	—	—	(11,283)	—
Net income	$5,760	$7,045	$916	$2,669	$(10,630)	$5,760

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2006

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$56,580	$16,101	$34,148	$(19,900)	$86,929
Cost of sales	—	42,238	13,241	25,797	(20,091)	61,185
Gross profit	—	14,342	2,860	8,351	191	25,744
Operating costs and expenses:
Research and development	—	842	—	1,099	—	1,941
Selling and marketing	—	1,933	974	1,773	—	4,680
General and administrative	—	1,784	435	2,457	—	4,676
Amortization of acquisition-related intangible assets	—	334	62	150	—	546
Net loss on disposition of assets	—	143	—	—	—	143
Total operating costs and expenses	—	5,036	1,471	5,479	—	11,986
Operating income	—	9,306	1,389	2,872	191	13,758
Interest expense (income), net	2,052	4,339	(4)	13	—	6,400
(Loss) income before income tax expense and equity in income of subsidiaries	(2,052)	4,967	1,393	2,859	191	7,358
Income tax (benefit) expense	(821)	2,539	390	905	—	3,013
Equity in income of subsidiaries	5,576	3,148	—	—	(8,724)	—
Net income	$4,345	$5,576	$1,003	$1,954	$(8,533)	$4,345

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 30, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$108,031	$30,931	$68,686	$(35,481)	$172,167
Cost of sales	—	75,706	25,707	52,681	(36,213)	117,881
Gross profit	—	32,325	5,224	16,005	732	54,286
Operating costs and expenses:
Research and development	—	1,545	—	2,698	—	4,243
Selling and marketing	—	3,984	1,698	3,946	—	9,628
General and administrative	—	8,093	722	1,435	—	10,250
Amortization of acquisition-related intangible assets	—	668	125	301	—	1,094
Net loss on disposition of assets	—	17	—	41	—	58
Total operating costs and expenses	—	14,307	2,545	8,421	—	25,273
Operating income	—	18,018	2,679	7,584	732	29,013
Interest expense (income), net	4,120	6,619	(15)	(110)	—	10,614
(Loss) income before income tax expense and equity in income of subsidiaries	(4,120)	11,399	2,694	7,694	732	18,399
Income tax (benefit) expense	(1,566)	5,221	737	2,412	—	6,804
Equity in income of subsidiaries	14,149	7,971	—	—	(22,120)	—
Net income	$11,595	$14,149	$1,957	$5,282	$(21,388)	$11,595

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 31, 2006

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$108,583	$29,042	$68,956	$(37,273)	$169,308
Cost of sales	—	80,526	23,942	51,266	(37,378)	118,356
Gross profit	—	28,057	5,100	17,690	105	50,952
Operating costs and expenses:
Research and development	—	1,686	—	2,165	—	3,851
Selling and marketing	—	4,098	1,843	3,763	—	9,704
General and administrative	—	6,570	734	4,674	—	11,978
Amortization of acquisition-related intangible assets	—	668	125	301	—	1,094
Net loss on disposition of assets	—	172	—	36	—	208
Total operating costs and expenses	—	13,194	2,702	10,939	—	26,835
Operating income	—	14,863	2,398	6,751	105	24,117
Interest expense (income), net	4,100	8,346	(9)	27	—	12,464
(Loss) income before income tax expense and equity in income of subsidiaries	(4,100)	6,517	2,407	6,724	105	11,653
Income tax (benefit) expense	(1,640)	3,779	696	2,258	—	5,093
Equity in income of subsidiaries	9,020	6,282	—	—	(15,302)	—
Net income	$6,560	$9,020	$1,711	$4,466	$(15,197)	$6,560

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(563)	$2,888	$239	$3,735	$—	$6,299
Cash flows from investing activities
Capital expenditures	—	(1,634)	(21)	(3,692)	—	(5,347)
Capitalized expenses relating to potential business acquisition	—	(119)	—	—	—	(119)
Net cash used in investing activities	—	(1,753)	(21)	(3,692)	—	(5,466)
Cash flows from financing activities
Repayments of debt	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of common stock to employees	398	—	—	—	—	398
Proceeds from exercise of stock options	542	—	—	—	—	542
Excess tax benefit on stock option exercises	—	679	—	—	—	679
Net cash provided by (used in) financing activities	940	(4,321)	—	—	—	(3,381)
Net increase (decrease) in cash and cash equivalents	377	(3,186)	218	43	—	(2,548)
Cash and cash equivalents at beginning of period	139	28,299	290	1,425	—	30,153
Cash and cash equivalents at end of period	$516	$25,113	$508	$1,468	$—	$27,605

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 31, 2006

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,116)	$(4,158)	$22	$1,737	$—	$(4,515)
Cash flows from investing activities
Expenses relating to sale of San Carlos property	—	(4)	—	—	—	(4)
Capital expenditures	—	(5,009)	(79)	(729)	—	(5,817)
Net cash used in investing activities	—	(5,013)	(79)	(729)	—	(5,821)
Cash flows from financing activities
Proceeds from issuance of debt	—	10,000	—	—	—	10,000
Payment of IPO financiing costs	(1,374)	—	—	—	—	(1,374)
Stockholder distribution payments	(17,000)	—	—	—	—	(17,000)
Intercompany dividends	20,459	(20,459)	—	—	—	—
Net cash provided by (used in) financing activities	2,085	(10,459)	—	—	—	(8,374)
Net (decrease) increase in cash and cash equivalents	(31)	(19,630)	(57)	1,008	—	(18,710)
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$2	$5,898	$266	$1,635	$—	$7,801

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

Eimac Relocation

We began the relocation of our Eimac operations (“Eimac”) from our former San Carlos, California facility to our nearby Palo Alto, California and Mountain View, California facilities during fiscal year 2005. On June 1, 2006, we made organizational changes and consolidated the operating activities of Eimac into our Microwave Power Products division, which also operates in our Palo Alto facility. The integration of Eimac into our Palo Alto operations was completed in January 2007.

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

The Eimac relocation negatively impacted Eimac orders and sales for the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2007. During the first six months of fiscal year 2006, we incurred move related expenses and Eimac experienced unfavorable overhead absorption and manufacturing variances due to the reduction in sales volume and relocation disruptions. By the first quarter of fiscal year 2007, orders and sales rates for Eimac had recovered to near their historical levels.

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

Our orders by market for the first six months of fiscal years 2007 and 2006 are summarized as follows (dollars in millions):

	Six Months Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar	$66.7	36%	$64.3	37%	$2.4	4%
Electronic Warfare	9.6	5	9.7	6	(0.1)	(1)
Medical	36.8	20	33.7	20	3.1	9
Communications	54.6	30	52.1	30	2.5	5
Industrial	10.6	6	9.7	6	0.9	9
Scientific	5.9	3	2.6	1	3.3	127
Total	$184.2	100%	$172.1	100%	$12.1	7%

Explanations for the order increase or decrease by market for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006 are as follows:

•                  Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program. On a combined basis, orders for the radar and electronic warfare markets increased from an aggregate of $74.0 million in the first six months of fiscal year 2006 to an aggregate of $76.3 million in the first six months of fiscal year 2007. This approximate 3% overall increase in orders for these markets on a combined basis is consistent with our expectations of overall low single digit percentage average long-term annual growth in these markets taken on a combined basis.

•                  Medical: The increase in medical orders from the first six months of fiscal year 2006 to the first six months of fiscal year 2007 resulted from continued increases in orders for our magnetic resonance imaging (“MRI”) products due to growth in the number of MRI systems on which we have products, increases in orders for products used in radiation therapy for the treatment of cancer and increases in orders for our x-ray generators due to growth in the overall market and our share of this market. These increases were partially offset by a period-over-period decrease due to a change in the timing of booking orders for x-ray generators for a large customer.  Previously, we booked orders for x-ray generators for this customer on a quarterly basis, but as of September 2006, we began to book orders for this customer on an annual basis.  As a result of this timing change, orders for x-ray generators for this customer decreased $1.4 million in the first six months of fiscal year 2007 as compared to the first six months of fiscal year 2006.  The annual order we booked in September 2006 was the largest order we had ever received from this customer for our medical imaging products.

•                  Communications: The increase in communications orders was primarily attributable to a $2.3 million increase in orders to mostly foreign customers for newer types of amplifiers used for news gathering and mobile applications. In addition, the first six months of fiscal year 2007, in comparison to the first six months of fiscal year 2006, included a $1.4 million increase in orders for our traditional amplifiers for U.S. and foreign broadcast network applications, as well as foreign direct-to-home broadcast applications. These increases were partially offset by a decrease in orders for our newer types of amplifiers for certain programs for North American direct-to-home broadcast and military satellite communications applications, due to the timing of orders for these programs.

•                  Industrial: Orders in the industrial market, one of our smallest markets, are cyclical and generally reflect the performance of the overall economy. The increase in industrial orders was primarily attributable to the timing of orders for products used in the dielectric heating, instrumentation and semiconductor markets.

•                  Scientific: Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The increase in scientific orders was primarily the result of orders for products for the Spallation Neutron Source at Oakridge National Laboratory.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of March 30, 2007, we had an order backlog of $200.7 million compared to an order backlog of $197.7 million as of March 31, 2006. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

Quarter Ended March 30, 2007 Compared to Quarter Ended March 31, 2006

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	March 30, 2007		March 31, 2006
	Amount	% of Sales	Amount	% of Sales
Sales	$88.4	100.0%	$86.9	100.0%
Cost of sales	60.7	68.7	61.2	70.4
Gross profit	27.7	31.3	25.7	29.6
Research and development	2.4	2.7	1.9	2.2
Selling and marketing	4.8	5.4	4.7	5.4
General and administrative	5.8	6.6	4.7	5.4
Amortization of acquisition- related intangibles	0.5	0.6	0.5	0.6
Net loss on disposition of assets	—	0.0	0.1	0.1
Operating income	14.1	16.0	13.8	15.9
Interest expense, net	5.3	6.0	6.4	7.4
Income before taxes	8.8	10.0	7.4	8.5
Income tax expense	3.1	3.5	3.0	3.5
Net income	$5.8	6.6%	$4.3	5.0%
Other Data:
EBITDA (a)	$16.3	18.4%	$16.1	18.5%

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

For a reconciliation of EBITDA to Net Income, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the second quarter of fiscal years 2007 and 2006 are summarized as follows (dollars in millions):

	Quarter Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar	$29.2	33%	$30.3	35%	$(1.1)	(4)%
Electronic Warfare	7.1	8	7.3	8	(0.2)	(3)
Medical	17.0	19	14.1	16	2.9	21
Communications	27.0	31	28.6	33	(1.6)	(6)
Industrial	6.4	7	5.3	6	1.1	21
Scientific	1.7	2	1.3	2	0.4	31
Total	$88.4	100%	$86.9	100%	$1.5	2%

Sales for the second quarter of fiscal year 2007 of $88.4 million were $1.5 million, or 2%, higher than sales of $86.9 million for the second quarter of fiscal year 2006. Explanations for the sales increase or decrease by market are as follows:

•                  Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. On a combined basis, sales for these two markets decreased approximately 3%, due primarily to the timing of orders and sales for certain radar programs. Management believes that, on a combined basis, these markets will experience low single digit percentage average long-term annual growth.

•                  Medical: The 21% increase in sales of our medical imaging and radiation therapy products was due to increased sales of our products used in x-ray imaging, MRI and in radiation therapy for the treatment of cancer. In the second quarter of fiscal year 2007, sales of x-ray generators to U.S. and foreign customers increased $1.1 million, including an increase of $0.8 million in sales of x-ray generators for linear accelerators for the treatment of cancer, as compared to the second quarter of fiscal year 2006. Shipments of our medical imaging products used in MRI also increased in comparison to the second quarter of fiscal year 2006 due to an increase in sales of replacement products, or spares, resulting from growth in the number of MRI systems on which we have products. Sales of products used in radiation therapy for the treatment of cancer increased $0.7 million.

•                  Communications: The decrease in sales in the communications market was primarily the result of the cyclical nature of the direct-to-home broadcast applications market. Shipments of our traditional satellite communications amplifiers for direct-to-home broadcast applications were $3.1 million lower in the second quarter of fiscal year 2007 than in the second quarter of fiscal year 2006. Shipments of traditional amplifiers to an Indian government agency for a one-time application totaling $0.8 million in the second quarter of fiscal year 2006 were not expected to, and did not, repeat during the second quarter of fiscal year 2007. In addition, shipments to a foreign customer for a communications system decreased $0.6 million. These decreases were partially offset by a $3.2 million increase in shipments of our newer satellite communications products to U.S. and foreign customers, including increases in shipments of newer types of amplifiers that are also used in U.S. and foreign direct-to-home broadcast applications, U.S. military satellite communications applications and foreign satellite news gathering or mobile applications.

•                  Industrial: The increase in industrial sales was primarily due to increased demand for power supplies for the semiconductor market and vacuum electron devices for the dielectric heating and instrumentation markets. In addition, the timing of shipments for a foreign military aircraft test system positively impacted sales in the second quarter of fiscal year 2007.

•                  Scientific: Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The primary contributor to the increase in scientific sales was an increase in product sales for various accelerator and fusion applications.

Gross Profit. Gross profit was $27.7 million, or 31.3% of sales, for the second quarter of fiscal year 2007 as compared to $25.7 million, or 29.6% of sales, in the second quarter of fiscal year 2006. The second quarter of fiscal year 2006 included non-recurring expenses of approximately $2.3 million for move-related expenses, including unfavorable overhead absorption and manufacturing variances, for Eimac. The second quarter of fiscal year 2007, as compared to the second quarter of fiscal year 2006, was favorably impacted by higher sales and a favorable mix of products with higher gross margins and was unfavorably impacted by approximately $1.1 million due to increases in our Canadian denominated manufacturing expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006.

Research and Development. Research and development expenses were $2.4 million, or 2.7% of sales, for the second quarter of fiscal year 2007, a $0.5 million increase from $1.9 million, or 2.2% of sales, for the second quarter of fiscal year 2006.  The increase in research and development expenses was primarily due to additional investment in the development of new medical diagnostic imaging products and vacuum electron device products for radar, electronic warfare and satellite communication markets.

Selling and Marketing. Selling and marketing expenses were $4.8 million, or 5.4% of sales, for the second quarter of fiscal year 2007, a $0.1 million increase from the $4.7 million, or 5.4% of sales, for the second quarter of fiscal year 2006. Selling and marketing expenses as a percent of sales for the second quarter of fiscal year 2007 were similar to the second quarter of fiscal year 2006.

General and Administrative. General and administrative expenses were $5.8 million, or 6.6% of sales, for the second quarter of fiscal year 2007, a $1.1 million increase from the $4.7 million, or 5.4% of sales, for the second quarter of fiscal year 2006. The increase in general and administrative expenses in the second quarter of fiscal year 2007 was primarily due to incremental expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and additional expenses as a result of becoming a publicly traded company in April 2006. In addition, general and administrative expenses for the second quarter of fiscal year 2007 includes $0.3 million for expenses associated with the evaluation of certain potential acquisition candidates and $0.2 million for stock-based compensation expenses. The second quarter of fiscal year 2006 did not include any acquisition-related expenses or stock-based compensation expense.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.5 million for both the second quarter of fiscal year 2007 and the second quarter of fiscal year 2006.

Interest Expense, net (“Interest Expense”). Interest Expense of $5.3 million for the second quarter of fiscal year 2007 was $1.1 million lower than interest expense of $6.4 million for the second quarter of fiscal year 2006. The reduction in interest expense in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 was primarily due to the lower debt levels resulting from term loan prepayments of $5.0 million in December 2006, and $47.5 million in May 2006 using the proceeds from the IPO of our common stock.

Income Tax Expense. We recorded an income tax provision of $3.1 million and $3.0 million for the second quarter of fiscal years 2007 and 2006, respectively. Our effective tax rate was approximately 35% for the second quarter of fiscal year 2007 as compared to approximately 41% for the second quarter of fiscal year 2006. The lower effective income tax rate in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 is primarily due to a change in filing position that was implemented in the third quarter of fiscal year 2006 as a result of foreign income tax planning activities, discrete tax benefits related to prior year foreign tax filings and lower effective income tax rates in fiscal year 2007 in certain foreign jurisdictions, including Canada.

Net Income. Net income was $5.8 million, or 6.6% of sales, for the second quarter of fiscal year 2007 as compared to $4.3 million, or 5.0% of sales, in the second quarter of fiscal year 2006. The increase in net income in the second quarter of fiscal year 2007 was due primarily to lower interest expense, the absence of move-related expenses and the impact of a lower effective tax rate in the current quarter; offset by increases in our Canadian dollar denominated expenses in the current quarter resulting from the expiration of favorable foreign currency hedge contracts in March 2006, and higher acquisition-related and public company expenses such as for Sarbanes-Oxley compliance in fiscal year 2007.

EBITDA. EBITDA was $16.3 million, or 18.4% of sales, for the second quarter of fiscal year 2007 as compared to $16.1 million, or 18.5% of sales, in the second quarter of fiscal year 2006. The increase in the second quarter of fiscal year 2007 was primarily due to the absence of move-related expenses of $2.7 million, including unfavorable overhead absorption and manufacturing variances for the Eimac relocation, higher sales and a favorable mix of products with higher gross margins in the current quarter; offset by increases of $1.4 million in our Canadian dollar denominated expenses in the second quarter of fiscal year 2007 due to the expiration of favorable foreign currency hedge contracts in March 2006, and higher acquisition-related and public company expenses such as for Sarbanes-Oxley compliance in fiscal year 2007.

Six Months Ended March 30, 2007 Compared to Six Months Ended March 31, 2006

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended
	March 30, 2007		March 31, 2006
	Amount	% of Sales	Amount	% of Sales
Sales	$172.2	100.0%	$169.3	100.0%
Cost of sales (a)	117.9	68.5	118.4	69.9
Gross profit	54.3	31.5	51.0	30.1
Research and development	4.2	2.4	3.9	2.3
Selling and marketing (a)	9.6	5.6	9.7	5.7
General and administrative (a)	10.3	6.0	12.0	7.1
Amortization of acquisition-related intangibles	1.1	0.6	1.1	0.6
Net loss on disposition of assets	0.1	0.1	0.2	0.1
Operating income	29.0	16.8	24.1	14.2
Interest expense, net	10.6	6.2	12.5	7.4
Income before taxes	18.4	10.7	11.7	6.9
Income tax expense	6.8	3.9	5.1	3.0
Net income	$11.6	6.7%	$6.6	3.9%
Other Data:
EBITDA (b)	$33.4	19.4%	$28.6	16.9%

Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)          The six months ended March 31, 2006 includes a special bonus expense (see “Special Bonus” below) of $3.25 million, allocated as follows: $0.3 million to cost of sales, $0.2 million to selling and marketing and $2.75 million to general and administrative.

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

For a reconciliation of EBITDA to Net Income, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the first six months of fiscal years 2007 and 2006 are summarized as follows (dollars in millions):

	Six Months Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar	$57.4	33%	$58.0	34%	$(0.6)	(1)%
Electronic Warfare	12.9	7	13.0	8	(0.1)	(1)
Medical	34.1	20	27.3	16	6.8	25
Communications	53.1	31	58.7	35	(5.6)	(10)
Industrial	11.4	7	9.7	6	1.7	18
Scientific	3.3	2	2.6	1	0.7	27
Total	$172.2	100%	$169.3	100%	$2.9	2%

Sales for the first six months of fiscal year 2007 of $172.2 million were $2.9 million, or 2%, higher than sales of $169.3 million for the first six months of fiscal year 2006. Explanations for the sales increase or decrease by market are as follows:

•                  Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. On a combined basis, sales for these two markets decreased slightly, totaling an aggregate of $71.0 million in the first six months of fiscal year 2006, as compared to an aggregate of $70.3 million in the first quarter of fiscal year 2007. The slight decline in combined sales was due primarily to the timing of orders and sales for certain radar programs. Management believes that, on a combined basis, these markets will experience low-to-mid single digit percentage average long-term annual growth.

•                  Medical: The 25% increase in sales of our medical imaging and radiation therapy products was primarily due to increased sales of our products used in MRI and in x-ray imaging. In the first six months of fiscal year 2007, as compared to the first six months of fiscal year 2006, sales of products used in MRI increased $2.3 million due to an increase in sales of replacement products, or spares, resulting from to growth in the number of MRI systems on which we have products. Sales of x-ray generators to U.S. and foreign customers increased $3.6 million, including a $2.0 million increase in sales of x-ray generators for the treatment of cancer.

•                  Communications: The decrease in sales in the communications market was primarily the result of the cyclical nature of the direct-to-home broadcast applications market. Shipments of traditional satellite communications amplifiers for North American direct-to-home broadcast applications were $9.2 million lower in the first six months of fiscal year 2007 than in the first six months of fiscal year 2006. Shipments of $1.3 million in satellite communications amplifiers to an Indian government agency for a one-time application in the first six months of fiscal year 2006 did not recur in the first six months of fiscal year 2007. In addition, shipments for U.S. and foreign military communications programs decreased $1.1 million and shipments to a foreign customer decreased $0.8 million; these decreases were due to purchases made for these programs in the first six months of fiscal year 2006 that have provided these programs with sufficient stores of our products for the time being. These decreases were partially offset by a $6.8 million increase in shipments of our newer satellite communications products to U.S. and foreign customers for various programs, including foreign satellite news gathering or mobile applications, direct-to-home broadcast applications and military satellite communications applications. These newer satellite communications products for the direct-to-home broadcast and military satellite communications applications were for the 30 gigahertz frequency band, or Ka-band, which is projected to be one of the major new satellite communications growth areas for both commercial and military applications.

•                  Industrial: The increase in industrial sales was primarily due to increased demand for power supplies for the semiconductor market and for vacuum electron devices for the dielectric heating and instrumentation markets.

•                  Scientific: Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The increase in sales in the first six months of fiscal year 2007 in comparison to the first six months of fiscal year 2006 was due to increased activity on a variety of scientific programs.

Gross Profit. Gross profit was $54.3 million, or 31.5% of sales, for the first six months of fiscal year 2007 as compared to $51.0 million, or 30.1% of sales, in the first six months of fiscal year 2006. The first six months of fiscal year 2006 included non-recurring expenses of approximately $3.8 million for move-related expenses, including unfavorable overhead absorption and manufacturing variances, for Eimac. The first six months of fiscal year 2007, as compared to the first six months of fiscal year 2006, were favorably impacted by higher sales and a favorable mix of products with higher gross margins and were unfavorably impacted by approximately $2.2 million due to increases in our Canadian denominated manufacturing expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006 and the impact of the weaker U.S. dollar in the first six months of fiscal year 2007 compared to the first six months of 2006.

Research and Development. Research and development expenses were $4.2 million, or 2.4% of sales, for the first six months of fiscal year 2007, a $0.3 million increase from $3.9 million, or 2.3% of sales, for the first six months of fiscal year 2006.  The increase in research and development expenses was primarily due to additional investment in the growth of medical diagnostic imaging products and VED products for radar, electronic warfare and satellite communication markets. Total spending on research and development, including company-sponsored amounts charged to research and development, and customer-sponsored amounts charged to cost of sales, increased from $7.0 million, or 4.1% of sales, to $7.5 million, or 4.4% of sales, in the first six months of fiscal years 2006 and 2007, respectively.

Selling and Marketing. Selling and marketing expenses were $9.6 million, or 5.6% of sales, for the first six months of fiscal year 2007, a $0.1 million decrease from the $9.7 million, or 5.7% of sales, for the first six months of fiscal year 2006. Selling and marketing expenses for the first six months of fiscal year 2006 included $0.2 million of the special bonus, discussed below.

General and Administrative. General and administrative expenses were $10.3 million, or 6.0% of sales, for the first six months of fiscal year 2007, a $1.7 million decrease from the $12.0 million, or 7.1% of sales, for the first six months of fiscal year 2006. The first six months of fiscal year 2006 included $2.75 million of the special bonus, discussed below, and relocation expenses of $0.3 million for Eimac. The first six months of fiscal year 2007 includes incremental expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and additional expenses as a result of becoming a publicly traded company in April 2006.  In addition, general and administrative expenses for the first six months of fiscal year 2007 includes $0.5 million for expenses associated with the evaluation of certain potential acquisition candidates and $0.3 million for stock-based compensation expenses. The first six months of fiscal year 2006 did not include any acquisition-related expenses or stock-based compensation expense.

Special Bonus. On December 15, 2005, our board of directors approved the payment of $3.25 million in special, one-time bonuses to our employees and directors (other than directors who are employees or affiliates of The Cypress Group) to reward them for the increase in company value. The special bonus was not paid pursuant to our management incentive plan, our 2006 Equity and Performance Incentive Plan or any of our other formal compensation plans. The bonus amount was not determined based on a formula, but was instead an amount determined by our board of directors to be reasonable compensation for the increase in company value. The special bonus was charged to the condensed consolidated statement of operations in the same lines as cash compensation paid to the same employees and directors, as follows: $2.75 million to General and administrative, $0.3 million to Cost of sales, and $0.2 million to Selling and marketing.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $1.1 million for both the first six months of fiscal year 2007 and the first six months of fiscal year 2006.

Interest Expense, net (“Interest Expense”). Interest Expense of $10.6 million for the first six months of fiscal year 2007 was $1.9 million lower than interest expense of $12.5 million for the first six months of fiscal year 2006. The reduction in interest expense for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006 was primarily due to the lower debt levels resulting from term loan prepayments of $5.0 million in December 2006, and $47.5 million in May 2006 using proceeds from the IPO of our common stock.

Income Tax Expense. The Company recorded an income tax provision of $6.8 million and $5.1 million for the first six months of fiscal years 2007 and 2006, respectively. The Company’s effective tax rate was approximately 37% for the first six months of fiscal year 2007 as compared to approximately 44% for the first six months of fiscal year 2006. The lower effective income tax rate in the first six months of fiscal year 2007 is primarily due to a change in filing position that was implemented in the third quarter of fiscal year 2006 as a result of foreign income tax planning activities, discrete tax benefits related to prior year foreign tax filings and lower effective income tax rates in the first six months of fiscal year 2007 in certain foreign jurisdictions, including Canada.

Income tax expense for the first six months of fiscal year 2006 included $0.3 million of charges attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that was no longer required. Without the correction to the overstatement of tax benefits, the Company’s effective tax rate for the first six months of fiscal year 2006 would have been approximately 41%.

Net Income. Net income was $11.6 million, or 6.7% of sales, for the first six months of fiscal year 2007 as compared to $6.6 million, or 3.9% of sales, in the first six months of fiscal year 2006. The increase in the first six months of fiscal year 2007 was primarily due to the absence in fiscal year 2007 of non-recurring expenses for the special bonus and move-related expenses, lower interest expense, higher sales and a favorable mix of products with higher gross margins in fiscal year 2007, and the impact of a lower effective tax rate; offset by increases in our Canadian denominated expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006, stock-based compensation expenses in fiscal year 2007, and higher acquisition-related and public company expenses such as for Sarbanes-Oxley compliance in fiscal year 2007.

EBITDA. EBITDA was $33.4 million, or 19.4% of sales, for the first six months of fiscal year 2007 as compared to $28.6 million, or 16.9% of sales, in the first six months of fiscal year 2006. The increase in the first six months of fiscal year 2007 was primarily due to the absence in fiscal year 2007 of non-recurring expenses for the special bonus of $3.25 million and move-related expenses of $4.5 million, including unfavorable overhead absorption and manufacturing variances for the Eimac relocation, higher sales and a favorable mix of products with higher gross margins in fiscal year 2007; offset by increases in our Canadian denominated expenses of $2.1 million resulting from the expiration of favorable foreign currency hedge contracts in March 2006, stock-based compensation expenses in fiscal year 2007 of $0.5 million, and higher acquisition-related and public company expenses such as for Sarbanes-Oxley compliance in fiscal year 2007.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements, including debt service and internal growth, through a combination of cash flows from our operations and borrowings under our senior credit facilities. Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

As of March 30, 2007, we had $242.5 million in total principal amount of debt outstanding, compared to $247.5 million as of September 29, 2006. In addition, as of March 30, 2007, we had borrowing availability of $36.2 million under the revolver under our senior credit facilities. As of March 30, 2007, we had cash and equivalents of $27.6 million compared to $30.2 million as of September 29, 2006. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures and working capital requirements, and to comply with the financial covenants in the documents governing our debt.

Historical Operating, Investing and Financing Activities

Operating Activities.

Operating activities provided cash of $6.3 million in the first six months of fiscal year 2007, which was attributable to net income of $11.6 million and depreciation, amortization and other non-cash charges of $5.4 million, partially offset by $10.7 million for cash used for working capital. The primary uses of cash for working capital in the first six months of fiscal year 2007 were for reduction in income taxes payable of $4.6 million due primarily to income tax payments from the taxable gain on the sale of our San Carlos property in fiscal year 2006, and increases in accounts receivable of $3.7 million and inventories of $2.9 million due to the timing of customer shipments.

Operating activities used cash of $4.5 million in the first six months of fiscal year 2006, which was attributable to $15.7 million for cash used for working capital, partially offset by cash provided by net income of $6.6 million and depreciation, amortization and other non-cash charges of $4.6 million. The primary uses of cash for working capital in the first six months of fiscal year 2006 were for increases in accounts receivable of $7.2 million and inventory of $2.5 million due to the timing of customer shipments and decreases in advance payments from customers of $5.2 million.

Investing Activities.

Net cash used in investing activities was $5.5 million for the first six months of fiscal year 2007 and $5.8 million for the first six months of fiscal year 2006; the primary investing activity was for capital expenditures. Capital expenditures in the first six months of fiscal year 2007 included $3.5 million for a building expansion project for our Canadian manufacturing facility. Capital expenditures for the first six months of fiscal year 2006 included $4.0 million to purchase capital equipment, building and land lease improvements related to the consolidation of Eimac into our Palo Alto facility, and $0.2 million for the building expansion project for our Canadian manufacturing facility.

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. In fiscal year 2007, ongoing capital expenditures are expected to be approximately $4.5 million, excluding expenditures of approximately $4.5 million for completion of the Canadian facility expansion, of which $3.5 million was incurred in the first six months of fiscal year 2007.

Financing Activities.

Net cash used in financing activities was $3.4 million for the first six months of fiscal year 2007, compared to net cash used in financing activities of $8.4 million for the first six months of fiscal year 2006. Financing activities for the first six months of fiscal year 2007 consisted primarily of a $5.0 million term loan repayment in December 2006 using available operating cash; partially offset by proceeds of $0.5 million from the exercise of stock options and $0.4 million from the purchase of shares under our employee stock purchase plan, and $0.7 million of excess tax benefits from stock option exercises. The $5.0 million term loan repayment included a $1.7 million required annual ECF prepayment, described below, for fiscal year 2006 and an optional prepayment of $3.3 million.

For the first six months of fiscal year 2006, CPI used the $10 million proceeds of the additional term loan borrowing to pay a dividend to CPI International Inc. to fund a portion of a special cash dividend of $17 million paid by CPI International, Inc. to the holders of its common stock on December 15, 2005. The remainder of the dividend was financed from cash on hand.

Our senior credit facilities require an annual prepayment to be made within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities (“ECF”), multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less any optional prepayments made during the fiscal year. There was no ECF payment due for fiscal year 2005, and therefore, no ECF cash payment was made in the first six months of fiscal year 2006.

Recently Released Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We will be required to adopt FIN 48 in fiscal year 2008, and we are currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year is also permitted, provided interim financial statements have not yet been issued. We will be required to adopt SFAS No. 157 in fiscal year 2008, and we are currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We will be required to adopt SFAS No. 158 in the fourth quarter of fiscal year 2007, and we are currently evaluating the impact, if any, that the adoption of SFAS No. 158 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We will be required to adopt SAB No. 108 in the fourth quarter of fiscal year 2007, and we believe at this time that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal year 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

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

At March 30, 2007 and September 29, 2006, the carrying amount of goodwill and other intangible assets, net was $222 million and $223 million, respectively. As of March 30, 2007, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At March 30, 2007 and September 29, 2006, the carrying amount of property, plant and equipment was $66 million and $64 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. For the six months ended March 30, 2007 and March 31, 2006, we recognized $0.5 million and zero in stock-based compensation expense, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk: Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and our investment in overnight government securities.

We have variable rate debt that comprises $80.0 million in floating rate senior notes due in 2015 and a $37.5 million term loan under our senior credit facilities, due in 2010. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. We entered into an interest rate swap contract (the “Swap”) with a notional amount of $80.0 million to effectively convert the floating rate senior notes to a fixed rate of 9.9% through the Swap maturity date in January 2008. We also have $125.0 million of fixed rate 8% Notes. At March 30, 2007, the fair value of the unrealized gain on the Swap was $0.4 million, net of tax.

Foreign currency exchange risk: Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. As of March 30, 2007, we had entered into Canadian dollar forward contracts for approximately $24.6 million (Canadian dollars), or 67% of estimated Canadian dollar denominated expenses through December 2007, at an average rate of approximately $0.87 U.S. dollar to Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to operating income or approximately 1.9 cents to basic earnings per share and 1.7 cents to diluted earnings per share.

Net income in the first six months of fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.1 million. Net income in the first six months of fiscal year 2006 includes a recognized gain from foreign currency forward contracts of $1.0 million. At March 30, 2007, the fair value of the unrealized loss on Canadian dollar forward contracts was $0.1 million, net of tax.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held on February 8, 2007, the following proposals were presented for a vote of the stockholders of the Company:

Proposal No. 1: The election of two directors to serve for a three-year term ending at the 2010 Annual Meeting of Stockholders.

Nominee	For Votes	Withheld Votes
Jeffrey P. Hughes	14,665,684	1,041,726
Stephen R. Larson	15,684,466	22,944

The term of office for the following directors continued after the Annual Meeting: O. Joe Caldarelli, Michael F. Finley, Michael Targoff and William P. Rutledge.

Proposal No. 2: The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2007.

Votes	Shares	% of Shares Voted	% of Outstanding Shares
For	15,413,918	98.13%	95.84%
Against	293,217	1.87%	1.82%
Abstain	275	0%	0%

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.

Dated: May 14, 2007	/s/ O. Joe Caldarelli
O. Joe Caldarelli Chief Executive Officer

Dated: May 14, 2007	/s/ Joel A. Littman
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)