Form 10-Q
period 2007-06-29
CPI INTERNATIONAL, INC.
filed 2007-08-13
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,355,696 shares of Common Stock, $0.01 par value, at August 6, 2007.

CPI INTERNATIONAL, INC.

and Subsidiaries

10-Q REPORT

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the United States defense budget; U.S. government contracts laws and regulations; changes in technology; the impact of unexpected costs; inability to obtain raw materials and components; and currency fluctuations. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission (SEC). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

CPI INTERNATIONAL, INC.

and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data – unaudited)

	June 29,	September 29,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$39,420	$30,153
Restricted cash	3,046	1,746
Accounts receivable, net	46,591	43,628
Inventories	60,350	54,031
Deferred tax assets	11,190	11,520
Prepaid and other current assets	5,907	3,080
Total current assets	166,504	144,158
Property, plant, and equipment, net	65,362	63,851
Deferred debt issue costs, net	8,543	9,644
Intangible assets, net	73,689	75,489
Goodwill	147,270	147,489
Other long-term assets	844	1,128
Total assets	$462,212	$441,759

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$1,000	$1,714
Accounts payable	20,580	19,101
Accrued expenses	26,037	23,269
Product warranty	5,527	5,958
Income taxes payable	6,820	10,693
Advance payments from customers	8,970	6,310
Total current liabilities	67,934	67,045
Deferred income taxes	29,865	29,933
Long-term debt, less current portion	240,822	245,067
Other long-term liabilities	79	41
Total liabilities	339,700	342,086
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000,000 shares authorized;16,333,794 and 16,049,577 shares issued and outstanding)	163	160
Additional paid-in capital	67,991	65,295
Accumulated other comprehensive income	1,093	679
Retained earnings	53,265	33,539
Total stockholders’ equity	122,512	99,673
Total liabilities and stockholders’ equity	$462,212	$441,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data – unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$87,318	$87,761	$259,485	$257,069
Cost of sales	58,667	60,867	176,548	179,223
Gross profit	28,651	26,894	82,937	77,846
Operating costs and expenses:
Research and development	2,232	2,515	6,475	6,366
Selling and marketing	4,911	5,248	14,539	14,952
General and administrative	5,835	5,441	16,085	17,419
Amortization of acquisition-related intangible assets	548	548	1,642	1,642
Net loss on disposition of fixed assets	16	212	74	420
Total operating costs and expenses	13,542	13,964	38,815	40,799
Operating income	15,109	12,930	44,122	37,047
Interest expense, net	5,143	5,945	15,757	18,409
Income before income taxes	9,966	6,985	28,365	18,638
Income tax expense	1,835	2,517	8,639	7,610
Net income	$8,131	$4,468	$19,726	$11,028

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges	820	(196)	414	(685)
Comprehensive income	$8,951	$4,272	$20,140	$10,343

Earnings per share - Basic	$0.50	$0.30	$1.22	$0.80
Earnings per share - Diluted	$0.46	$0.27	$1.11	$0.71

Shares used to compute earnings per share - Basic	16,306,256	15,039,754	16,206,873	13,736,031
Shares used to compute earnings per share - Diluted	17,796,425	16,766,822	17,696,217	15,443,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands – unaudited)

	Nine Months Ended
	June 29,	June 30,
	2007	2006

Cash flows from operating activities
Net cash provided by operating activities	$19,259	$1,918

Cash flows from investing activities
Deferred expenses relating to sale of San Carlos property	—	(212)
Capital expenditures	(6,392)	(8,419)
Capitalized expenses relating to potential business acquisition	(395)	—
Net cash used in investing activities	(6,787)	(8,631)

Cash flows from financing activities
Proceeds from issuance of debt	—	10,000
Repayments of debt	(5,000)	(47,500)
Proceeds from issuance of common stock	—	52,942
Proceeds upon exercise of stock options	604	—
Proceeds from ESPP shares issued	520	—
Payment of IPO financing costs	—	(5,634)
Stockholder distribution payments	—	(17,000)
Excess tax benefit on stock option exercises	671	—
Net cash used in financing activities	(3,205)	(7,192)

Net increase (decrease) in cash and cash equivalents	9,267	(13,905)
Cash and cash equivalents at beginning of period	30,153	26,511
Cash and cash equivalents at end of period	$39,420	$12,606

Supplemental disclosure of cash flow information
Interest paid	$11,562	$13,714
Income taxes paid, net of refunds	$12,799	$5,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands except share and per share amounts)

1.                                      The Company and a Summary of its Significant Accounting Policies

The Company

Unless the context otherwise requires, “CPI International” means CPI International, Inc., and “CPI” means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The term the “Company” refers to CPI International and its subsidiaries on a consolidated basis.

The accompanying unaudited condensed consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices (“VED”), microwave amplifiers, modulators and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment.

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2007 comprises the 52-week period ending September 28, 2007 and fiscal year 2006 comprised the 52-week period ended September 29, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 29, 2007 and for the three and nine months ended June 29, 2007 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.  The condensed consolidated balance sheet as of September 29, 2006 has been derived from the audited financial statements at that date. The results of operations for the interim period ended June 29, 2007 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provision for revenue recognition, market values for inventories reported at lower of cost or market, product warranty, and recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts are generally longer than one year in duration and include a material amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

2.                                      Supplemental Balance Sheet Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts of approximately $0.1 million and $0.5 million at June 29, 2007 and September 29, 2006, respectively.

Inventories: The following table provides details of inventories, net of reserves:

	June 29,	September 29,
	2007	2006
Raw material and parts	$38,475	$35,160
Work in process	12,982	10,481
Finished goods	8,893	8,390
	$60,350	$54,031

Reserve for excess, slow moving and obsolete inventory: The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory:

	Nine Months Ended
	June 29, 2007	June 30, 2006
Balance at beginning of period	$8,822	$8,655
Inventory provision, charged to cost of sales	803	898
Inventory write-offs	(710)	(259)
Balance at end of period	$8,915	$9,294

Reserve for loss contracts and cost in excess of market inventory: The following table summarizes the activity related to reserves for loss contracts and cost in excess of market inventory:

	Nine Months Ended
	June 29, 2007	June 30, 2006
Balance at beginning of period	$1,702	$1,430
Provision for loss contracts and cost in excess of market inventory, charged to cost of sales	970	1,350
Credit to cost of sales upon revenue recognition	(1,202)	(1,145)
Balance at end of period	$1,470	$1,635

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	June 29, 2007			September 29, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

VED Core Technology	$30,700	$(2,120)	$28,580	$30,700	$(1,659)	$29,041
VED Application Technology	19,800	(2,723)	17,077	19,800	(2,130)	17,670
X-ray Generator and Satcom
ApplicationTechnology	8,000	(1,840)	6,160	8,000	(1,441)	6,559
Customer backlog	17,450	(17,450)	—	17,450	(17,450)	—
Land lease	11,810	(865)	10,945	11,810	(706)	11,104
Tradename	5,800	—	5,800	5,800	—	5,800
Customer list and programs	5,700	(622)	5,078	5,700	(451)	5,249
Noncompete agreement	110	(61)	49	110	(44)	66
	$99,370	$(25,681)	$73,689	$99,370	$(23,881)	$75,489

The estimated future amortization expense of purchased intangibles as of June 29, 2007, excluding the Company’s unamortized tradename, was as follows:

Fiscal Year
2007 (remaining three months)	$611
2008	2,442
2009	2,441
2010	2,420
2011	2,420
Thereafter	57,555
$67,889

3.                                      Long-Term Debt

Long-term debt comprises the following:

	June 29,	September 29,
	2007	2006

Term loan, expiring 2010	$37,500	$42,500
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $678 and $719	79,322	79,281
	241,822	246,781
Less: Current portion	1,000	1,714
Long-term portion	$240,822	$245,067

Senior Credit Facility and Term Loan of CPI: In fiscal year 2004, CPI entered into a $130.0 million credit agreement, which was amended and restated on November 29, 2004, and further amended on February 16, 2005, April 13, 2005, and December 15, 2005 (the “Senior Credit Facility”). The Senior Credit Facility consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. As of June 29, 2007, the Company had no outstanding borrowings under the Revolver and $37.5 million outstanding under the Term Loan, after taking into account a $5.0 million Term Loan repayment in December 2006 using available operating cash. The $5.0 million Term Loan repayment included a $1.7 million ECF (as defined below) payment, and an optional prepayment of $3.3 million. Upon certain specified conditions, including compliance on a pro forma basis with the covenants in the Senior Credit Facility, CPI may seek commitments for a new class of term loans, not to exceed $65.0 million. The Senior Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of their and CPI’s assets.

Borrowings under the Revolver would bear interest at a rate equal to, at CPI’s option, London Interbank Offered Rate (LIBOR) plus 2.75% per annum, or the Alternate Base Rate (ABR) plus 1.75% per annum. Available borrowings under the Revolver are reduced by any amounts secured through letters of credit; at June 29, 2007, the Company had letters of credit commitments for $3.7 million. The Term Loan borrowings bear interest at a rate equal to, at CPI’s option, LIBOR plus 2.25% per annum or the

ABR plus 1.25% per annum, payable quarterly. The ABR is the greater of the (a) Prime Rate and (b) Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Senior Credit Facility, CPI pays letter of credit participation fees equal to the applicable Revolver LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment. As of June 29, 2007 (1) the Term Loan borrowings consisted of one tranche of $5.5 million and one tranche of $32.0 million with interest payable on July 16, 2007 and July 25, 2007, each at 7.6% per annum, and (2) a Revolving commitment of $3.7 million for letter of credit exposure, with letter of credit participation fees and fronting fees payable quarterly at a combined interest rate of 3.0% per annum.

CPI is required to make an annual prepayment within 90 days after the end of each fiscal year based on a calculation of Excess Cash Flow (“ECF”), as defined in the Senior Credit Facility, multiplied by a factor of 25%, 50% or 75% depending on the leverage ratio at the end of the fiscal year, less optional prepayments made during the fiscal year. The Company made an ECF payment of $1.7 million for the fiscal year ended September 29, 2006 in December 2006 and there is no expected ECF payment due for fiscal year 2007, primarily because of the $3.3 million optional prepayment that was made in December 2006.

CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. In March 2005, CPI made an optional prepayment of $5.7 million; in May 2006, CPI made additional optional prepayments of $47.5 million in the aggregate using proceeds from the initial public offering of CPI International’s common stock; and in December 2006, CPI made an additional prepayment of $3.3 million.

See Note 12 for information regarding the recent refinancing of the Senior Credit Facility.

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

Floating rate senior notes of CPI International: On February 22, 2005, CPI International issued $80.0 million in principal amount of its Floating Rate Senior Notes (the “FR Notes”). The FR Notes were issued at a 1% discount. The proceeds from the issuance of FR Notes were used to make a distribution to stockholders of CPI International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of FR Notes. The FR Notes have no sinking fund requirements.

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

See Note 4 for information on the interest rate swap agreement entered into by the Company to hedge the interest rate exposure associated with the FR Notes.  See also Note 12 for information on the recent repurchase of a portion of the FR Notes and the issuance of a notice of redemption for a portion of the FR Notes.

 Debt Maturities: As of June 29, 2007, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2007	$—	$—	$—	$—
2008	—	—	—	—
2009	—	—	—	—
2010	37,500	—	—	37,500
2011	—	—	—	—
Thereafter	—	125,000	80,000	205,000
	$37,500	$125,000	$80,000	$242,500

The preceding table does not reflect recent refinancing and redemptions described in Note 12.

4.                                      Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of June 29, 2007, CPI had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $17.9 million; the last forward contract expires on December 17, 2007. At June 29, 2007 and September 29, 2006, the fair value of foreign currency forward contracts was an asset of $1.0 million and $0.1 million, respectively, and the unrealized gain, net of related tax expense, was $0.8 million and $8,000, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next twelve months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative in the condensed consolidated statements of operations. The time value was not material for the three and nine months ended June 29, 2007 and June 30, 2006. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the condensed consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the three and nine months ended June 29, 2007 and June 30, 2006. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the condensed consolidated statements of operations. Net income in the three and nine months ended June 29, 2007 includes a recognized loss from foreign currency forward contracts of $0.2 million. Net income in the three and nine months ended June 30, 2006 includes a recognized gain from foreign currency forward contracts of $0.3 million and $1.3 million, respectively.

The Company also uses derivatives to hedge the interest rate exposure associated with the FR Notes. On April 15, 2005, the Company entered into an $80.0 million interest rate swap contract (the “Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008. In fiscal year 2005, the Company deposited $1.0 million as collateral for the Swap; the amount of collateral fluctuates based on the fair value of the Swap. In fiscal year 2006, the Company received a $0.5 million refund of the Swap collateral. The Swap collateral remaining is reported as “prepaid and other current assets” in the accompanying condensed consolidated balance sheets as of June 29, 2007, and as “other long-term assets” as of September 29, 2006. The unrealized gains and losses from the Swap are included in “accumulated other comprehensive income” in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. During the three and nine months ended June 29, 2007, a gain of approximately $0.1 million was recognized on the ineffective portion of the Swap due to an anticipated repurchase and redemption of an aggregate of $58.0 million of the FR Notes. (See Note 12 for a description of those transactions.) The ineffective portion of the Swap associated with the remaining $22.0 million of the FR Notes was not significant. At June 29, 2007 and September 29, 2006, the fair value of the Swap was an asset of $0.5 million and $1.1 million, respectively, and the unrealized gain, net of related tax expense, was $0.3 million and $0.7 million, respectively.

5.                                      Commitments and Contingencies

Leases: At June 29, 2007, the Company was committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Rent expense is recognized on a straight line basis over the lease term.

A summary of future minimum lease payments as of June 29, 2007 was as follows:

Operating
Fiscal Year	Leases
2007 (remaining three months)	$379
2008	1,350
2009	1,139
2010	953
2011	349
Thereafter	3,449
Total future minimum lease payments	$7,619

Product Warranty: The Company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The determination of product warranty reserves requires the Company to make estimates of product return rates and expected cost to repair or replace the products under warranty.

                Changes in the Company’s warranty reserve during the nine months ended June 29, 2007 and June 30, 2006 were as follows:

	Nine Months Ended
	June 29, 2007	June 30, 2006
Beginning product warranty	$5,958	$6,359
Cost of warranty claims	(4,232)	(4,262)
Accruals for product warranty, charged to cost of sales	3,801	4,198
Ending product warranty	$5,527	$6,295

Guarantees: The Company has restricted cash of $3.0 million and $1.7 million as of June 29, 2007 and September 29, 2006, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries and collateral for a construction contract. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Under the terms of the Swap, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the Swap. The collateral required totals a certain minimum amount plus an amount equal to the unfavorable mark-to-market exposure on the Swap. Generally, the required collateral will rise as interest rates decline. The Company has posted $0.5 million of collateral under the Swap, which is included in the condensed consolidated balance sheet in “prepaid and other current assets” as of June 29, 2007 and in “other long-term assets” as of September 29, 2006.

Indemnification: As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that limit its exposure and may enable it to recover a portion of any future amounts paid.

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2007.

From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

6.                                      Stock-based Compensation Plans

As of June 29, 2007, the Company had an aggregate of 1.5 million shares of its common stock available for future grant and approximately 3.2 million options that were outstanding under its various equity plans. Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Option Activity

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 29, 2006	3,163,057	$4.51
Granted	297,000	14.39
Exercised	(237,681)	2.54
Forfeited or cancelled	(36,547)	10.50
Balance at June 29, 2007	3,185,829	$5.51	6.81	$45,610
Exercisable at June 29, 2007	2,283,970	$3.02	6.24	$38,402

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $19.83 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. All exercisable options as of June 29, 2007 are in-the-money.

During the three and nine months ended June 29, 2007, cash received from option exercises was approximately $0.1 million and $0.6 million, respectively, and the total intrinsic value of options exercised was $0.5 million and $3.2 million, respectively. There were no options granted or exercised during the three and nine months ended June 30, 2006.

Restricted Stock Awards: There were 11,466 and 9,999 shares outstanding of nonvested restricted stock granted to directors as of June 29, 2007 and September 29, 2006, respectively. The restricted stock awards vest over periods of one to three years. A summary of the status of the Company’s nonvested restricted stock awards as of June 29, 2007, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at September 29, 2006	9,999	$18.00
Granted	7,022	17.09
Vested	(5,555)	18.00
Forfeited	—	—
Nonvested at June 29, 2007	11,466	$17.44

Aggregate intrinsic value of the nonvested restricted stock awards at June 29, 2007 was $0.2 million.

The Company settles stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS No. 123(R)

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) or 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense for the three and nine months ended June 29, 2007 and June 30, 2006, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$75	$—	$196	$—
Research and development	25	7	68	7
Selling and marketing	28	12	87	12
General and administrative	209	89	538	90
	$337	$108	$889	$109
Share-based compensation cost capitalized in inventory	$78	$27	$206	$27
Share-based compensation cost remaining in inventory at end of period	$39	$27	$39	$27
Share-based compensation expense by type of award:
Stock options	$277	$89	$712	$90
Restricted stock	27	19	85	19
Stock purchase plan	33	—	92	—
	$337	$108	$889	$109

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.1 million and $1.1 million during the three and nine months ended June 29, 2007, respectively. There were no options exercised or restricted stock vested and hence no tax benefit realized during the three and nine months ended June 30, 2006.

The weighted-average estimated fair value of stock options and restricted stock granted during the three and nine months ended June 29, 2007 was $10.71 and $7.97 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

Expected term (in years)	6.00 - 6.25
Expected volatility	49.33%
Risk-free rate	4.56% – 4.71%
Dividend yield	0%

Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected term of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended June 29, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of June 29, 2007, there was approximately $4.0 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 2.3 years. As of June 29, 2007, there was $0.2 million of total unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.5 years.

7.                                      Income Taxes

The Company’s effective tax rate was approximately 18.4% and 30.5% for the three and nine months ended June 29, 2007, respectively, as compared to 36.0% and 40.8% for the three and nine months ended June 30, 2006, respectively.  The effective tax rate for the three and nine months ended June 29, 2007 includes a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.  The Company’s estimated fiscal year 2007 effective income tax rate, excluding discrete tax items, is approximately 38%.

Income tax expense for the three months ended June 30, 2006 includes a discrete tax benefit of $0.2 million for true-up adjustments to fiscal year 2005 tax expense related to changes in estimates made as a result of filing the 2005 income tax returns. Income tax expense for the nine months ended June 30, 2006 included $0.3 million of charges attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that was no longer required. Without the correction to the overstatement of tax benefits, the Company’s effective tax rate for the nine months ended June 30, 2006 would have been approximately 39%.

8.                                      Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period excluding outstanding nonvested restricted shares subject to repurchase. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options and nonvested restricted shares using the treasury stock method.

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Weighted average shares outstanding - Basic	16,306,256	15,039,754	16,206,873	13,736,031
Effect of dilutive stock options and nonvested restricted stock awards	1,490,169	1,727,068	1,489,344	1,707,396
Weighted average shares outstanding - Diluted	17,796,425	16,766,822	17,696,217	15,443,427

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended June 29, 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 0.5 million shares. For the three and nine months ended June 30, 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 0.3 million shares.

9.                                      Segments, Geographic and Customer Information

The Company’s reportable segments are VED and satcom equipment. The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales to external customers
VED	$70,651	$73,050	$209,842	$205,843
Satcom equipment	16,667	14,711	49,643	51,226
	$87,318	$87,761	$259,485	$257,069
Intersegment product transfers
VED	$6,903	$5,924	$16,608	$18,608
Satcom equipment	1	—	10	1
	$6,904	$5,924	$16,618	$18,609
EBITDA
VED	$19,231	$19,001	$54,747	$52,462
Satcom equipment	1,842	(79)	4,460	4,773
Other	(3,739)	(3,657)	(8,478)	(13,402)
	$17,334	$15,265	$50,729	$43,833

Amounts not reported as VED or satcom equipment are reported as other. Other consists primarily of corporate operating expenses and certain other expenses that are managed by the corporate organization, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The nine months ended June 30, 2006 included non-recurring expenses for a special bonus of $3.25 million and expenses of $3.8 million related to the relocation of the Company’s Eimac operations from its former San Carlos, California facility to its nearby Palo Alto, California and Mountain View, California facilities. The special bonus was paid to employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in Company value.

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

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net income	$8,131	$4,468	$19,726	$11,028
Depreciation and amortization	2,225	2,335	6,607	6,786
Interest expense, net	5,143	5,945	15,757	18,409
Income tax expense	1,835	2,517	8,639	7,610
EBITDA	$17,334	$15,265	$50,729	$43,833

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by reportable segment and geographic area was as follows:

	June 29,	September 29,
	2007	2006
Reportable segments:
VED	$133,439	$133,637
Satcom Equipment	13,831	13,852
	$147,270	$147,489

Geographic areas:
United States	$99,007	$99,226
Canada	48,263	48,263
	$147,270	$147,489

The decrease in goodwill from September 29, 2006 to June 29, 2007 was due to an adjustment for tax benefits realized from the exercise of fully vested stock options that were acquired in a business combination.

Geographic sales by customer location were as follows for external customers:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
United States	$50,896	$54,502	$152,977	$162,709
All foreign countires	36,422	33,259	106,508	94,360
Total sales	$87,318	$87,761	$259,485	$257,069

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

Net property, plant and equipment by geographic area was as follows:

	June 29, 2007			September 29, 2006
	Cost	Accumulated Depreciation and Amortization	Net Property, Plant and Equipment	Cost	Accumulated Depreciation and Amortization	Net Property, Plant and Equipment
United States	$66,937	$(15,396)	$51,541	$64,527	$(11,221)	$53,306
Canada	15,761	(1,977)	13,784	11,915	(1,440)	10,475
Other	178	(141)	37	177	(107)	70
Total	$82,876	$(17,514)	$65,362	$76,619	$(12,768)	$63,851

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the three and nine months ended June 29, 2007 and June 30, 2006. Direct sales to the U.S. Government were $14.6 million and $43.6 million for the three and nine months ended June 29, 2007, respectively, and $16.5 million and $44.3 million for the three and nine months ended June 30, 2006, respectively. Accounts receivable from this customer represented 12% and 14% of consolidated accounts receivable as of June 29, 2007 and September 29, 2006, respectively.

10.                               Sale of San Carlos Assets

In February 2003, the Company entered into an agreement to sell the land and close its facilities located in San Carlos, California to consolidate the Company’s Eimac operations into the Company’s existing facility in nearby Palo Alto, California. In September 2006, the sale was completed. The aggregate sales proceeds were $24.8 million, of which $11.3 million was received in September 2006 and $13.5 million was received as advance payments in fiscal year 2004. The Company had total selling costs of $1.3 million related to the sale of the San Carlos property. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building’s net book value of approximately $23.5 million, resulted in no gain or loss on the sale.

11.                               Recently Released Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company will be required to adopt FIN No. 48 in its fiscal year 2008 commencing September 29, 2007 and is currently in the process of determining the impact, if any, of adopting the provisions of this new standard on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will be required to adopt SFAS No. 157 in its fiscal year 2009 commencing October 4, 2008 and is currently evaluating the potential impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company will be required to adopt SFAS No. 158 in the fourth quarter of fiscal year 2007 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is applicable for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company will adopt SAB No. 108 in the fourth quarter of fiscal year 2007 and is currently evaluating what effect adopting the new guidance will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 in its fiscal year 2009 commencing October 4, 2008 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

12.                               Subsequent Events

Refinancing Transactions

Amended Credit Facility: On August 1, 2007, CPI entered into an Amended and Restated Credit Agreement (Credit Agreement), dated as of August 1, 2007  (Closing Date), which provides for an amended credit facility (Amended Credit Facility) in the aggregate principal amount of $160 million, consisting of a $100 million term loan facility (Term Loan) and a $60 million revolving credit facility (Revolver), with a sub-facility of $15 million for letters of credit and $5 million for swing line loans.  Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, CPI may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate.  The Amended Credit Facility is guaranteed by CPI International and all of the CPI’s domestic subsidiaries and is secured by substantially all of the assets of CPI International, CPI and CPI’s domestic subsidiaries.

Except as noted below, the Term Loan will mature on August 1, 2014 and the Revolver will mature on August 1, 2013.  However, if, prior to August 1, 2011, CPI has not repaid or refinanced its $125 million 8% Senior Subordinated Notes due 2012, both the Term Loan and the Revolver will mature on August 1, 2011.

The Amended Credit Facility replaces CPI’s existing $130 million credit facility. On the Closing Date, CPI borrowed $100 million under the Term Loan, the proceeds of which were principally used to satisfy outstanding term loan amounts of $37.5 million under the existing Senior Credit Facility and to pay a dividend to CPI International to permit CPI International to repurchase and redeem $58 million aggregate principal amount of its FR Notes as described below. Future borrowings under the Amended Credit Facility may be used for general corporate purposes.

Borrowings under the Amended Credit Facility will bear interest at a rate equal to, at CPI’s option, LIBOR) or the ABR plus the applicable margin.  The ABR is the greater of the (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%.  For Term Loans, the applicable margin will be 2.00% for LIBOR borrowings and 1.00% for ABR borrowings.  The applicable margins under the Revolver vary depending on CPI’s leverage ratio, as defined in the Credit Agreement, and range from 1.25% to 2.00% for Eurodollar loans and from 0.25% to 1.00% for ABR borrowings.

In addition to customary fronting and administrative fees under the Amended Credit Facility, CPI will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the Revolver.  The commitment fee will vary depending on CPI’s leverage ratio, as defined in the Credit Agreement, and will range from 0.25% to 0.50%.

The Amended Credit Facility requires that CPI repay $250,000 of the Term Loan at the end of each fiscal quarter prior to the maturity date of the Term Loan, with the remainder due on the maturity date.  CPI is required to prepay its outstanding loans under the Amended Credit Facility, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI’s subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI’s subsidiaries, and (3) all such proceeds paid to CPI International, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

If CPI’s leverage ratio, as defined in the Credit Agreement, exceeds 3.5:1 at the end of any fiscal year, CPI will also be required to make an annual prepayment within 90 days after the end of such fiscal year based on a calculation of excess cash flow, as defined in the Credit Agreement, less optional prepayments made during the fiscal year.  CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans.

The Amended Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI and CPI’s subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI International, CPI and all of CPI’s subsidiaries must comply with a maximum capital expenditure limitation and a maximum total secured leverage ratio, each calculated on a consolidated basis for the Company (including its subsidiaries).

FR Notes repurchase: On August 2, 2007, CPI International closed its tender offer of a portion of the FR Notes (which expired on August 1, 2007), with $38,175,000 in aggregate principal amount of the FR Notes tendered and accepted for purchase. Tendering holders were paid on August 2, 2007 an aggregate of approximately $39.4 million, representing $1,032.50 per $1,000.00 principal amount of the FR Notes tendered, plus accrued interest up to, but not including, the date of purchase.

FR Notes redemption: On August 6, 2007, the trustee for the FR Notes, upon instruction of CPI International, notified the holders of the FR Notes that $19,825,000 aggregate principal amount of the FR Notes will be redeemed on September 5, 2007. The aggregate redemption price will be approximately $20.4 million or $1,030 per $1,000 principal amount of the FR Notes, plus accrued and unpaid interest to, but not including, the date of redemption.

After giving effect to the purchase and redemption of the FR Notes described above, CPI International will have $22.0 million aggregate principal amount of the FR Notes outstanding.

Malibu Research Acquisition

On August 10, 2007, the Company completed its acquisition of all outstanding common stock of the privately held Malibu Research Associates, Inc. for a purchase price of approximately $22.0 million in cash and a potential earnout of up to $15.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition. Malibu Research, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for strategically vital data links used in ground, airborne, unmanned aerial vehicles (UAV) and shipboard systems.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$644	$36,050	$1,138	$1,588	$—	$39,420
Restricted cash	—	—	2,211	835	—	3,046
Accounts receivable, net	—	21,151	7,527	17,913	—	46,591
Inventories	—	40,456	2,403	18,151	(660)	60,350
Deferred tax assets	—	10,579	3	788	(180)	11,190
Intercompany receivable	—	26,052	2,747	—	(28,799)	—
Prepaid and other current assets	1,049	3,845	261	873	(121)	5,907
Total current assets	1,693	138,133	16,290	40,148	(29,760)	166,504
Property, plant and equipment, net	—	48,781	2,769	13,812	—	65,362
Deferred debt issue costs, net	2,951	5,592	—	—	—	8,543
Intangible assets, net	—	58,741	6,527	8,421	—	73,689
Goodwill	—	93,159	5,848	48,263	—	147,270
Other long-term assets	—	844	—	—	—	844
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	230,415	65,295	—	—	(295,710)	—
Total assets	$235,059	$411,580	$31,434	$110,644	$(326,505)	$462,212

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,000	$—	$—	$—	$1,000
Accounts payable	227	12,010	439	7,904	—	20,580
Accrued expenses	3,278	16,180	1,021	5,558	—	26,037
Product warranty	—	3,181	225	2,121	—	5,527
Deferred income taxes	180	—	—	—	(180)	—
Income taxes payable	—	—	327	6,614	(121)	6,820
Advance payments from customers	—	4,145	2,099	2,726	—	8,970
Intercompany payable	28,157	—	—	642	(28,799)	—
Total current liabilities	31,842	36,516	4,111	25,565	(29,100)	68,934
Deferred income taxes	—	24,147	—	5,718	—	29,865
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,322	161,500	—	—	—	240,822
Other long-term liabilities	—	79	—	—	—	79
Total liabilities	111,164	222,242	4,111	32,318	(30,135)	339,700
Common stock	163	—	—	—	—	163
Parent investment	—	121,719	22,228	57,683	(201,630)	—
Additional paid-in capital	67,991	—	—	—	—	67,991
Accumulated other comprehensive income	1,093	799	—	118	(917)	1,093
Retained earnings	54,648	66,820	5,095	20,525	(93,823)	53,265
Net stockholders’ equity	123,895	189,338	27,323	78,326	(296,370)	122,512
Total liabilities and stockholders’ equity	$235,059	$411,580	$31,434	$110,644	$(326,505)	$462,212

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$139	$28,299	$290	$1,425	$—	$30,153
Restricted cash	—	—	941	805	—	1,746
Accounts receivable, net	—	22,642	7,132	13,854	—	43,628
Inventories	—	34,659	2,215	18,540	(1,383)	54,031
Deferred tax assets	—	10,703	3	814	—	11,520
Intercompany receivable	—	27,988	2,748	—	(30,736)	—
Prepaid and other current assets	887	1,238	165	790	—	3,080
Total current assets	1,026	125,529	13,494	36,228	(32,119)	144,158
Property, plant and equipment, net	—	50,344	2,982	10,525	—	63,851
Deferred debt issue costs, net	3,123	6,521	—	—	—	9,644
Intangible assets, net	—	59,901	6,715	8,873	—	75,489
Goodwill	—	93,378	5,848	48,263	—	147,489
Other long-term assets	731	397	—	—	—	1,128
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	204,778	55,247	—	—	(260,025)	—
Total assets	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,714	$—	$—	$—	$1,714
Accounts payable	199	9,667	490	8,745	—	19,101
Accrued expenses	1,298	16,130	921	4,920	—	23,269
Product warranty	—	3,506	204	2,248	—	5,958
Income taxes payable	—	4,778	204	5,711	—	10,693
Advance payments from customers	—	3,451	909	1,950	—	6,310
Intercompany payable	27,744	—	—	2,992	(30,736)	—
Total current liabilities	29,241	39,246	2,728	26,566	(30,736)	67,045
Deferred income taxes	447	23,578	—	5,908	—	29,933
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,281	165,786	—	—	—	245,067
Other long-term liabilities	—	41	—	—	—	41
Total liabilities	108,969	228,651	2,728	33,509	(31,771)	342,086
Common stock	160	—	—	—	—	160
Parent investment	—	120,705	22,228	57,536	(200,469)	—
Additional paid-in capital	65,295	—	—	—	—	65,295
Accumulated other comprehensive income	679	8	—	(23)	15	679
Retained earnings	34,555	42,988	4,083	12,867	(60,954)	33,539
Net stockholders’ equity	100,689	163,701	26,311	70,380	(261,408)	99,673
Total liabilities and stockholders’ equity	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$55,453	$15,073	$37,186	$(20,394)	$87,318
Cost of sales	—	38,210	12,660	28,182	(20,385)	58,667
Gross profit	—	17,243	2,413	9,004	(9)	28,651
Operating costs and expenses:
Research and development	—	716	—	1,516	—	2,232
Selling and marketing	—	2,019	924	1,968	—	4,911
General and administrative	—	3,453	246	2,136	—	5,835
Amortization of acquisition-related intangible assets	—	334	62	152	—	548
Net loss on disposition of assets	—	1	—	15	—	16
Total operating costs and expenses	—	6,523	1,232	5,787	—	13,542
Operating income	—	10,720	1,181	3,217	(9)	15,109
Interest expense (income), net	1,950	3,198	(15)	10	—	5,143
(Loss) income before income tax expense and equity in income of subsidiaries	(1,950)	7,522	1,196	3,207	(9)	9,966
Income tax (benefit) expense	(765)	1,448	321	831	—	1,835
Equity in income of subsidiaries	9,316	3,242	—	—	(12,558)	—
Net income	$8,131	$9,316	$875	$2,376	$(12,567)	$8,131

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended June 30, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$59,103	$15,958	$31,036	$(18,336)	$87,761
Cost of sales	—	42,091	12,994	23,925	(18,143)	60,867
Gross profit	—	17,012	2,964	7,111	(193)	26,894
Operating costs and expenses:
Research and development	—	927	—	1,588	—	2,515
Selling and marketing	—	2,206	921	2,121	—	5,248
General and administrative	—	3,841	225	1,375	—	5,441
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	206	2	4	—	212
Total operating costs and expenses	—	7,514	1,211	5,239	—	13,964
Operating income	—	9,498	1,753	1,872	(193)	12,930
Interest expense (income), net	2,026	3,912	(2)	9	—	5,945
(Loss) income before income tax expense and equity in income of subsidiaries	(2,026)	5,586	1,755	1,863	(193)	6,985
Income tax (benefit) expense	(811)	2,318	504	506	—	2,517
Equity in income of subsidiaries	5,683	2,608	—	—	(8,291)	—
Net income	$4,468	$5,876	$1,251	$1,357	$(8,484)	$4,468

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Nine Months Ended June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$163,484	$46,004	$105,872	$(55,875)	$259,485
Cost of sales	—	113,916	38,367	80,863	(56,598)	176,548
Gross profit	—	49,568	7,637	25,009	723	82,937
Operating costs and expenses:
Research and development	—	2,261	—	4,214	—	6,475
Selling and marketing	—	6,003	2,622	5,914	—	14,539
General and administrative	—	11,546	968	3,571	—	16,085
Amortization of acquisition-related intangible assets	—	1,002	187	453	—	1,642
Net loss on disposition of assets	—	18	—	56	—	74
Total operating costs and expenses	—	20,830	3,777	14,208	—	38,815
Operating income	—	28,738	3,860	10,801	723	44,122
Interest expense (income), net	6,070	9,817	(30)	(100)	—	15,757
(Loss) income before income tax expense and equity in income of subsidiaries	(6,070)	18,921	3,890	10,901	723	28,365
Income tax (benefit) expense	(2,331)	6,669	1,058	3,243	—	8,639
Equity in income of subsidiaries	23,465	11,213	—	—	(34,678)	—
Net income	$19,726	$23,465	$2,832	$7,658	$(33,955)	$19,726

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Nine Months Ended June 30, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$167,686	$45,000	$99,992	$(55,609)	$257,069
Cost of sales	—	122,617	36,936	75,191	(55,521)	179,223
Gross profit	—	45,069	8,064	24,801	(88)	77,846
Operating costs and expenses:
Research and development	—	2,613	—	3,753	—	6,366
Selling and marketing	—	6,304	2,764	5,884	—	14,952
General and administrative	—	10,411	959	6,049	—	17,419
Amortization of acquisition-related intangible assets	—	1,002	188	452	—	1,642
Net loss on disposition of assets	—	378	2	40	—	420
Total operating costs and expenses	—	20,708	3,913	16,178	—	40,799
Operating income	—	24,361	4,151	8,623	(88)	37,047
Interest expense (income), net	6,126	12,258	(11)	36	—	18,409
(Loss) income before income tax expense and equity in income of subsidiaries	(6,126)	12,103	4,162	8,587	(88)	18,638
Income tax (benefit) expense	(2,451)	6,097	1,200	2,764	—	7,610
Equity in income of subsidiaries	14,703	8,785	—	—	(23,488)	—
Net income	$11,028	$14,791	$2,962	$5,823	$(23,576)	$11,028

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(619)	$14,898	$872	$4,108	$—	$19,259
Cash flows from investing activities
Capital expenditures	—	(2,423)	(24)	(3,945)	—	(6,392)
Capitalized expenses relating to potential business acquisition	—	(395)	—	—	—	(395)
Net cash used in investing activities	—	(2,818)	(24)	(3,945)	—	(6,787)
Cash flows from financing activities
Repayments of debt	—	(5,000)	—	—	—	(5,000)
Proceeds from exercise of stock options	604	—	—	—	—	604
Proceeds from ESPP shares issued	520	—	—	—	—	520
Excess tax benefit on stock option exercises	—	671	—	—	—	671
Net cash provided by (used in) financing activities	1,124	(4,329)	—	—	—	(3,205)
Net increase in cash and cash equivalents	505	7,751	848	163	—	9,267
Cash and cash equivalents at beginning of period	139	28,299	290	1,425	—	30,153
Cash and cash equivalents at end of period	$644	$36,050	$1,138	$1,588	$—	$39,420

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int’l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(3,409)	$1,285	$451	$3,591	$—	$1,918
Cash flows from investing activities
Deferred expenses relating to sale of San Carlos property	—	(212)	—	—	—	(212)
Capital expenditures	—	(6,456)	(106)	(1,857)	—	(8,419)
Investment in subsidiary	(47,500)	47,500	—	—	—	—
Net cash (used in) provided by investing activities	(47,500)	40,832	(106)	(1,857)	—	(8,631)
Cash flows from financing activities
Proceeds from issuance of debt	—	10,000	—	—	—	10,000
Repayments of debt	—	(47,500)	—	—	—	(47,500)
Proceeds from issuance of common stock	52,942	—	—	—	—	52,942
Payment of IPO financing costs	(5,634)	—	—	—	—	(5,634)
Stockholder distribution payments	(17,000)	—	—	—	—	(17,000)
Intercompany dividends	20,959	(20,959)	—	—	—	—
Net cash provided by (used in) financing activities	51,267	(58,459)	—	—	—	(7,192)
Net increase (decrease) in cash and cash equivalents	358	(16,342)	345	1,734	—	(13,905)
Cash and cash equivalents at beginning of period	33	25,528	323	627	—	26,511
Cash and cash equivalents at end of period	$391	$9,186	$668	$2,361	$—	$12,606

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2007 comprises the 52-week period ending September 28, 2007 and fiscal year 2006 comprised the 52-week period ended September 29, 2006. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Malibu Research Acquisition

On August 10, 2007, we completed our acquisition of all outstanding common stock of the privately held Malibu Research Associates, Inc. for a purchase price of approximately $22.0 million in cash and a potential earnout of up to $15.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition. Malibu Research, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for strategically vital data links used in ground, airborne, unmanned aerial vehicles (UAV) and shipboard systems.

Eimac Relocation

After relocating our Eimac operations (“Eimac”) from our former facility in San Carlos, California, we made organizational changes and consolidated Eimac into our Microwave Power Products division, located in Palo Alto, California, in June 2006. The Eimac integration was completed in January 2007. As part of this relocation and integration, Eimac experienced planned manufacturing disruptions stemming from the decommissioning of our production equipment in San Carlos and the required reconfiguration, installation and testing of that equipment prior to production readiness in Palo Alto. During fiscal year 2005, in anticipation of these planned disruptions, customers accelerated the placement of orders with Eimac. This order acceleration in fiscal year 2005, and the subsequent acceleration of product shipments, caused a reduction of customers’ demand requirements from Eimac during fiscal year 2006, particularly in our medical, communications and industrial markets.

Eimac orders and sales for the nine months ended June 30, 2006 reflected the negative impact of the Eimac relocation and integration. In addition, during the nine months ended June 30, 2006, we incurred move-related expenses and Eimac experienced unfavorable overhead absorption and manufacturing variances due to the reduction in sales volume and relocation disruptions. By the first quarter of fiscal year 2007, orders and sales rates for Eimac had recovered to near their historical levels.

Orders

We sell our products into six end markets: radar, electronic warfare, medical, communications, industrial and scientific.  We frequently refer to our radar and electronic warfare markets as our “defense markets.”

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

Our orders by market for the nine months ended June 29, 2007 and June 30, 2006 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar	$92.4	34%	$88.6	36%	$3.8	4%
Electronic Warfare	17.0	6	18.4	7	(1.4)	(8)
Medical	53.9	20	46.9	19	7.0	15
Communications	81.7	31	71.7	29	10.0	14
Industrial	16.1	6	16.7	7	(0.6)	(4)
Scientific	8.3	3	3.9	2	4.4	113
Total	$269.4	100%	$246.2	100%	$23.2	9%

Explanations for the order increase or decrease by market for the nine months ended June 29, 2007 compared to the nine months ended June 30, 2006 are as follows:

•      Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased from an aggregate of $107.0 million in the nine months ended June 30, 2006 to an aggregate of $109.4 million in the nine months ended June 29, 2007. This approximate 2% overall increase in orders for these markets on a combined basis is consistent with our expectations of overall low single digit percentage average long-term annual growth in these markets taken on a combined basis.

•      Medical: The increase in medical orders from the nine months ended June 30, 2006 to the nine months ended June 29, 2007 resulted from continued increases in orders for our magnetic resonance imaging (“MRI”) products due to growth in the number of MRI systems on which we have products; increases in orders for our x-ray generators due to growth in the overall x-ray generator market and our share of this market, as well as increases in orders for our x-ray generators for a Russian tender program, now in its second year of supporting the expansion of the Russian medical infrastructure.

•      Communications: The increase in communications orders was primarily attributable to increases in orders to foreign customers for satellite communications amplifiers used for news gathering and mobile applications, broadcast applications and direct-to-home applications. These increases were partially offset by a decrease in orders for our newer types of satellite communications amplifiers for certain programs for North American direct-to-home broadcast and military satellite communications applications, due to the timing of orders for these programs.

•      Industrial: Orders in the industrial market, one of our smallest markets, are cyclical. The decrease in industrial orders was primarily attributable to the timing of orders for products used in electromagnetic susceptibility test programs and other industrial applications.

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

Backlog

As of June 29, 2007, we had an order backlog of $198.4 million compared to an order backlog of $184.8 million as of June 30, 2006. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended
	June 29, 2007		June 30, 2006
		% of		% of
	Amount	Sales	Amount	Sales
Sales	$87.3	100.0%	$87.8	100.0%
Cost of sales	58.7	67.2	60.9	69.4
Gross profit	28.7	32.9	26.9	30.6
Operating costs and expenses:
Research and development	2.2	2.5	2.5	2.8
Selling and marketing	4.9	5.6	5.2	5.9
General and administrative	5.8	6.6	5.4	6.2
Amortization of acquisition- related intangibles	0.5	0.6	0.5	0.6
Net loss on disposition of fixed assets	—	0.0	0.2	0.2
Total operating costs and expenses	13.5	15.5	14.0	15.9
Operating income	15.1	17.3	12.9	14.7
Interest expense, net	5.1	5.8	5.9	6.7
Income before taxes	10.0	11.5	7.0	8.0
Income tax expense	1.8	2.1	2.5	2.8
Net income	$8.1	9.3%	$4.5	5.1%
Other Data:
EBITDA (a)	$17.3	19.8%	$15.3	17.4%

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

For a reconciliation of Net Income to EBITDA, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended June 29, 2007, and June 30, 2006, are summarized as follows (dollars in millions):

	Three Months Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar	$31.5	36%	$32.1	37%	$(0.6)	(2)%
Electronic Warfare	5.0	6	7.0	8	(2.0)	(29)
Medical	18.0	21	15.6	18	2.4	15
Communications	27.3	31	24.9	28	2.4	10
Industrial	4.7	5	6.5	7	(1.8)	(28)
Scientific	0.8	1	1.7	2	(0.9)	(53)
Total	$87.3	100%	$87.8	100%	$(0.5)	(1)%

Sales for the three months ended June 29, 2007 of $87.3 million were $0.5 million, or approximately 1%, less than sales of $87.8 million for the three months ended June 30, 2006. Explanations for the sales increase or decrease by market are as follows:

•      Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses.   The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets decreased approximately 7% in the three months ended June 29, 2007 as compared to the three months ended June 30, 2006, primarily due to shipments made in the three months ended June 30, 2006 for certain electronic warfare programs that were not expected to, and did not, repeat in the three months ended June 29, 2007, as well as the timing of orders and sales for certain radar programs. Management believes that, on a combined basis, these markets will experience low single digit percentage average long-term annual growth.

•      Medical: The 15% increase in sales of our medical imaging and radiation therapy products was primarily due to increased sales of our products used in x-ray imaging. In the three months ended June 29, 2007, sales of x-ray generators to United States and foreign customers increased $2.1 million due to growth in our market share and an increase in shipments for a Russian tender program, now in its second year of supporting the expansion of the Russian medical infrastructure. Shipments of our products used in MRI also increased due to an increase in sales of replacement products, or spares, resulting from growth in the number of MRI systems on which we have products.

•      Communications: The increase in sales in the communications market was primarily the result of increased sales of both newer and traditional satellite communications products for foreign broadcast network and direct-to-home applications, as well as increased sales of newer products for foreign news gathering and mobile applications and U.S. military communications applications. These increases were partially offset by a decrease in shipments of our newer satellite communications products for North American direct-to-home broadcast applications due to the timing of these programs.

•      Industrial: Sales in the industrial market, one of our smallest markets, are cyclical. The decrease in industrial sales was primarily due to timing of orders and shipments of products used for electromagnetic susceptibility test programs and other industrial applications.

•      Scientific: Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The decrease in scientific sales was primarily the result of shipments we made to various laboratories in the three months ended June 30, 2006 that did not repeat in the three months ended June 29, 2007.

Gross Profit. Gross profit was $28.7 million, or 32.9% of sales, for the three months ended June 29, 2007 as compared to $26.9 million, or 30.6% of sales, in the three months ended June 30, 2006. The three months ended June 30, 2006 included non-recurring expenses of approximately $1.8 million for move-related expenses, including unfavorable overhead absorption and manufacturing variances, for Eimac. The three months ended June 29, 2007, as compared to the three months ended June 30, 2006, were favorably impacted by the shipment of products with higher gross margins and were unfavorably impacted by approximately $0.5 million due to increases in our Canadian dollar denominated manufacturing expenses due to the weakening of the U.S. dollar.

Research and Development. Research and development expenses were $2.2 million, or 2.5% of sales, for the three months ended June 29, 2007, a $0.3 million decrease from $2.5 million, or 2.8% of sales, for the three months ended June 30, 2006.  The decrease in research and development in fiscal year 2007 was due primarily to more development engineering costs being charged to customer-sponsored research and development, which is reported as cost of sales. Total spending on research and development, including customer-sponsored research and development, was $3.9 million for the three months ended June 29, 2007 and $3.7 million in the three months ended June 30, 2006.

Selling and Marketing. Selling and marketing expenses were $4.9 million, or 5.6% of sales, for the three months ended June 29, 2007, a $0.3 million decrease from the $5.2 million, or 5.9% of sales, for the three months ended June 30, 2006. The reduction in selling and marketing expenses for the three months ended June 29, 2007 compared to the three months ended June 30, 2006 was primarily due to higher spending in three months ended June 30, 2006 for new product introductions.

General and Administrative. General and administrative expenses were $5.8 million, or 6.6% of sales, for the three months ended June 29, 2007, a $0.4 million increase from the $5.4 million, or 6.2% of sales, for the three months ended June 30, 2006. The increase in general and administrative expenses in the three months ended June 29, 2007 was primarily due to increases in foreign currency translation losses, incremental expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and higher stock-based compensation expenses. The increase in foreign currency translation losses is primarily due to the weakening of the U.S. dollar and its corresponding impact to the translation of our net Canadian liability position.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.5 million for both the three months ended June 29, 2007 and the three months ended June 30, 2006.

Interest Expense, net (“Interest Expense”). Interest Expense of $5.1 million for the three months ended June 29, 2007 was $0.8 million lower than interest expense of $5.9 million for the three months ended June 30, 2006. The reduction in interest expense in the three months ended June 29, 2007 compared to the three months ended June 30, 2006 was primarily due to lower debt levels resulting from term loan prepayments of $5.0 million in December 2006, and $47.5 million in May 2006 using the proceeds from the initial public offering of our common stock.

Income Tax Expense. We recorded an income tax expense of $1.8 million and $2.5 million for the three months ended June 29, 2007 and June 30, 2006, respectively.  Our effective tax rate was approximately 18.4% for the three months ended June 29, 2007 as compared to approximately 36.0% for the three months ended June 30, 2006.  The effective tax rate for the three months ended June 29, 2007 includes a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.  Our estimated fiscal year 2007 effective income tax rate, excluding discrete tax items, is approximately 38%.

Net Income. Net income was $8.1 million, or 9.3% of sales, for the three months ended June 29, 2007 as compared to $4.5 million, or 5.1% of sales, in the three months ended June 30, 2006. The increase in net income in the three months ended June 29, 2007 was due primarily to the absence of move-related expenses for Eimac, lower interest expense, and the income tax benefit from filing amended U.S. income tax returns for prior years.

EBITDA. EBITDA was $17.3 million, or 19.8% of sales, for the three months ended June 29, 2007 as compared to $15.3 million, or 17.4% of sales, for the three months ended June 30, 2006. The increase in EBITDA for the three months ended June 29, 2007 was primarily due to the absence in the fiscal year 2007 period of move-related expenses of $2.3 million, including unfavorable overhead absorption and manufacturing variances, for the Eimac relocation, and a favorable mix of products with higher gross margins in the three months ended June 29, 2007; partially offset by EBITDA decreases in fiscal year 2007 from the weakening of the U.S. dollar and higher expenses for Sarbanes-Oxley compliance.  The weakening of the U.S. dollar reduced EBITDA by a total of $1.1 million due to increases in Canadian dollar denominated expenses and translation losses from our net Canadian liability position.

Nine Months Ended June 29, 2007 Compared to Nine Months Ended June 30, 2006

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended
	June 29, 2007		June 30, 2006
		% of		% of
	Amount	Sales	Amount	Sales
Sales	$259.5	100.0%	$257.1	100.0%
Cost of sales (a)	176.5	68.0	179.2	69.7
Gross profit	82.9	31.9	77.8	30.3
Operating costs and expenses:
Research and development	6.5	2.5	6.4	2.5
Selling and marketing (a)	14.5	5.6	15.0	5.8
General and administrative (a)	16.1	6.2	17.4	6.8
Amortization of acquisition-related intangibles	1.6	0.6	1.6	0.6
Net loss on disposition of assets	—	0.0	0.4	0.2
Total operating costs and expenses	38.8	15.0	40.8	15.9
Operating income	44.1	17.0	37.0	14.4
Interest expense, net	15.8	6.1	18.4	7.2
Income before taxes	28.4	10.9	18.6	7.2
Income tax expense	8.6	3.3	7.6	3.0
Net income	$19.7	7.6%	$11.0	4.3%
Other Data:
EBITDA (b)	$50.7	19.5%	$43.8	17.0%

(a)     The nine months ended June 30, 2006 includes a special bonus expense (see “Special Bonus” below) of $3.25 million, allocated as follows: $0.3 million to cost of sales, $0.2 million to selling and marketing and $2.75 million to general and administrative.

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

•     EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and therefore is a component of the measures used by the management to facilitate internal comparisons to competitors' results and our industry in general; and

•     the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

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

For a reconciliation of Net Income to EBITDA, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the nine months ended June 29, 2007 and June 30, 2006 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar	$88.8	34%	$90.1	35%	$(1.3)	(1)%
Electronic Warfare	17.9	7	20.0	8	(2.1)	(11)
Medical	52.1	20	42.8	17	9.3	22
Communications	80.5	31	83.6	33	(3.1)	(4)
Industrial	16.1	6	16.3	6	(0.2)	(1)
Scientific	4.1	2	4.3	1	(0.2)	(5)
Total	$259.5	100%	$257.1	100%	$2.4	1%

Sales for the nine months ended June 29, 2007 of $259.5 million were $2.4 million, or 1%, higher than sales of $257.1 million for the nine months ended June 30, 2006.  Explanations for the sales increase or decrease by market are as follows:

•                  Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses.  The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets decreased 3%, totaling an aggregate of $110.1 million in the nine months ended June 30, 2006, as compared to an aggregate of $106.7 million in the first nine months of fiscal year 2007. The slight decline in combined sales was due primarily to shipments made in the first nine months of fiscal year 2006 for certain electronic warfare programs that were not expected to, and did not, repeat in the first nine months of fiscal year 2007, as well as the timing of orders and sales for certain electronic warfare and radar programs. Management believes that, on a combined basis, these markets will experience low single digit percentage average long-term annual growth.

•                  Medical: The 22% increase in sales of our medical imaging and radiation therapy products was primarily due to increased sales of our products used in x-ray imaging, in radiation therapy for the treatment of cancer and in MRI. In the nine months ended June 29, 2007, as compared to the nine months ended June 30, 2006, sales of replacement MRI products, or spares, increased due to growth in the number of MRI systems on which we have products. Sales of x-ray generators to U.S. and foreign customers increased $5.8 million, including a $1.9 million increase in sales of x-ray generators that are utilized in conjunction with equipment used for the treatment of cancer and a $1.4 million increase in sales of x-ray generators for a Russian tender program, now in its second year of supporting the expansion of the Russian medical infrastructure.

•                  Communications: The decrease in sales in the communications market was primarily the result of the timing of shipments for troposcatter communications programs.  In fiscal year 2006, we enjoyed unusually strong sales of products for troposcatter communications programs, and our shipments of products for these programs were $1.8 million higher in the first nine months of fiscal year 2006 than in the first nine months of fiscal year 2007, as we currently have provided these programs with sufficient stock of our products.  In addition, the first half of fiscal year 2006 contained higher sales of traditional satellite communications amplifiers for North American direct-to-home broadcast applications than the first half of fiscal year 2007, due to the cyclical nature of the direct-to-home broadcast market, and shipments of satellite communications amplifiers to an Indian government agency for a one-time application in the nine months ended June 30, 2006 did not recur in the nine months ended June 29, 2007.  These decreases were partially offset by an increase in shipments of both traditional and newer satellite communications products to U.S. and foreign customers for various programs, including foreign satellite news gathering or mobile applications, broadcast network applications, direct-to-home broadcast applications and military satellite communications applications. These newer satellite communications products for the direct-to-home broadcast and military satellite communications applications were for the 30 gigahertz frequency band, or Ka-band, which is projected to be one of the major new satellite communications growth areas for both commercial and military applications.

•                  Industrial: Sales in the industrial market, one of our smallest markets, are cyclical.  Industrial sales levels in the first nine months of fiscal year 2007 as compared to the first nine months of fiscal year 2006 were essentially unchanged.

•                  Scientific: Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. Scientific sales levels in the first nine months of fiscal year 2007 as compared to the first nine months of fiscal year 2006 were essentially unchanged.

Gross Profit. Gross profit was $82.9 million, or 31.9% of sales, for the nine months ended June 29, 2007 as compared to $77.8 million, or 30.3% of sales, in the nine months ended June 30, 2006. The nine months ended June 30, 2006 included non-recurring expenses of approximately $5.6 million for move-related expenses, including unfavorable overhead absorption and manufacturing variances, from the Eimac relocation. The nine months ended June 29, 2007, as compared to the nine months ended June 30, 2006, were favorably impacted by the shipment of products with higher gross margins and were unfavorably impacted by approximately $2.7 million due to increases in our Canadian dollar denominated manufacturing expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006 and the further weakening of the U.S. dollar.

Research and Development. Research and development expenses were $6.5 million, or 2.5% of sales, for the nine months ended June 29, 2007, a $0.1 million increase from $6.4 million, or 2.5% of sales, for the nine months ended June 30, 2006.  Total spending on research and development, including company-sponsored amounts charged to research and development, and customer-sponsored amounts, which is reported as cost of sales, increased to $11.5 million, or 4.4% of sales in the nine months ended June 30, 2007 as compared to $10.7 million, or 4.2% of sales, in the nine months ended June 30, 2006.  The increase in research and development spending was primarily due to additional investment in the growth of medical diagnostic imaging products and vacuum electron devices (“VED”) products for radar, electronic warfare and certain of the satellite communication markets.

Selling and Marketing. Selling and marketing expenses were $14.5 million, or 5.6% of sales, for the nine months ended June 29, 2007, a $0.5 million decrease from the $15.0 million, or 5.8% of sales, for the nine months ended June 30, 2006. The reduction in selling and marketing expenses for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006 was primarily due to higher spending in the first nine months of fiscal year 2006 for new product introductions. Selling and marketing expenses for the nine months ended June 30, 2006 included $0.2 million of the special bonus discussed below.

General and Administrative. General and administrative expenses were $16.1 million, or 6.2% of sales, for the nine months ended June 29, 2007, a $1.3 million decrease from the $17.4 million, or 6.8% of sales, for the nine months ended June 30, 2006. The nine months ended June 30, 2006 included $2.75 million of the special bonus, discussed below, and Eimac relocation expenses of $1.1 million.  The nine months ended June 29, 2007 include approximately $1.1 million for incremental expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, $0.4 million for additional expenses as a result of becoming a publicly traded company in April 2006, $0.5 million for expenses associated with the evaluation of certain potential acquisition candidates, and $0.4 million higher stock-based compensation expenses.

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

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $1.6 million for both the nine months ended June 29, 2007 and the nine months ended June 30, 2006.

Interest Expense, net (“Interest Expense”). Interest expense of $15.8 million for the nine months ended June 29, 2007 was $2.6 million lower than interest expense of $18.4 million for the nine months ended June 30, 2006. The reduction in interest expense for the nine months ended June 29, 2007 compared to the nine months ended June 30, 2006 was primarily due to the lower debt levels resulting from term loan prepayments of $5.0 million in December 2006, and $47.5 million in May 2006 using proceeds from the initial public offering of our common stock.

Income Tax Expense. We recorded an income tax expense of $8.6 million and $7.6 million for the nine months ended June 29, 2007 and June 30, 2006, respectively.  Our effective tax rate was approximately 30.5% for the nine months ended June 29, 2007 as compared to approximately 40.8% for the nine months ended June 30, 2006.  The effective tax rate for the nine months ended June 29, 2007 includes a discrete tax benefit of $1.8 million that was recorded in the third quarter related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S. Our estimated fiscal year 2007 effective income tax rate, excluding discrete tax items, is approximately 38%.

Income tax expense for the nine months ended June 30, 2006 included $0.3 million of charges attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by reversal of a $0.2 million tax contingency reserve that was no longer required. Without the correction to the overstatement of tax benefits, our effective tax rate for the nine months ended June 30, 2006 would have been approximately 39%.

Net Income. Net income was $19.7 million, or 7.6% of sales, for the nine months ended June 29, 2007 as compared to $11.0 million, or 4.3% of sales, in the nine months ended June 30, 2006. The increase in net income for the nine months ended June 29, 2007 was primarily due to the absence in fiscal year 2007 of non-recurring expenses for the Eimac relocation and the special bonus, and lower interest expense and a favorable mix of products with higher gross margins in fiscal year 2007; somewhat offset by increases in our Canadian dollar denominated expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006 and the further weakening of the U.S. dollar in fiscal year 2007.  The nine months ended June 29, 2007 include incremental expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, additional expenses as a result of becoming a publicly traded company in April 2006, $0.5 million for expenses associated with the evaluation of certain potential acquisition candidates, and higher stock-based compensation expenses.

EBITDA. EBITDA was $50.7 million, or 19.5% of sales, for the nine months ended June 29, 2007 as compared to $43.8 million, or 17.0% of sales, in the nine months ended June 30, 2006. The increase in EBITDA for the first nine months of fiscal year 2007 was primarily due to the absence in the 2007 period of move-related expenses of $6.8 million, including unfavorable overhead absorption and manufacturing variances for the Eimac relocation, the absence in fiscal year 2007 of non-recurring expenses for the special bonus of $3.25 million, and higher sales and a favorable mix of products with higher gross margins in fiscal year 2007; partially offset by increases in our Canadian dollar denominated expenses of $3.2 million resulting from the weakening of the U.S. dollar and expiration of favorable foreign currency hedge contracts in March 2006, higher stock-based compensation expenses in fiscal year 2007 of $0.8 million, and higher acquisition-related, public company and Sarbanes-Oxley compliance expenses in fiscal year 2007.

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

Pro forma for our recent refinancing discussed below (including the redemption of a portion of CPI International’s floating rate senior notes (the “FR Notes”) expected on September 5, 2007), we will have $247.0 million in total principal amount of debt outstanding, compared to $247.5 million as of September 29, 2006. As of June 29, 2007, we had cash and equivalents of $39.4 million compared to $30.2 million as of September 29, 2006. Cash balances in excess of operating requirements are invested daily in overnight U.S. Government securities and money market accounts.

Recent Refinancing Transactions

Amended Credit Facility: On August 1, 2007, CPI entered into an Amended and Restated Credit Agreement (Credit Agreement), dated as of August 1, 2007  (Closing Date), which provides for an amended credit facility (Amended Credit Facility) in the aggregate principal amount of $160 million, consisting of a $100 million term loan facility (Term Loan) and a $60 million revolving credit facility, with a sub-facility of $15 million for letters of credit and $5 million for swing line loans.  Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, CPI may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate.  The Amended Credit Facility is guaranteed by CPI International and all of CPI’s domestic subsidiaries and is secured by substantially all of the assets of CPI International, CPI and CPI’s domestic subsidiaries. See Note 12 of the accompanying unaudited condensed consolidated financial statements for a summary of the terms and conditions of the Amended Credit Facility.

The Amended Credit Facility replaces CPI’s existing $130 million credit facility. On the Closing Date, CPI borrowed $100 million under the Term Loan, the proceeds of which were principally used to satisfy outstanding term loan amounts under our existing senior credit facilities and to pay a dividend to CPI International to permit CPI International to repurchase and redeem $58 million aggregate principal amount of its FR Notes as described below.  Future borrowings under the Amended Credit Facility may be used for general corporate purposes.

FR Notes repurchase: On August 2, 2007, CPI International closed its tender offer for a portion of the FR Notes (which expired on August 1, 2007), with $38,175,000 in aggregate principal amount of the FR Notes tendered and accepted for purchase. Tendering holders were paid an aggregate of approximately $39.4 million, representing $1,032.50 per $1,000.00 principal amount of the FR Notes tendered, plus accrued interest up to, but not including, the date of purchase.

FR Notes redemption: On August 6, 2007, the trustee for the FR Notes, upon instruction of CPI International, notified the holders of the FR Notes that $19,825,000 aggregate principal amount of the FR Notes will be redeemed on September 5, 2007. The aggregate redemption price will be approximately $20.4 million or $1,030 per $1,000 principal amount of the FR Notes, plus accrued and unpaid interest to, but not including, the date of redemption.

We estimate that the Amended Credit Facility and the repurchase and redemption of a portion of the FR Notes as described above will result in annual interest savings of approximately $2.0 million for the twelve months following the September 5, 2007 redemption of a portion of the FR Notes. In addition, we expect to incur approximately $5.0 million in one-time, non-cash costs associated with the write-off of deferred debt issue costs and approximately $2.0 million in redemption premiums and other expenses associated with the redemption and repurchase of an aggregate of $58.0 million of the FR Notes.

Historical Operating, Investing and Financing Activities

Operating Activities.

Operating activities provided cash of $19.3 million in the nine months ended June 29, 2007, which was attributable to net income of $19.7 million and depreciation, amortization and other non-cash charges of $8.8 million, partially offset by $9.2 million for cash used for working capital. The primary uses of cash for working capital in the nine months ended June 29, 2007 were for increases in inventories of $6.3 million due to anticipated higher sales volume for the upcoming two quarters, particularly for the next three months, and accounts receivable of $3.0 million due to the timing of customer shipments, and reduction in income taxes payable of $3.9 million due primarily to income tax payments from the taxable gain on the sale of our San Carlos property in fiscal year 2006. The total amount of cash used for working capital was partially offset by increases in accounts payable and accrued expenses of $4.3 million.

Operating activities provided cash of approximately $1.9 million in the in the nine months ended June 30, 2006, which was attributable to net income of $11.0 million, depreciation, amortization and other non-cash charges of $7.7 million; partially offset by $16.8 million for cash used for working capital. The principal uses of cash for working capital in the nine months ended June 30, 2006 were for increases in accounts receivable of $8.9 million, inventories of $3.6 million and decreases in advance payments from customers of $6.8 million, partially offset by a $4.2 million increase in income taxes payable.

Investing Activities.

Net cash used in investing activities was $6.8 million for the nine months ended June 29, 2007 and $8.6 million for the nine months ended June 30, 2006. The primary investing activity in each of these periods was for capital expenditures. For the nine months ended June 29, 2007, capital expenditures included $3.7 million for a building expansion project for our Canadian manufacturing facility which was substantially completed in June 2007. Capital expenditures for the nine months ended June 30, 2006 included $4.4 million for capital equipment, building and land lease improvements in Palo Alto, California related to the relocation of our Eimac division and $1.2 million for a building expansion project at our Canadian facility.

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. In fiscal year 2007, ongoing capital expenditures are expected to be approximately $4.5 million, excluding costs incurred for our Canadian facility expansion.

Financing Activities.

Net cash used in financing activities was $3.2 million for the nine months ended June 29, 2007, compared to net cash used in financing activities of $7.2 million for the nine months ended June 30, 2006. Financing activities for the nine months ended June 29, 2007 consisted primarily of a $5.0 million term loan repayment in December 2006 using available operating cash, partially offset by proceeds of $1.1 million from the stock option exercises and shares purchases under our employee stock purchase plan, and $0.7 million of excess tax benefits from stock option exercises. The $5.0 million term loan repayment included a $1.7 million required annual excess cash flow prepayment for fiscal year 2006 and an optional prepayment of $3.3 million. No such required prepayment was made in the nine months ended June 30, 2006.

Financing activities for the nine months ended June 30, 2006 consisted of a $37.5 million in net repayments on our term loan and a $17.0 million special cash dividend to the holders of CPI International’s common stock in December 2005, partially offset by $47.3 million of net proceeds from our initial public offering of common stock (the “IPO”), after deduction of IPO expenses of $5.6 million.

Commitments

Leases

We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050.

Debt Obligations

In addition to CPI’s Amended Credit Facility described above under the caption “Recent Refinancing Transactions,” CPI has senior subordinated notes bearing interest at a rate of 8% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of CPI’s domestic subsidiaries. As of June 29, 2007, the outstanding principal balance of the 8% Notes was $125.0 million.

After giving effect to the purchase and redemption of the FR Notes described above under the caption “Recent Refinancing Transactions,” CPI International will have outstanding $22.0 million aggregate principal amount of the FR Notes issued at a 1% discount. The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due August 1, 2007 is approximately 11.15% per annum. The FR Notes will mature on February 1, 2015. The FR Notes are general unsecured obligations of CPI International. The FR Notes are not guaranteed by any of CPI International’s subsidiaries but are structurally subordinated to all existing and future indebtedness and other liabilities of CPI International’s subsidiaries. The FR Notes are senior in right of payment to CPI International’s existing and future indebtedness that is expressly subordinated to the FR Notes.

Interest Rate Swap

To hedge the interest rate exposure associated with the FR Notes, on April 15, 2005, we entered into an $80.0 million interest rate swap contract (the “Swap”) to receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the FR Notes through January 31, 2008. The Swap interest payments are made semi-annually, beginning with the first payment on February 1, 2006. The Swap matures on January 31, 2008.

Guarantees

We have restricted cash of $3.0 million and $1.7 million as of June 29, 2007 and September 29, 2006, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and collateral for a construction contract. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Under the terms of the Swap, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the Swap. The collateral required totals a certain minimum amount plus an amount equal to the unfavorable mark-to-market exposure on the Swap. Generally, the required collateral will rise as interest rates decline. We posted $0.5 million of collateral under the Swap, which is included in the condensed consolidated balance sheet in “prepaid and other current assets” as of June 29, 2007 and in “other long-term assets” as of September 29, 2006.

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures and working capital requirements, and to comply with the financial covenants in the documents governing our debt. Beyond the next twelve months, we expect our future cash flow from operations and the borrowing availability under our senior credit facilities, to remain sufficient to fund any ongoing investments in capital equipment and interest payments on our senior notes. There are no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Recently Released Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We will be required to adopt FIN No. 48 in our fiscal year 2008 commencing September 29, 2007 and are currently in the process of determining the impact, if any, of adopting the provisions of this new standard on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We will be required to adopt SFAS No. 157 in our fiscal year 2009 commencing October 4, 2008 and are currently evaluating the potential impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We will be required to adopt SFAS No. 158 in the fourth quarter of fiscal year 2007 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is applicable for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We will adopt SAB No. 108 in the fourth quarter of fiscal year 2007 and are currently evaluating what effect adopting the new guidance will have on our consolidated results of operations and financial condition.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS No. 159 in our fiscal year 2009 commencing October 4, 2008 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

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

At June 29, 2007 and September 29, 2006, the net carrying amount of goodwill and other intangible assets was $221.0 million and $223.0 million, respectively. As of June 29, 2007, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At June 29, 2007 and September 29, 2006, the net carrying amount of property, plant and equipment was $65.0 million and $64.0 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

At the beginning of fiscal year 2006, we adopted SFAS No. 123 (revised 2004) or 123(R), “Share-Based Payment,” and SAB No. 107, “Share-Based Payment,” for our existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. We will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options unless such options are modified.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SEC SAB No. 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. For the three and nine months ended June 29, 2007, we recognized $0.3 million and $0.9 million in stock-based compensation expense, respectively. For the three and nine months ended June 30, 2006, we recognized $0.1 million in stock-based compensation expense.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk: Our exposure to market risk for changes in interest rates relates primarily to our long-term debt.

Pro forma for our recent refinancing, described under the caption “Recent Refinancing Transactions” set forth under Liquidity and Capital Resources above, and following the redemption of a portion of CPI International’s floating rate senior notes (“FR Notes”) expected on September 5, 2007, we will have fixed rate senior notes of $125.0 million due in 2012, bearing interest at 8% per year and variable rate debt that comprises $22.0 million FR Notes due in 2015 and a $100.0 million term loan under our newly amended credit facility due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

In order to manage interest costs and risk, we entered into an interest rate swap agreement (“Swap”) during fiscal year 2005 with a financial institution on a total notional amount of $80 million whereby we receive variable rate 6-month LIBOR interest and pay 4.15% fixed rate interest, which when combined with the 5.75% margin, results in a fixed rate of 9.9% on the floating rate notes through January 31, 2008. The total fixed interest rate of 9.9% at June 29, 2007, resulted in interest expense savings relative to variable rates of approximately $0.2 million and $0.8 million for the three and nine months ended June 29, 2007.  Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the $80 million FR Notes which permitted recording the fair value of the Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets.

 In accordance with SFAS No. 133, the portion of the Swap associated with the anticipated retirement of FR Notes as of June 29, 2007 became ineffective and no longer qualifies for special hedge accounting treatment.  Therefore, for the three and nine months ended June 29, 2007, we reported approximately $0.1 million reduction to interest expense in our consolidated statements of operations for the ineffective portion of the Swap. As of June 29, 2007, the fair value of the Swap included in accumulated other comprehensive income in the consolidated balance sheets was $0.5 million.

Foreign currency exchange risk: Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the three and nine months ended June 29, 2007 and June 30, 2006.

As of June 29, 2007, we had entered into Canadian dollar forward contracts for approximately $20.2 million (Canadian dollars), or 83% of estimated Canadian dollar denominated expenses through December 2007, at an average rate of approximately $0.88 U.S. dollar to Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to operating income or approximately 1.9 cents to basic earnings per share and 1.7 cents to diluted earnings per share.

Net income in the three and nine months ended June 29, 2007 includes a recognized loss from foreign currency forward contracts of $0.2 million. Net income in the three and nine months ended June 30, 2006 includes a recognized gain from foreign currency forward contracts of $0.3 million and $1.3 million, respectively. At June 29, 2007 and September 29, 2006, the fair value of the unrealized gain, net of tax, on Canadian dollar forward contracts was $0.8 million and $8,000, respectively.

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

Part II:  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2006. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2006 Form 10-K.

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

CPI INTERNATIONAL, INC.

Dated: August 13, 2007	/s/ O. Joe Caldarelli
O. Joe Caldarelli Chief Executive Officer

Dated: August 13, 2007	/s/ Joel A. Littman
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)