Form 10-K
period 2007-09-28
CPI INTERNATIONAL, INC.
filed 2007-12-12
CIK 1279176

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51928

CPI International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-3142681 (I.R.S. Employer Identification No.)
811 Hansen Way Palo Alto, California 94303 (Address of Principal Executive Offices and Zip Code)	(650) 846-2900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of common stock held by non-affiliates of the registrant as of March 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $141 million, based on the closing sale price of $19.22 per share of common stock as reported on the Nasdaq Stock Market.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,382,656 shares of the registrant's common stock, par value $0.01 per share, were outstanding at November 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive 2008 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

CPI INTERNATIONAL, INC.

TABLE OF CONTENTS

Cautionary Statements Regarding Forward-Looking Statements

        This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the U.S. defense budget; currency fluctuations; U.S. Government contracts laws and regulations; changes in technology; the impact of unexpected costs; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission ("SEC"). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

PART I

Item 1.    Business

Background

        We are a provider of microwave and radio frequency ("RF"), power and control products for critical defense, communications, medical, scientific and other applications. We develop, manufacture and distribute products used to generate, amplify and transmit high-power/high-frequency microwave and RF signals and/or provide power and control for various applications.

        Approximately half of our product sales for fiscal year 2007 were for U.S. and foreign government and military end use, particularly for radar and electronic warfare applications. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products to the demanding specifications required for advanced military applications. Our products are critical elements of high-priority U.S. and foreign military programs and platforms, including numerous planes, ships and ground-based platforms. Defense applications of our products include transmitting and receiving radar signals for locating and tracking threats, weapons guidance and navigation, as well as transmitting decoy and jamming signals for electronic warfare and transmitting signals for satellite communications. The U.S. Government is our only customer that accounted for more than 10% of our sales in the last three fiscal years.

        In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provides us with a diversified base of sales. Approximately half of our product sales for fiscal year 2007 were for commercial applications.

        We continue to develop higher-power, wider-bandwidth and higher-frequency microwave products that enable significant technological advances for our defense and commercial customers. In fiscal year 2007, we generated approximately 60% of our total sales from products for which we believe that we are the sole provider to our customers, enhancing our reputation and the stability of our business.

        Many of our products "wear out," having average lives of between three and seven years, and require replacement after that time. We estimate that approximately 47% of our total sales for fiscal year 2007 were generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products, providing us with a stable, predictable business that is partially insulated from dramatic shifts in market conditions. We regularly work with our customers to create upgraded products with enhanced bandwidth, power and reliability. We estimate that our products are installed in over 125 U.S. defense systems in addition to over 180 commercial systems. This installed base and our sole-provider positioning on high-profile U.S. military and commercial programs provide us with a reputation and market visibility that we believe will help us generate profitable future sales growth.

        In 1948, Russell and Sigurd Varian, the historical founders of our business and the inventors of the klystron, founded Varian Associates, Inc. and introduced the klystron as their first commercial product. The klystron is still a foundation of modern high-power microwave applications and makes possible the generation, amplification and transmission of high-fidelity electronic signals at high-power levels and high frequencies. Varian Associates' first products became the progenitors of our current product lines. Over time, Varian Associates, through internal development and acquisition, developed new devices and new uses for its products, including applications for the radar, electronic warfare, communications, medical, industrial and scientific markets.

        In 1995, a private equity fund, together with members of management, purchased the electron device business from Varian Associates and formed Communications & Power Industries Holding Corporation, our predecessor, which was the parent company of Communications and Power

Industries, Inc. CPI International, Inc. was incorporated in Delaware in November 2003, under the name CPI Acquisition Corp. and was wholly owned at that time by affiliates of The Cypress Group ("Cypress"). In January 2004, CPI Acquisition Corp. acquired the predecessor in a merger and changed its name from CPI Acquisition Corp. to CPI Holdco, Inc. In January 2006, CPI Holdco, Inc. changed its name to CPI International, Inc. On May 3, 2006, we completed the initial public offering of the common stock of CPI International.

        Unless otherwise noted or dictated by context, (1) "CPI International" or "successor" means CPI International, Inc., (2) "predecessor" means Communications & Power Industries Holding Corporation, the predecessor to CPI International, (3) "Communications & Power Industries" means Communications & Power Industries, Inc., the direct, wholly owned operating subsidiary of CPI International and (4) "merger" or the "January 2004 merger" means the January 23, 2004 merger pursuant to which CPI International acquired the predecessor. The terms "we," "us," and "our" refer to CPI International and its direct and indirect subsidiaries on a consolidated basis after the merger, or to the predecessor and its direct and indirect subsidiaries on a consolidated basis prior to the merger, as applicable.

        We are organized into six operating divisions: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division and Communications & Medical Products Division (both in Ontario, Canada), Econco Division (Woodland, California) and Malibu Division (Camarillo, California). In fiscal year 2006, we moved the operations of our Eimac business ("Eimac"), which was formerly a separate division, from San Carlos, California into our facility in nearby Palo Alto, California, and integrated those operations into our Microwave Power Products Division in order to realize increased efficiencies and achieve additional cost savings.

        In August 2007, we purchased all outstanding common stock of Malibu Research Associates, Inc. ("Malibu"), a privately held company, in order to expand our product offering to both new and existing customers in the radar, electronic warfare and communications markets, and as a result of this acquisition, we formed the Malibu Division.

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

  •
  the transmission and amplification of voice, data and video signals for broadcasting, data links, Internet and other types of commercial and military communications;

  •
  providing power and control for medical diagnostic imaging;

  •
  generating microwave energy for radiation therapy in the treatment of cancer; and

  •
  generating microwave energy for various industrial and scientific applications.

Our end markets are described below.

Radar Market

        We supply products used in various types of military radar systems, including search, fire control, tracking and weather radar systems. In radar systems, our products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system's antenna through the air until they strike a target. The return "echo" is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our products have been an integral element of radar systems for over five decades. Our sales in the radar market were $120.3 million, $119.9 million and $109.4 million in fiscal years 2007, 2006 and 2005, respectively. We believe that, on average, well over 50% of our sales in the radar market are generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

        Our radar products include microwave and power grid sources, microwave amplifiers, receiver protectors, multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. With our acquisition of Malibu, our product offering in the radar market has expanded to include advanced antenna systems for radar and radar simulators. Our products are used in airborne, unmanned aerial vehicles ("UAVs"), ground and shipboard radar systems. We believe that we are a leading provider of power grid and microwave power sources for government radar applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs.

Electronic Warfare Market

        We supply microwave power amplifiers to the electronic warfare market. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for the electronic warfare market, having sold thousands of devices into the market, and we believe that we have a sole provider position in products for high-power phased array systems and expendable decoys. The electronic warfare market also includes devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices ("IEDs") and Active Denial (a new system, currently in testing, that uses microwave energy to deter unfriendly personnel). Our sales in the electronic warfare market were $25.4 million, $26.8 million, and $27.7 million in fiscal years 2007, 2006 and 2005, respectively. Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Medical Market

        Within the medical market, we focus on diagnostic and treatment applications. For diagnostic applications, we provide products for medical imaging applications, such as x-ray imaging, positron emission tomography ("PET") and magnetic resonance imaging ("MRI"). For these applications, we provide x-ray generators, subsystems, software and user interfaces, including state-of-the-art, high-efficiency, compact power supplies and modern microprocessor-based controls and operator consoles for diagnostic imaging. X-ray generators are used to generate and control the electrical energy being supplied to an x-ray vacuum electron device ("VED") and, therefore, control the dose of radiation delivered to the patient during an x-ray imaging procedure. In addition, these x-ray generators include a user interface to control the operation of the equipment, including exposure times and the selection of the anatomic region of the body to be examined. These generators are interfaced with, and often power and control, auxiliary devices such as patient positioners, cameras and automatic exposure controls to synchronize the x-ray examination with this other equipment. We also provide Power Grid devices for PET Isotope production systems. These systems are linac-based proton accelerators used in the detection of cancer and other diseases.

        For treatment applications, we provide klystron VEDs and electron guns for high-end radiation therapy machines. Klystrons provide the microwave energy to accelerate a beam of energy toward a cancerous tumor.

        Sales in the medical market were $67.6 million, $57.6 million and $50.7 million in fiscal years 2007, 2006 and 2005, respectively.

        Since 1995, when Varian Associates sold its electron devices business to us, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.'s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for the Clinac and Trilogy™ medical linear accelerators. This automated system for image-guided radiation therapy uses high-resolution x-ray images to pinpoint tumor sites. Approximately over 4,700 of Varian Medical Systems' Clinac and Trilogy medical linear accelerators for cancer radiotherapy are in service around the world, delivering more than 30 million cancer treatments each year.

        The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large original equipment manufacturers ("OEMs") who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We believe that we are a leading independent supplier of x-ray generators in the world, and we believe that this market provides continued growth opportunities for us.

        We have traditionally focused on hospital, or "mid- to high-end" applications, and have become a premier supplier to this part of the market. However, there exists substantial demand for private clinic, or "lower-end" applications, and we have introduced new families of products that allow us to participate more fully in this part of the market.

Communications Market

        In the communications market, we provide microwave amplifiers for communications links for broadcast, video, voice and data transmission. We divide the communications market into satellite, terrestrial broadcast, data link and over-the-horizon communications applications. Our sales in the communications market were $110.8 million, $106.7 million and $101.4 million in fiscal years 2007, 2006 and 2005, respectively. The communications market is the most volatile of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the size of our shipments for direct-to-home satellite communications applications during a particular quarter. Historically, we have focused on commercial communications applications, but we have recently expanded our focus to include military communications applications, as we believe that there is a significant and growing market for our products for these applications.

        In each of the satellite, terrestrial broadcast, data link and over-the-horizon communications markets, our products amplify and transmit signals within an overall communications system. Ground-based satellite communications transmission systems use our products to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds or thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station. Terrestrial broadcast systems use our products to amplify and transmit signals, including television and radio signals at very high ("VHF") and ultra high ("UHF") frequencies, or other signals at a variety of frequencies. Over-the-horizon (also referred to as "troposcatter") systems use our amplifiers to send a signal through the atmosphere, bouncing the signal off the troposphere, the lowest atmospheric layer, and enabling receipt of the signal tens of miles to hundreds of miles away. With our acquisition of Malibu, our product offering in the communications market has expanded to include the airborne and ground nodes of the tactical common data link ("TCDL") network for various platforms, including UAVs. TCDL is a high-bandwidth digital data link that transmits and receives real-time command and control, intelligence, surveillance and reconnaissance data between manned and unmanned airborne platforms and their associated ground-based and ship-based terminals.

Satellite Communications

        The majority of our communications products are sold into the satellite communications market. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks. We believe that we have a worldwide installed base of over 19,000 amplifiers. We believe that we offer one of the industry's most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. Our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allows us to provide a superior overall service to our customers.

        We believe that we are well equipped to participate in the newest growth areas, including: amplifiers for the 30 gigahertz (GHz) band (Ka-band), which is projected to be one of the major new satellite communications growth areas for both commercial and military applications; the growing application for direct-to-home satellite broadcast of conventional and high-definition television; the use of satellite communications for broadband data communications; and specialized amplifiers for the military communications market, such as multi-band amplifiers that operate at multiple discrete frequency bands.

Terrestrial Broadcast Communications

        We serve the AM, FM and shortwave radio and VHF and UHF television broadcast market with high-quality, reliable and efficient high-power microwave and RF devices. Eimac, which is part of our Microwave Power Products Division, supplies these products to transmitter OEMs directly, and offers immediate delivery of products to the end users through our distributors. Our Econco Division, which we acquired in our October 2004 acquisition of Econco Broadcast Service, Inc., is a provider of rebuilding services for high-power power grid devices, allowing broadcasters to extend the life of their devices at a cost that is lower than buying a new device. Although the terrestrial broadcast industry is considered a mature market, we believe that emerging shortwave digital radio technology will provide new opportunity for our high-power products. Through the years, we have established a customer base of several thousand customers in the broadcast market, which provides us with opportunities for replacement, spares, upgrade and rebuilding business.

Data Link Communications

        Data link applications use our products to transmit signals from an airborne platform to the ground or other airborne satellite platforms, or vice versa.

Over-the-horizon Communications

        We provide high-power amplifiers for over-the-horizon, or troposcatter, communications applications. The over-the-horizon communications market involves over-the-horizon, microwave-based communication systems. These systems transmit voice, video and data signals for several hundred miles by bouncing the signals off the troposphere, the lowest atmospheric layer, which is approximately six miles above the earth's surface. Since no satellite is required, these systems can provide an easy-to-install, relocatable and cost-efficient alternative to satellite-based communications.

Industrial Market

        The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices that are used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment to perform pipe and plastic welding using RF energy, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $20.5 million, $22.1 million and $23.1 million in fiscal years 2007, 2006 and 2005, respectively.

Scientific Market

        The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as "Big Science." Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy. Our sales in the scientific market were $6.5 million, $6.6 million and $8.4 million in fiscal years 2007, 2006 and 2005, respectively.

        In these scientific applications, our products are used to generate microwave and RF energy to create a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions.

Geographic Markets

        We sell our products in more than 90 countries. In fiscal year 2007, the United States, Europe and Asia accounted for approximately 59%, 22% and 16% of our sales, respectively. No country other than the United States accounted for more than 10% of our sales in fiscal year 2007. See "Sales, Marketing and Service." For financial information about geographic areas, see Note 12 to the accompanying audited consolidated financial statements.

Products

        We have an extensive portfolio of over 4,500 products that includes a wide range of microwave and power grid VEDs, in addition to products such as:

  •
  satellite communications amplifier subsystems;

  •
  radar and electronic warfare subsystems;

  •
  specialized antenna subsystems;

  •
  solid-state integrated microwave assemblies;

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

  •
  transmit, direct, measure and control electromagnetic energy;

  •
  provide the voltages and currents to power and control devices that generate electromagnetic energy; or

  •
  provide some combination of the above functions.

        VEDs were initially developed for defense applications but have since been applied to many commercial markets. We use tailored variations of this key technology to address the different frequency and power requirements in each of our target markets. Generally our VED products derive from, or are enhancements to, the original VED technology on which our company was founded. Most of our other products were natural offshoots of the original VED technology and were developed in response to the opportunities and requirements in the market for more fully integrated products and services. The type of device selected for a specific application is based on the operating parameters required by the system. Our products generally have selling prices ranging from $2,000 to $100,000, with certain, limited products priced up to $1,000,000.

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

  •
  Satellite communications amplifiers: Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, internet and other communications signals from ground stations to satellites in all frequency bands. We provide a broad line of complete, integrated satellite communications amplifiers that consist of a VED or solid-state microwave amplifier, a power supply to power the device, radio frequency conditioning circuitry, cooling equipment, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other components to meet specific customer requirements. We offer amplifiers for both defense and commercial applications. Our products include amplifiers based on traveling wave tubes, klystrons, solid-state devices and millimeter wave devices.

  •
  Receiver protectors and control components: Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from extraneous high-power signals, thereby preventing damage to the receiver. Our business has been designing and manufacturing receiver protector products for over 50 years. We believe that we are the world's largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer's system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in solid-state technology to develop the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, as required by modern radar systems.

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

  •
  Antenna systems: We design and manufacture antenna systems for a variety of applications, including, radar, electronic warfare, communications and telemetry. Along with a variety of antenna types, including phased array, edge and tilt scanning antennas, conformal electronic scanning antennas, stabilized shipboard tracking antennas and our trademark FLAPS (Flat Parabolic Surface) antennas, the antenna systems also include the highly efficient harmonic drive pedestals used to support them. The antenna systems used on airborne, shipboard and ground-based platforms are designed to enable high performance, high data rate transmission at frequencies ranging from 1 to 100GHz.

Backlog

        As of September 28, 2007, we had an order backlog of $196.4 million compared to an order backlog of $187.4 million as of September 29, 2006. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 90% of our backlog as of September 28, 2007 is expected to be filled within fiscal year 2008.

Sales, Marketing and Service

        Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America and Europe, as well as in India, Singapore, China and Australia. As of September 28, 2007, we had 135 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 40% of our sales in fiscal year 2007.

        Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications, the introduction and implementation of new technology and at the same time provide local technical support.

        In addition to our direct sales force, we use over 55 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the United States and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, Ltd., we are able to market our products to both end users and system integrators around the world and are able to deliver our products with short turn-around times.

        Given the complexity of our products, their critical function in customers' systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 18 strategically located service centers, primarily serving satellite communications and medical customers. These service centers are located in the United States (California and New Jersey), Canada (Georgetown, Ontario), Brazil, China (two), India (three), Indonesia, Italy, Japan, Peru, Russia, Singapore, South Africa, Taiwan, and The Netherlands. The service centers enable us to provide extensive technical support and rapid response to customers' critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers or customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

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

        We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers. Solid-state devices are generally best suited for low-power applications, while only VEDs currently serve higher-power and higher-frequency demands. Because of the small dimensions of solid- state components, solid-state devices have challenges in dissipating the significant amount of excess heat energy that is generated in high-power, high-frequency applications. As a result, we believe that for the foreseeable future, solid-state devices will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by our VED products. We believe that VED and solid-state technology currently each serves its own specialized market without significant overlap in most applications.

Research and Development

        Total research and development spending was $16.3 million, $14.8 million and $13.1 million during fiscal years 2007, 2006 and 2005, respectively, consisting of company-sponsored research and development expense of $8.6 million, $8.6 million and $7.2 million during fiscal years 2007, 2006 and 2005, respectively, and customer-sponsored research and development of $7.7 million, $6.2 million and $5.9 million during fiscal years 2007, 2006 and 2005, respectively. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized.

Manufacturing

        We manufacture our products at six manufacturing facilities in five locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just in time materials handling, demand flow technology, statistical process control and value managed relationships with suppliers and customers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity ("OFHC") copper and some cathodes, from a limited group of, or occasionally sole, suppliers. Four of our facilities have achieved the ISO 9001 international certification standard.

        Generally, each of our manufacturing divisions uses similar processes consisting of product development, procurement of components and/or sub-assemblies, high-level assembly and testing. For satellite communications equipment, the process is primarily one of integration, and we use contract manufacturers to provide sub-assemblies whenever possible. Satellite communications equipment uses both VED and solid-state technology, and the Satcom Division procures certain of the critical components that it incorporates into its subsystems from our other manufacturing divisions.

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

U.S. Government Contracts and Regulations

        We deal with numerous U.S. Government agencies and entities, including the Department of Defense, and, accordingly, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. Similar government authorities exist with respect to our international business.

        U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. Therefore long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved.

        In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. All of our government contracts and most of our government subcontracts can be terminated by the U.S. Government, or another relevant government, either for its convenience or if we default by failing to perform under the contract. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination.

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

        In connection with the sale of Varian Associates, Inc.'s electron devices business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) agreed to indemnify us for various environmental liabilities relating to Varian Associates' electron devices business prior to August 1995. We are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our two manufacturing facilities in Palo Alto, California and Beverly, Massachusetts, that are known to require remediation.

        To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at our facilities and responded to environmental claims arising from Varian Medical Systems (or its predecessor's) prior operations of the electron devices business.

        We believe that we have been and are in substantial compliance with environmental laws and regulations, and we do not expect to incur material costs relating to environmental compliance.

Employees

        As of September 28, 2007, we had approximately 1,700 employees, of which 460 are located outside the United States (including approximately 430 in Canada). None of our employees is subject to a collective bargaining agreement although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages and believe that we have good relations with our employees.

Financial Information About Segments

        For financial information about our segments, see Note 12 to the accompanying audited consolidated financial statements.

Available Information

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible at no cost on our Web site at www.cpii.com as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the "SEC"). They are also available by contacting our Investor Relations at investor.relations@cpii.com and are also accessible on the SEC's Web site at www.sec.gov.

        Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

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

        Over 32%, 33% and 31% of our sales in our 2007, 2006 and 2005 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

        Our business with the U.S. Government, subjects us to "qui tam," or "whistle blower," suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that we submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against us in a qui tam or false claim suit could cause us to be liable for substantial damages (including treble damages and monetary penalties) and could carry penalties of suspension or debarment, which would make us ineligible to receive any U.S. Government contracts for a period of up to three years. Any material judgment, or any suspension or debarment, could result in increased costs, which could negatively affect our results of operations. In addition, any of the foregoing could cause a loss of customer confidence and could negatively harm our business and our future prospects.

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

Laws and regulations governing the export of our products could adversely impact our business.

        Licenses for the export of many of our products are required from government agencies in accordance with various regulations, including the United States Export Administration Regulations and the International Traffic In Arms Regulations ("ITAR"). Under these regulations, we must obtain a license or permit from the U.S. Government before transferring export controlled technical data to a foreign person or exporting certain of our products that have been designated as important for national security. These laws and regulations could adversely impact our sales and business in the following scenarios:

  •
  In order to obtain the license for the sale of such a product, we are required to obtain information from the potential customer and provide it to the U.S. Government. If the U.S. Government determines that the sale presents national security risks, it may not approve the sale.

  •
  Delays caused by the requirement to obtain a required license or other authorization may cause delays in our production, sales and export activities, and may cause us to lose potential sales.

  •
  If we violate these laws and regulations, we could be subject to fines or penalties, including debarment as an exporter and/or a government contractor.

We generate sales from contracts with foreign governments, and significant changes in government policies or to appropriations of those governments could have an adverse effect on our business, results of operations and financial condition.

        We estimate that approximately 15% of our fiscal year 2007 sales were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

        We conduct a substantial portion of our business, employ a substantial number of employees, and use external sales organizations, in Canada and in other countries outside of the United States. Direct sales to customers located outside the United States were 41%, 37% and 33% in fiscal years 2007, 2006 and 2005, respectively. As a result, we are subject to risks of doing business internationally. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

  •
  changes in currency rates with respect to the U.S. dollar;

  •
  changes in regulatory requirements;

  •
  potentially adverse tax consequences;

  •
  U.S. and foreign government policies;

  •
  currency restrictions, which may prevent the transfer of capital and profits to the United States;

  •
  restrictions imposed by the U.S. Government on the export of certain products and technology;

  •
  the responsibility of complying with multiple and potentially conflicting laws;

  •
  difficulties and costs of staffing and managing international operations;

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

We are subject to risks of currency fluctuations and related hedging operations.

        A portion of our business is conducted in currencies other than the U.S. dollar. In particular, we incur significant expenses in Canadian dollars in connection with our Canadian operations, but do not receive significant revenues in Canadian dollars. Changes in exchange rates among other currencies, such as the Canadian dollar and the U.S. dollar, will affect our cost of sales, operating margins and revenues. Specifically, if the Canadian dollar strengthens relative to the U.S. dollar, our expenses will increase, and our results of operations will suffer. We use financial instruments, primarily Canadian dollar forward contracts, to hedge a portion of the Canadian dollar denominated costs for our manufacturing operation in Canada. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

        We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of solid and hazardous wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

We could be subject to significant liabilities if Varian Medical Systems does not satisfy the obligations associated with existing environmental contamination.

        When we purchased our electron devices business in 1995, Varian Medical Systems agreed to indemnify us for various environmental liabilities relating to the business prior to the sale, with certain exceptions and limitations. Varian Medical Systems is undertaking the environmental investigation and remedial work at our manufacturing facilities that are known to require environmental remediation. In addition, Varian Medical Systems has been sued or threatened with suit with respect to environmental obligations related to these manufacturing facilities. If Varian Medical Systems does not comply fully with its indemnification obligations to us or does not continue to have the financial resources to comply fully with those obligations, we could be subject to significant liabilities.

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

        Our business and future performance depends on the continued contributions of key management personnel. Our current management team has an average of over 25 years experience with us in various capacities. Since assuming their current leadership roles in 2002, this team has increased our sales, reduced our costs and grown our business. The unanticipated departure of any key member of our management team could have an adverse effect on our business and our results of operations. In addition, some of our technical personnel, such as our key engineers, could be difficult to replace.

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

        In addition, acquisitions, such as our recent acquisition of Malibu, could place demands on our management and/or our operational and financial resources and could cause or result in the following:

  •
  difficulties in assimilating and integrating the operations, technologies and products acquired;

  •
  the diversion of our management's attention from other business concerns;

  •
  our operating and financial systems and controls being inadequate to deal with our growth; and

  •
  the potential loss of key employees.

        Future acquisitions of companies may also provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law in the United States.

Goodwill and other intangibles resulting from our acquisitions could become impaired.

        As of September 28, 2007, our goodwill, developed and core technology and other intangibles amounted to $243.3 million, net of accumulated amortization. We will amortize approximately $3.3 million in fiscal year 2008, $2.8 million in fiscal years 2009, 2010, 2011 and 2012, and $59.7 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

        Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of September 28, 2007, we had an order backlog of $196.4 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

Fluctuations in our operating results, including quarterly net orders and sales, may result in volatility in our stock price, which could cause losses to our stockholders.

        We have experienced and, in the future, expect to experience fluctuations in our quarterly operating results, including net orders and sales. The timing of customers' order placement and customers' willingness to commit to purchase products at any particular time are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become sales and translate into revenues in a particular quarter include:

  •
  delay in shipments due to various factors, including cancellations by a customer, delays in a customer's own production schedules, natural disasters or manufacturing difficulties;

  •
  delay in a customer's acceptance of a product; or

  •
  a change in a customer's financial condition or ability to obtain financing.

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

  •
  unfavorable outcome of any litigation.

Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rates may be adversely affected by a number of factors including:

  •
  the jurisdictions in which profits are determined to be earned and taxed;

  •
  the resolution of issues arising from tax audits with various tax authorities;

  •
  changes in the valuation of our deferred tax assets and liabilities;

  •
  adjustments to estimated taxes upon finalization of various tax returns;

  •
  increases in expenses not deductible for tax purposes;

  •
  changes in available tax credits;

  •
  changes in share-based compensation expense;

  •
  changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

  •
  the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

        Any significant increase in our future effective tax rates could adversely impact net income for future periods.

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of debt, and we may incur substantial additional debt in the future, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

        We have a substantial amount of debt and may incur additional debt in the future. As of September 28, 2007, our total consolidated indebtedness was $246.6 million and we had $56.3 million of additional borrowings available under the revolver under our senior credit facilities. Our substantial amount of debt could have important consequences to us and our stockholders, including, without limitation, the following:

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

        Under our senior credit facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests, which would result in a default under our senior credit facilities. In addition, our senior credit facilities and the indenture governing Communications & Power Industries' 8% senior subordinated notes restrict Communications & Power Industries' ability to make distributions to CPI International. Because we are a holding company with no operations of our own, we rely on distributions from Communications & Power Industries, our wholly owned subsidiary, to satisfy our obligations under our floating rate senior notes. If Communications & Power Industries is unable make distributions to us, and we cannot obtain other funds to satisfy our obligations under our floating rate senior notes, a default under our floating rate senior notes could result.

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

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may fluctuate, which could negatively affect the value of stockholders' investments.

        The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, sales of our common stock by our existing equity investors, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the common stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance. Stockholders may be unable to resell their shares of our common stock at or above the purchase price for their shares or at all.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

        In the past, following periods of market volatility in the price of a company's securities, securityholders have sometimes instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted from the operation of our business, causing our business to suffer.

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

        In addition, we may issue a substantial number of shares of our common stock under our stock incentive and stock purchase plans. As of September 28, 2007, we had options outstanding to purchase 3,171,081 shares of our common stock under our 2000 Stock Option Plan, our 2004 Stock Incentive Plan and our 2006 Equity and Performance Incentive Plan, of which 2,259,528 were exercisable as of such date. In addition, as of September 28, 2007, our 2006 Equity and Performance Incentive Plan and 2006 Employee Stock Purchase Plan provide for the issuance of up to an additional 1,498,046 shares of our common stock to employees, directors and consultants. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other stockholders.

The controlling position of Cypress will limit other stockholders' ability to influence corporate matters.

        As of September 28, 2007, entities affiliated with Cypress collectively own approximately 54% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management, affairs and most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit other stockholders' ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

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

  •
  "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 938,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Beverly, Massachusetts	169,400	(a)			VED
Georgetown, Ontario, Canada	184,500	(b)	22,000		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California			418,300	(c)	VED and satcom equipment
Mountain View, California			42,500		VED
Camarillo, California			37,700		Other
Various other locations			16,800	(d)	VED and satcom equipment

    (a)
    The Beverly, Massachusetts square footage also includes approximately 1,080 square feet leased to a tenant.

    (b)
    Includes a facility expansion completed in fiscal year 2007 that added approximately 58,500 square feet.

    (c)
    Includes 49,100 square feet that are subleased from Varian, Inc. Varian, Inc. subleases the land from Varian Medical Systems, Inc. and Varian Medical Systems subleases the land from Stanford University.

    (d)
    Leased facilities occupied by our field sales and service organizations.

        The lenders under our senior credit facilities have a security interest in certain of our interests in the real property that we own and lease. Our headquarters and one principal complex, including one of our manufacturing facilities, located in Palo Alto, California, are subleased from Varian Medical Systems or one of its affiliates or former affiliates. Therefore, our occupancy rights are dependent on our sublessor's fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by us of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of our business operations.

Item 3.    Legal Proceedings

        We may be involved from time to time in various legal proceedings and various cost accounting and other government pricing claims. We do not expect that the legal proceedings and government pricing claims in which we are currently involved will individually or in the aggregate have a significant impact on our business, financial condition, results of operation or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.01 per share, has traded on the Nasdaq Stock Market LLC under the symbol "CPII" since April 28, 2006. Prior to April 28, 2006, there was no established public trading market for our stock. The following table sets forth the high and low closing sale prices for our common stock as reported by The Nasdaq Stock Market from July 1, 2006, through September 28, 2007.

	High	Low
Fiscal Year 2006
Fourth fiscal quarter (July 1, 2006 to September 29, 2006)	$14.92	$11.30
Fiscal Year 2007
First fiscal quarter (September 30, 2006 to December 29, 2006)	$15.46	$13.04
Second fiscal quarter (December 30, 2006 to March 30, 2007)	$19.76	$14.96
Third fiscal quarter (March 31, 2007 to June 29, 2007)	$21.11	$18.81
Fourth fiscal quarter (June 30, 2007 to September 28, 2007)	$20.72	$16.20

        As of November 29, 2007, there were 15 stockholders of record of our common stock and 16,382,656 shares of common stock outstanding.

        No dividends were paid in fiscal year 2007. In fiscal year 2006, we paid a special cash dividend of approximately $17.0 million, in the aggregate, to holders of our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any additional cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Communications & Power Industries, our wholly-owned subsidiary, to pay dividends or make cash payments or advances to us. The indenture governing Communications & Power Industries' 8% senior subordinated notes imposes restrictions on Communications & Power Industries' ability to make distributions to us, and the agreements governing our senior credit facilities generally do not permit Communications & Power Industries to make distributions to us for the purpose of paying dividends to our stockholders. In addition, the indenture governing our floating rate senior notes due 2015 also imposes restrictions on our ability to pay dividends or make distributions to our stockholders. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the Delaware General Corporation Law, which provides that dividends are only payable out of surplus or current net profits.

        The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report under the heading "Equity Compensation Plan Information."

Stock Performance Graph

        The following graph shows the value of an investment of $100 on April 28, 2006 (the first day our common stock was traded) in each of our common stock, The Nasdaq Composite Index and the Nasdaq Electronic Components Stocks Index for the period from April 28, 2006 to September 28, 2007. All values assume reinvestment of the pre-tax value of dividends.

        The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

        The information contained under the heading "Stock Performance Graph" above shall not be deemed to be "soliciting material" or to be filed with the SEC or subject to Regulations 14A or 14C or to the liabilities of the Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference in any filing of CPI International under the Securities Act, of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        In July 2007, the Nasdaq Stock Market segmented Nasdaq-listed companies into new listing tiers. As a result of these changes, we have replaced the Nasdaq Stock Market (U.S.) Index with The Nasdaq Composite Index in our stock performance graph.

Item 6.    Selected Financial Data

        The selected consolidated financial and other data for CPI International and subsidiaries as of September 28, 2007 and September 29, 2006, and for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial and other data for CPI International and subsidiaries as of September 30, 2005 and October 1, 2004 and for the 36-week period ended October 1, 2004, and for Communications & Power Industries Holding Corporation, our predecessor, and subsidiaries as of October 3, 2003 and for the 16-week period ended January 22, 2004, and the fiscal year ended October 3, 2003 have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report. The audited consolidated financial statements as of the dates and periods noted above have been audited by KPMG LLP, an independent registered public accounting firm.

        You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except share and per share amounts)

	Year Ended September 28, 2007 (Successor)	Year Ended September 29, 2006 (Successor)	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)		Year Ended October 3, 2003 (Predecessor)
Statement of Operations Data:
Sales	$351,090	$339,717	$320,732	$202,266	$79,919		$265,434
Cost of sales(1)	237,789	236,063	216,031	141,172	56,189		183,957

Gross profit	113,301	103,654	104,701	61,094	23,730		81,477

Research and development	8,558	8,550	7,218	5,253	2,200		6,860
Selling and marketing	19,258	19,827	18,547	11,082	4,352		15,650
General and administrative	21,519	22,418	27,883	12,499	6,026		17,847
Merger expenses(2)	—	—	—	—	6,374		—
Amortization of acquisition-related intangible assets	2,316	2,190	7,487	13,498	—		—
Acquired in-process research and development(2)	—	—	—	2,500	—		—
Net loss on disposition of fixed assets	129	586	446	197	7		92
Gain on sale of Solid-State Products Division	—	—	—	—	—		(136)

Total operating costs and expenses	51,780	53,571	61,581	45,029	18,959		40,313

Operating income	61,521	50,083	43,120	16,065	4,771		41,164
Interest expense, net	20,939	23,806	20,310	10,518	8,902		14,540
Loss on debt extinguishment(3)	6,331	—	—	—	—		—
Income tax expense	11,748	9,058	9,138	2,899	439		10,076

Net income (loss)	$22,503	$17,219	$13,672	$2,648	$(4,570)		$16,548

Earnings per share(4)
Basic	$1.39	$1.20	$1.05	$0.20	N/A	(5)	N/A (5)
Diluted	$1.27	$1.09	$0.98	$0.19	N/A	(5)	N/A (5)
Shares used to calculate net earnings per share(6)
Basic	16,241,955	14,311,367	13,078,954	13,062,753	N/A	(5)	N/A (5)
Diluted	17,720,592	15,788,711	13,973,727	13,700,182	N/A	(5)	N/A (5)
Cash dividend per share(7)	$—	$1.19	$5.80	$—	$—		$—
Other Financial Data:
EBITDA(8)	$64,288	$59,096	$57,297	$32,816	$6,549		$47,457
EBITDA margin(9)	18.3%	17.4%	17.9%	16.2%	8.2%		17.9%
Operating income margin(10)	17.5%	14.7%	13.4%	7.9%	6.0%		15.5%
Net income (loss) margin(11)	6.4%	5.1%	4.3%	1.3%	(5.7)%		6.2%
Depreciation and amortization(12)	$9,098	$9,013	$14,177	$16,751	$1,778		$6,293
Capital expenditures(13)	$8,169	$10,913	$17,131	$3,317	$459		$3,067
Ratio of earnings to fixed charges(14)	2.59x	2.08x	2.10x	1.51x	—		2.78x
Net cash provided by operating activities	$21,659	$10,897	$31,349	$12,203	$6,574		$34,482
Balance Sheet Data:
Working capital	$81,547	$77,113	$65,400	$72,385	$—		$17,241
Total assets	$476,222	$441,759	$454,544	$431,207	$—		$181,968
Long-term debt and redeemable preferred stock	$245,567	$245,067	$284,231	$210,606	$—		$128,907
Total stockholders' equity (deficit)	$125,906	$99,673	$52,667	$107,594	$—		$(65,445)

(1)
Includes charges for the amortization of inventory write-up of $351 incurred in connection with the Econco acquisition for fiscal year 2005, and $5,500 incurred during the 36-week period ended October 1, 2004 in connection with our January 2004 merger.

(2)
Includes a write off of in-process research and development of $2,500 during the 36-week period ended October 1, 2004, and charges for merger expenses of $6,374 during the 16-week period ended January 22, 2004, resulting from our January 2004 merger.

(3)
Resulted from early repayment of our previous senior credit facilities in connection with the amendment and restatement of such facilities and early extinguishment of $58 million of our floating rates senior notes in fiscal year 2007. The amount of loss includes non-cash write-offs of $4.7 million of unamortized debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums, partially offset by $0.3 million of cash proceeds from the early termination of the related interest rate swap agreement.

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

•
our senior credit facilities contain a covenant that requires us to maintain a senior secured leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with this covenant; see "Management's discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources—Covenant compliance;"

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

The following table reconciles net income (loss) to EBITDA:

	Year Ended September 28, 2007 (Successor)	Year Ended September 29, 2006 (Successor)	Year Ended September 30, 2005 (Successor)	36-Week Period Ended October 1, 2004 (Successor)	16-Week Period Ended January 22, 2004 (Predecessor)	Year Ended October 3, 2003 (Predecessor)
Net income (loss)	$22,503	$17,219	$13,672	$2,648	$(4,570)	$16,548
Depreciation and amortization(12)	9,098	9,013	14,177	16,751	1,778	6,293
Interest expense, net	20,939	23,806	20,310	10,518	8,902	14,540
Income tax expense	11,748	9,058	9,138	2,899	439	10,076

EBITDA	$64,288	$59,096	$57,297	$32,816	$6,549	$47,457

(9)
EBITDA margin represents EBITDA divided by sales.

(10)
Operating income margin represents operating income divided by sales.

(11)
Net income (loss) margin represents net income (loss) divided by sales.

(12)
Depreciation and amortization excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(13)
Fiscal years 2007 and 2006 include $4.1 million and $2.3 million, respectively, of capital expenditures for the expansion of our building in Georgetown, Ontario, Canada. Fiscal years 2006 and 2005 include capital expenditures of $4.7 million and $13.1 million, respectively, resulting from the relocation of our San Carlos, California facility to Palo Alto, California and Mountain View, California.

(14)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges less capitalized interest. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expenses that management considers to be a reasonable approximation of interest. Earnings were insufficient to cover fixed charges by $4,131 for the 16-week period ended January 22, 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2007 comprised the 52-week period ending September 28, 2007; fiscal year 2006 comprised the 52-week period ended September 29, 2006; and fiscal year 2005 comprised the 52-week period ended September 30, 2005. The following discussion should be read in conjunction with the consolidated financial statements, and the notes thereto, of our predecessor and CPI International included elsewhere in this Annual Report.

Overview

        CPI International, headquartered in Palo Alto, California, is the parent company of Communications & Power Industries, a provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications. Communications & Power Industries develops, manufactures and distributes products used to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

Acquisition of Malibu Research Associates, Inc.

        On August 10, 2007, we completed the acquisition of all of the outstanding common stock of Malibu. Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles ("UAV") and shipboard systems. Under the terms of the purchase agreement, we paid cash of approximately $22.4 million, which included $2.3 million and $1.0 million placed into indemnity and working capital escrow accounts, respectively. The indemnity escrow amount was provided to ensure funds are available to satisfy potential indemnification claims asserted prior to January 1, 2009, and the working capital escrow amount was provided to satisfy any negative differences between the target working capital amount and the actual working capital amount at the acquisition closing date. We expect that the working capital calculations will be finalized during fiscal year 2008.

        Additionally, we may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals.

Eimac Relocation

        After relocating Eimac from our former facility in San Carlos, California to Palo Alto, California in fiscal year 2006, we made organizational changes and consolidated Eimac into our Microwave Power Products division, located in Palo Alto, California, in June 2006. The Eimac integration was completed in January 2007. As part of this relocation and integration, Eimac experienced planned manufacturing disruptions stemming from the decommissioning of our production equipment in San Carlos and the required reconfiguration, installation and testing of that equipment prior to production readiness in Palo Alto. During fiscal year 2005, in anticipation of these planned disruptions, customers accelerated the placement of orders with Eimac. This order acceleration in fiscal year 2005, and the subsequent acceleration of product shipments, caused a reduction of customers' demand requirements from Eimac during fiscal year 2006, particularly in our medical, communications and industrial markets.

        Eimac orders and sales for fiscal year 2006 reflected the negative impact of the Eimac relocation and integration. In addition, during fiscal year 2006, we incurred move-related expenses and Eimac experienced unfavorable overhead absorption and manufacturing variances due to the reduction in sales volume and relocation disruptions. By the first quarter of fiscal year 2007, orders and sales rates for Eimac had recovered to near their historical levels.

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

        Our orders by market for fiscal years 2007 and 2006 are summarized as follows (dollars in millions):

	Fiscal Year Ended
	September 28, 2007		September 29, 2006
					Increase (Decrease)
		% of Orders		% of Orders
	Amount		Amount		Amount	Percent
Radar	$116.9	34%	$115.3	35%	$1.6	1%
Electronic Warfare	21.7	7	24.6	7	(2.9)	(12)
Medical	66.3	19	68.1	20	(1.8)	(3)
Communications	106.3	31	94.6	29	11.7	12
Industrial	21.8	6	22.9	7	(1.1)	(5)
Scientific	10.7	3	5.7	2	5.0	88

Total	$343.7	100%	$331.2	100%	$12.5	4%

Explanations for the order increase or decrease by market for fiscal year 2007 compared to fiscal year 2006 are as follows:

  •
  Radar and Electronic Warfare:  The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, with no significant products or programs by themselves explaining the annual change. Timing of these orders may vary from year to year. Orders for these markets decreased approximately 1% from $139.9 million in fiscal year 2006 to $138.6 million in fiscal year 2007. Management believes that, on a combined basis, these markets will experience low single digit percentage average long-term annual growth.

  •
  Medical:  Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, PET and MRI applications, and for radiation therapy applications for the treatment of cancer. The approximately 3% decrease in medical orders from fiscal year 2006 to fiscal year 2007 was due primarily to a decrease in orders for sub-assemblies for x-ray imaging applications and for power grid products for PET nuclear medical imaging applications. We received multi-year orders for these imaging applications in fiscal year 2006, resulting in a decrease in orders for these applications in fiscal year 2007. This decrease was partially offset by a $1.2 million increase in orders for our MRI products.

  •
  Communications:  The approximately 12% increase in communications orders was primarily attributable to increases in orders for satellite communications amplifiers used by international and U.S. customers for broadcast network applications, by international customers for direct-to-home applications and by international customers for news gathering and mobile applications. In addition, orders for satellite communications amplifiers for certain military satellite communications applications increased. These increases were partially offset by decreases in orders for our newer types of satellite communications amplifiers for certain programs for North American direct-to-home broadcast and certain other U.S. military satellite communications applications due to the timing of orders for these programs.

  •
  Industrial:  Orders in the industrial market, one of our smallest markets, are cyclical. The decrease in industrial orders was attributable to decreases in orders for products used in industrial heating systems, electromagnetic susceptibility test programs, semiconductor applications and other industrial applications, primarily due to the timing of orders.

  •
  Scientific:  Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The increase in scientific orders was primarily the result of orders for products for the Spallation Neutron Source at Oakridge National Laboratory.

    Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter's or year's order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

        As of September 28, 2007, we had an order backlog of $196.4 million compared to an order backlog of $187.4 million as of September 29, 2006. The increase in backlog during fiscal year 2007 is due to the acquisition of Malibu. Because our orders for government end-use products generally have much longer terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. As a result, we expect that our total backlog will not generally grow at the same rate as our total sales, because the markets where we are expecting higher growth (i.e., the medical and communications markets) are primarily commercial rather than governmental.

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

        The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	September 28, 2007		September 29, 2006		September 30, 2005
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$351.1	100.0%	$339.7	100.0%	$320.7	100.0%
Cost of sales(a)	237.8	67.7	236.1	69.5	216.0	67.4

Gross profit	113.3	32.3	103.7	30.5	104.7	32.6
Research and development	8.6	2.4	8.6	2.5	7.2	2.2
Selling and marketing(a)	19.3	5.5	19.8	5.8	18.5	5.8
General and administrative(a)	21.5	6.1	22.4	6.6	27.9	8.7
Amortization of acquisition-related intangibles	2.3	0.7	2.2	0.6	7.5	2.3
Net loss on disposition of assets	0.1	0.0	0.6	0.2	0.4	0.1

Operating income	61.5	17.5	50.1	14.7	43.1	13.4
Interest expense, net	20.9	6.0	23.8	7.0	20.3	6.3
Loss on debt extinguishment	6.3	1.8	—	—	—	—

Income before taxes	34.3	9.8	26.3	7.7	22.8	7.1
Income tax expense	11.7	3.3	9.1	2.7	9.1	2.8

Net income	$22.5	6.4%	$17.2	5.1%	$13.7	4.3%

Other Data:
EBITDA(b)	$64.3	18.3%	$59.1	17.4%	$57.3	17.9%

Note:    Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Fiscal year 2006 includes a special bonus expense (see "Special Bonus" below) of $3.25 million, allocated as follows: $0.3 million to cost of sales, $0.2 million to selling and marketing and $2.75 million to general and administrative.

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

•
our senior credit facilities contain a covenant that requires us to maintain a senior secured leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with this covenant;

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

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying audited consolidated financial statements.

Our results for fiscal year 2007 compared to our results for fiscal year 2006

        Sales:    Our sales by market for fiscal years 2007 and 2006 are summarized as follows (dollars millions):

	Year Ended
	September 28, 2007		September 29, 2006
					Increase (Decrease)
		% of Sales		% of Sales
	Amount		Amount		Amount	Percent
Radar	$120.3	34%	$119.9	35%	$0.4	—%
Electronic Warfare	25.4	7	26.8	8	(1.4)	(5)
Medical	67.6	19	57.6	17	10.0	17
Communications	110.8	32	106.7	31	4.1	4
Industrial	20.5	6	22.1	7	(1.6)	(7)
Scientific	6.5	2	6.6	2	(0.1)	(2)

Total	$351.1	100%	$339.7	100%	$11.4	3%

        Sales for fiscal year 2007 of $351.1 million were $11.4 million, or approximately 3%, higher than sales of $339.7 million for fiscal year 2006. Explanations for the sales increase or decrease by market for fiscal year 2007 as compared to fiscal year 2006 are as follows:

  •
  Radar and Electronic Warfare:  The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these markets were essentially unchanged, totaling $146.7 million in fiscal year 2006 and $145.7 million in fiscal year 2007. Management believes that, on a combined basis, these markets will experience low single digit percentage average long-term annual growth.

  •
  Medical:  Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI applications, and for radiation therapy applications for the treatment of cancer. The approximately 17% increase in sales of our medical imaging and radiation therapy products was primarily due to a $6.9 million increase in sales of our products used in x-ray imaging. The increase in sales of x-ray imaging products resulted from growth in our market share, as well as a $1.9 million increase in shipments for the second year of a tender program that supports the expansion of the Russian medical infrastructure. Sales of our products used in MRI applications also increased $2.4 million due to an increase in sales of replacement products, or spares, resulting from growth in the number of MRI systems on which we have products.

  •
  Communications:  The approximately 4% increase in sales in the communications market was primarily the result of increased sales of both newer and traditional satellite communications amplifiers for foreign broadcast network and direct-to-home applications, as well as newer satellite communications amplifiers for foreign news gathering and mobile applications and U.S. military satellite communications programs. These increases were partially offset by a decrease in shipments of our traditional satellite communications products for North American direct-to-home broadcast applications.

  •
  Industrial:  Sales in the industrial market, one of our smallest markets, are cyclical. The decrease in industrial sales was primarily due the timing of orders and shipments of products used in industrial heating systems, electromagnetic susceptibility test programs and other industrial applications.

  •
  Scientific:  Sales in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. Sales in this market were essentially unchanged.

        Gross Profit.    Gross profit was $113.3 million, or 32.3% of sales, for fiscal year 2007 as compared to $103.7 million, or 30.5% of sales, for fiscal year 2006. Fiscal year 2006 included non-recurring expenses of approximately $6.0 million for move-related expenses, including unfavorable overhead absorption and manufacturing variances, from the Eimac relocation. Fiscal year 2007, as compared to fiscal year 2006, was favorably impacted by a 3% increase in shipment volume and the shipment of products with higher gross margins and was unfavorably impacted by approximately $2.6 million due to increases in our Canadian dollar denominated manufacturing expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006 and the further weakening of the U.S. dollar. Gross profit for fiscal year 2007 includes a reduction to cost of sales of approximately $0.6 million to capitalize inventory that was improperly expensed in prior periods.

        Research and Development.    Research and development expenses were $8.6 million, or 2.4% of sales, for fiscal year 2007 and $8.6 million, or 2.5% of sales for fiscal year 2006. Total spending on research and development, including company-sponsored amounts charged to research and development, and customer-sponsored amounts, which are reported as cost of sales, increased to $16.3 million, or 4.6% of sales for fiscal year 2007, as compared to $14.8 million, or 4.3% of sales, in fiscal year 2006. Research and development spending was primarily directed toward additional investments in the growth of medical diagnostic imaging products, and VED products for radar, electronic warfare and certain satellite communication markets.

        Selling and Marketing.    Selling and marketing expenses were $19.3 million, or 5.5% of sales, for fiscal year 2007, a $0.5 million decrease from the $19.8 million, or 5.8% of sales, for fiscal year 2006. The reduction in selling and marketing expenses for fiscal year 2007 compared to fiscal year 2006 was primarily due to higher spending in fiscal year 2006 for new product introductions. Selling and marketing expenses for fiscal year 2006 included $0.2 million of the special bonus discussed below.

        General and Administrative.    General and administrative expenses were $21.6 million, or 6.2% of sales, for fiscal year 2007, a $0.8 million decrease from the $22.4 million, or 6.6% of sales, for fiscal year 2006. Fiscal year 2006 included $2.75 million of the special bonus, discussed below, and Eimac relocation expenses of $1.2 million. Fiscal year 2007, compared to fiscal year 2006, includes approximately $1.4 million of additional expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, $0.5 million for expenses associated with the evaluation of potential acquisition candidates, $0.5 million higher stock-based compensation expenses, and additional expenses of $0.3 million as a result of becoming a publicly traded company in April 2006.

        Special Bonus.    In the first quarter of fiscal year 2006, our board of directors approved the payment of $3.25 million in special, one-time bonuses to our employees and directors (other than directors who are employees or affiliates of The Cypress Group) to reward them for the increase in company value. The special bonus was not paid pursuant to our management incentive plan, our 2006 Equity and Performance Incentive Plan or any of our other formal compensation plans. The bonus amount was not determined based on a formula, but was instead an amount determined by our board of directors to be reasonable compensation for the increase in company value. The special bonus was charged to the consolidated statement of operations for fiscal year 2006 in the same lines as cash compensation paid to the same employees and directors, as follows: $2.75 million to general and administrative, $0.3 million to cost of sales, and $0.2 million to selling and marketing.

        Amortization of Acquisition-Related Intangibles.    Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.3 million for fiscal year 2007 and $2.2 million for fiscal year 2006. The $0.1 million increase in amortization of acquisition-related intangibles was due to additional amortization expenses related to the acquisition of Malibu. Fiscal year 2008 expenses for the amortization of acquisition-related intangibles are expected to be approximately $3.3 million. Amortization of amortizable acquisition-related intangible assets will continue to be amortized over periods of up to 50 years.

        Interest Expense, net ("Interest Expense").    Interest Expense of $20.9 million for fiscal year 2007 was $2.9 million lower than Interest Expense of $23.8 million for fiscal year 2006. The reduction in Interest Expense for fiscal year 2007 compared to fiscal year 2006 was primarily due to lower debt levels resulting from the term loan prepayments of $5.0 million in December 2006, and $47.5 million in May 2006 using proceeds from the initial public offering of our common stock.

        We estimate that the repurchase and redemption of a portion of the floating rate senior notes, as well as the amendment and restatement of our senior credit facilities as further described below, will result in annual cash interest savings of approximately $2.0 million for the 12 months following the September 5, 2007 partial redemption of our floating rate senior notes.

        Loss on Debt Extinguishment.    Loss on debt extinguishment of $6.3 million in fiscal year 2007 resulted from our refinancings during the year. The loss on debt extinguishment consists of $2.6 million in non-cash write-offs of deferred debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums from the early retirement of $58.0 million of our floating rate senior notes, and $2.1 million in non-cash write-offs of deferred debt issue costs for the termination of our previous $130 million senior credit facilities in connection with the amendment and restatement of such facilities, partially offset by $0.3 million of cash proceeds from the early termination of our interest rate swap on our floating rate senior notes.

        Income Tax Expense.    We recorded an income tax expense of $11.7 million and $9.1 million for fiscal years 2007 and 2006, respectively. Our effective tax rate was approximately 34.3% for fiscal year 2007 as compared to approximately 34.5% for fiscal year 2006. The effective tax rate for fiscal year 2007 included a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S., offset by a charge to deferred income tax expense of approximately $0.9 million that should have been reported during the last quarter of fiscal year 2006. Our worldwide effective income tax rate, excluding discrete tax items, is approximately 38%.

        The U.S. income tax expense for fiscal year 2006 included a $1.3 million discrete tax benefit related a change in estimate with regard to reporting Canadian income earned in the U.S. for fiscal 2005 based on a determination of the character of such income. Income tax expense for fiscal year 2006 also includes a $0.3 million charge attributable to the fourth quarter of fiscal year 2005 consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by the reversal of a $0.2 million tax contingency reserve.

        Net Income.    Net income was $22.5 million, or 6.4% of sales, for fiscal year 2007 as compared to $17.2 million, or 5.1% of sales, for fiscal year 2006. The increase in net income for fiscal year 2007 was primarily due to the absence in fiscal year 2007 of non-recurring expenses for the Eimac relocation and the special bonus, and higher gross profit in fiscal year 2007 due to the increase in shipment volume which was offset by higher expenses for the extinguishment of debt, higher Canadian dollar denominated expenses and higher income tax expense.

        EBITDA.    EBITDA was $64.3 million, or 18.3% of sales, for fiscal year 2007 as compared to $59.1 million, or 17.4% of sales, in fiscal year 2006. The increase in EBITDA for fiscal year 2007 was primarily due to the absence in fiscal year 2007 of Eimac move-related expenses of $7.6 million, including unfavorable overhead absorption and manufacturing variances for the Eimac relocation, the absence in fiscal year 2007 of non-recurring expenses for the special bonus of $3.25 million, and higher sales volume and the shipment of products with higher gross margins in fiscal year 2007, partially offset by the loss on debt extinguishment of $6.3 million for fiscal year 2007 and increases in our Canadian dollar denominated expenses of $2.6 million resulting from the weakening of the U.S. dollar and expiration of favorable foreign currency hedge contracts in March 2006.

        Calculation of Management Bonuses.    Management bonuses were $2.7 million in fiscal year 2007 compared to $2.5 million in fiscal year 2006. Management bonuses for fiscal years 2007 and 2006 were calculated pursuant to our management incentive plan and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was generally given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our management incentive plan for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2007 was $71.2 million compared to $67.2 million in fiscal year 2006. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses (a) for fiscal year 2007 were loss on debt extinguishment of $6.3 million, stock-based compensation expense of $1.2 million, offset by the inventory correction of $0.6 million, and (b) for fiscal year 2006 were direct costs for the Eimac relocation of $4.6 million, stock-based compensation expense of $0.3 million and the special bonus of $3.25 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Our results for fiscal year 2006 compared to our results for fiscal year 2005

        Sales.    The following table compares total sales by market for fiscal years 2006 and 2005 (dollars in millions):

	Year Ended
	September 29, 2006		September 30, 2005
					Increase (Decrease)
		% of Sales		% of Sales
	Amount		Amount		Amount	Percent
Radar	$119.9	35%	$109.4	34%	$10.5	10%
Electronic Warfare	26.8	8	27.7	9	(0.9)	(3)
Medical	57.6	17	50.7	16	6.9	14
Communications	106.7	31	101.4	31	5.3	5
Industrial	22.1	7	23.1	7	(1.0)	(4)
Scientific	6.6	2	8.4	3	(1.8)	(21)

Total	$339.7	100%	$320.7	100%	$19.0	6%

        Sales for fiscal year 2006 of $339.7 million were $19.0 million, or 6%, higher than sales of $320.7 million for fiscal year 2005. Explanations for the sales increase or decrease by market for fiscal year 2006 as compared to fiscal year 2005 are as follows:

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

  •
  Medical:  The increase in sales in the medical market was due to an approximately 33% increase in shipments of our x-ray generators, including $4.5 million in shipments to Russia and South America. Sales of our medical imaging and radiation therapy products increased approximately 15%. These increases were partially offset by a $3.9 million reduction in shipments from Eimac due to its relocation in fiscal year 2006.

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

        Research and Development.    Research and development of $8.6 million, or 2.5% of sales, for fiscal year 2006 was $1.4 million higher than fiscal year 2005 research and development of $7.2 million, or 2.2% of sales. The increase was due to increased spending as we invest for future growth in medical diagnostic imaging products and VED products for the radar, electronic warfare and satellite communication markets. Total spending on research and development, including company-sponsored amounts charged to research and development and customer-sponsored amounts charged to cost of sales, increased from $13.1 million, or 4.1% of sales, in fiscal year 2005 to $14.8 million, or 4.3% of sales, in fiscal year 2006.

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

        General and Administrative.    General and administrative expenses were $22.4 million, or 6.6% of sales, for fiscal year 2006 as compared to $27.9 million, or 8.7% of sales, for fiscal year 2005. The following table further breaks out general and administrative expenses (in millions):

	Year Ended
	September 29, 2006	September 30, 2005
Stock-based compensation	$0.2	$7.0
Special bonus expense	2.7	—
Direct expenses for the Eimac relocation	1.2	1.0
Other general and administrative	18.3	19.9

Total	$22.4	$27.9

        General and administrative expenses were lower in fiscal year 2006 due primarily to lower management bonuses (discussed under "—Calculation of Management Bonuses" below), which was partially offset by an increase in directors and officers insurance premiums, legal and accounting expenses and other expenses of approximately $0.5 million associated with being a public company.

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

        Interest Expense, net ("Interest Expense").    Interest Expense of $23.8 million for fiscal year 2006 was $3.5 million higher than fiscal year 2005 Interest Expense of $20.3 million. Interest Expense increased primarily due to the issuance of the floating rate senior notes in February 2005, resulting in approximately seven months interest expense in fiscal year 2005 and 12 months interest expense in fiscal year 2006, with approximately $3.5 million higher interest expense in fiscal year 2006. Interest Expense was also impacted by higher interest rates on our term loan in fiscal year 2006 based on a general increase in interest rates, offset by a lower average balance on our term loan in fiscal year 2006, as proceeds from our initial public offering were used to repay a portion of our term loan in May 2006.

        Income Tax Expense.    We recorded income tax expense of $9.1 million for fiscal years 2006 and 2005. The effective income tax rates were approximately 34% and 40% for fiscal years 2006 and 2005, respectively. The lower effective income tax rate in fiscal year 2006 is primarily due to a change in filing position that was made as a result of foreign income tax planning activities, including the related adjustment for the difference between the estimated income tax expense for fiscal year 2005 and the actual taxes paid with the 2005 tax return based on the new tax filing position. The tax benefit from this change in filing position was partially offset by an increase in tax contingency reserves based on a tax examination by the Canada Revenue Agency for tax returns filed in fiscal years 2000 through 2003.

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

        Calculation of Management Bonuses.    Management bonuses were $2.5 million in fiscal year 2006 compared to $3.9 million in fiscal year 2005. Management bonuses for fiscal years 2006 and 2005 were calculated pursuant to our management incentive plan and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was generally given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses for fiscal years 2006 and 2005 were paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our management incentive plan for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2006 was $67.2 million compared to $66.4 million in fiscal year 2005. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses (a) for fiscal year 2006 were direct costs for the Eimac relocation of $4.6 million, stock-based compensation expense of $0.3 million and the special bonus of $3.25 million and (b) for fiscal year 2005 were directs costs for the Eimac relocation of $1.8 million, stock-based compensation expense of $7.0 million and $0.4 million of charges for the amortization of inventory write-up in connection with the Econco acquisition. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

        We believe that we have the financial resources to meet our business requirements for the next 12 months, including capital expenditures and working capital requirements.

Cash and Working Capital

        The following summarizes our cash and cash equivalents and working capital (in thousands):

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Cash and cash equivalents	$20,474	$30,153	$26,511
Working capital	$81,547	$77,113	$65,400

        We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.3 million as of September 28, 2007, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

        The significant factors underlying the net decrease in cash and cash equivalents during fiscal year 2007 were the acquisition of Malibu for $22.2 million, net of cash acquired, and capital acquisitions of $8.2 million, partially offset by the net cash provided by our operating activities of $21.7 million.

        As of September 28, 2007, we had $246.75 million in total principal amount of debt outstanding, compared to $247.5 million as of September 29, 2006. As of September 28, 2007, we had borrowing availability of $56.3 million under the revolver under our senior credit facilities.

Historical Operating, Investing and Financing Activities

  Operating Activities

        In fiscal years 2007, 2006 and 2005, we funded our operating activities through cash generated internally. For fiscal year 2007, net cash provided by operating activities was $21.7 million compared to $10.9 million and $31.3 million for fiscal years 2006 and 2005, respectively.

        The $10.8 million increase in net cash provided by operating activities for fiscal year 2007 compared to fiscal year 2006 was primarily due to $16.0 million higher cash generated from net income, excluding non-cash charges, slightly offset by $5.2 million higher cash used for working capital in fiscal year 2007. As compared to fiscal year 2006, fiscal year 2007 had a higher net income of $5.3 million and higher total non-cash charges of $10.7 million due primarily to $4.7 million non-cash loss on debt extinguishment, deferred income taxes of $5.4 million and an increase in tax benefit from stock option exercises of $1.2 million. In fiscal year 2007, the increase in working capital was primarily due to (1) an increase in accounts receivable due to overall higher sales; (2) an increase in inventories primarily due to increasing sales volume, the timing of sales contracts, and an increase in inventory that was purchased due to sales order forecasts and to satisfy customer delivery commitments; and (3) the reduction in income taxes payable due to the timing of payments and a discrete tax benefit related to the filing of amended tax return for prior years to reflect a change in reporting Canadian income earned in the U.S.

        The $20.4 million decrease in net cash provided by operating activities for fiscal year 2006 compared to fiscal year 2005 was primarily due to $10.8 million lower cash generated from net income, excluding non-cash charges, and $10.0 million higher cash used for working capital in fiscal year 2006. Although net income was $3.5 million higher in fiscal year 2006 compared to fiscal year 2005, fiscal year 2005 had higher non-cash charges of $6.7 million for stock-based compensation expense and $5.3 million for intangible amortization expense. In fiscal year 2006, the increase in working capital was primarily due to the reduction in accounts payable and accrued expenses due to the timing of payments made to our suppliers, partially offset by increases in income tax payable due to the tax gain on the sale of our San Carlos, California property and increases in tax contingency reserve requirements. The fiscal year 2006 reduction in cash generated from operating activities was also due to a reduction in advance payments from customers, primarily due to the completion of direct-to-home sale contracts.

  Investing Activities

        For fiscal year 2007, net cash used in investing activities was $30.3 million, compared to $0.2 million and $35.7 million for fiscal years 2006 and 2005, respectively.

        Investing activities for fiscal year 2007 consisted primarily of $22.2 million for the acquisition of Malibu, net of cash acquired, and capital expenditures of $8.2 million, including $4.1 million to complete the building expansion project at our Canadian facility. We funded the acquisition of Malibu out of cash on hand generated from operations.

        Investing activities for fiscal year 2006 consisted primarily of $10.9 million for capital expenditures, including $4.7 million for capital equipment, building and land lease improvements in Palo Alto, California related to the Eimac relocation and $2.3 million for a building expansion project at our Canadian facility. The capital expenditures were almost entirely offset by the net proceeds from the sale of the San Carlos, California property of $10.7 million ($11.3 million gross proceeds less expenses for the sale of $0.6 million). We generally fund ongoing capital expenditures with cash generated from operating activities. However, capital expenditures for the improvements to our Palo Alto facility were funded with proceeds from the sale of the San Carlos property.

        Investing activities for fiscal year 2005 consisted primarily of $18.3 million for the purchase of Econco and $17.1 million for capital expenditures, including $13.1 million for capital equipment, building and land lease improvements related to the Eimac relocation. We funded the purchase of Econco out of cash on hand generated from operations and funded our capital expenditures out of cash flows from operations and the $13.5 million advance payment received in fiscal year 2004 in connection with the sale of the San Carlos property.

  Financing Activities

        Net cash used in financing activities was $1.0 million for fiscal year 2007, compared to $7.1 million and $9.6 million for fiscal years 2006 and 2005, respectively.

        Net cash used in financing activities for fiscal year 2007 consisted primarily of $100.75 million repayments on the floating rate senior notes and the term loan under our senior credit facilities, and $2.5 million of debt issue costs incurred to issue our new term loan facility. Cash used in financing activities was partially offset by $100.0 million of proceeds from borrowings under our new term loan, $1.4 million of proceeds from stock option exercises and $0.8 million excess tax benefit from stock option exercises.

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

        Net cash used in financing activities for fiscal year 2005 consisted primarily of a $75.8 million special cash dividend to holders of CPI International's common stock, $9.6 million repayments on the term loan under our senior credit facilities, and $3.5 million of debt issue costs incurred to issue the floating rate senior notes, partially offset by $79.2 million of proceeds from the issuance of floating rate senior notes. The term loan repayments in fiscal year 2005 included a $3.9 million required annual prepayment and an optional prepayment of $5.7 million.

        If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. Based on a forecasted calculation of excess cash flow for fiscal year 2007, no excess cash flow payment is expected to be made for fiscal year 2007. Excess cash flow payments for fiscal years 2006 (made in fiscal year 2007) and 2005 (made in fiscal year 2006) were $1.7 million and zero, respectively.

Contractual Obligations

        The following table summarizes our significant contractual obligations at September 28, 2007 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,122	$1,891	$2,342	$795	$3,094
Purchase commitments	30,100	30,100	—	—	—
Debt obligations	246,750	1,000	2,000	221,750	22,000
Interest on debt obligations	84,300	17,843	36,905	23,747	5,805

Total cash obligations	$369,272	$50,834	$41,247	$246,292	$30,899

Standby letters of credit	$3,725	$3,725

        The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under the senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as described below under "—Senior Credit Facilities," (2) that interest rates in effect on September 28, 2007 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule. The above table also excludes any optional prepayments.

        The expected timing of payment amounts of the obligations in the above table is estimated based on current information; timing of payments and actual amounts paid may be different.

        Leases:    We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments.

        Purchase Commitments:    As of September 28, 2007, we had purchase commitments for terms of one year or less of $30.1 million, which include future purchases primarily for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

  Debt Obligations:

        Long-term debt comprises the following (in thousands):

	September 28, 2007	September 29, 2006
Term loan, expiring 2010	$—	$42,500
Term loan, expiring 2014	99,750	—
8% Senior subordinated notes, due 2012	125,000	125,000
Floating rate senior notes, due 2015, net of issue discount of $183 and $719	21,817	79,281

	246,567	246,781
Less: Current portion	1,000	1,714

Long-term portion	$245,567	$245,067

        Senior Credit Facilities:    On August 1, 2007, Communications & Power Industries amended and restated its then existing senior credit facilities. The amended and restated senior credit facilities provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility and a $60 million revolving credit facility, with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, Communications & Power Industries may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate. Our senior credit facilities, as amended and restated, are guaranteed by CPI International and all of Communications & Power Industries' domestic subsidiaries and are secured by substantially all of the assets of CPI International, Communications & Power Industries and Communications & Power Industries' domestic subsidiaries.

        Except as provided in the following sentence, the term loan will mature on August 1, 2014 and the revolver will mature on August 1, 2013. However, if, prior to August 1, 2011, Communications & Power Industries has not repaid or refinanced its $125 million 8% senior subordinated notes due 2012, both the term loan and the revolver will mature on August 1, 2011.

        The senior credit facilities as amended and restated replaced Communications & Power Industries' previous senior credit facilities of $130 million. On the closing date of the amendment and restatement, Communications & Power Industries borrowed $100 million under the term loan, the proceeds of which were principally used to satisfy outstanding term loan amounts of $37.5 million under our previous senior credit facilities and to pay a dividend to CPI International to permit CPI International to repurchase and redeem $58 million aggregate principal amount of its floating rate senior notes described below. Future borrowings under our senior credit facilities may be used for general corporate purposes.

        Borrowings under our senior credit facilities bear interest at a rate equal to, at Communications & Power Industries' option, LIBOR or the ABR plus the applicable margin. The ABR is the greater of the (a) the prime rate and (b) the federal funds rate plus 0.50%. For term loans, the applicable margin will be 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The applicable margins under the revolver vary depending on Communications & Power Industries' leverage ratio, as defined in the senior credit facilities, and range from 1.25% to 2.00% for LIBOR borrowings and from 0.25% to 1.00% for ABR borrowings.

        In addition to customary fronting and administrative fees under the senior credit facilities, Communications & Power Industries will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the revolver. The commitment fee will vary depending on the leverage ratio, as defined in the senior credit facilities, and will range from 0.25% to 0.50%.

        The senior credit facilities require that Communications & Power Industries repay $250,000 of the term loan at the end of each fiscal quarter prior to the maturity date of the term loan, with the remainder due on the maturity date. Communications & Power Industries is required to prepay its outstanding loans under the senior credit facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, Communications & Power Industries or any of Communications & Power Industries' subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, Communications & Power Industries or any of Communications & Power Industries' subsidiaries, and (3) all such proceeds paid to CPI International, Communications & Power Industries or any of Communications & Power Industries' subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

        If Communications & Power Industries' leverage ratio, as defined in the senior credit facilities, exceeds 3.5:1 at the end of any fiscal year, Communications & Power Industries will also be required to make an annual prepayment within 90 days after the end of such fiscal year equal to 50% of excess cash flow, as defined in senior credit facilities, less optional prepayments made during the fiscal year. Communications & Power Industries can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary "breakage" costs with respect to LIBOR loans.

        The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, Communications & Power Industries or any of Communications & Power Industries' subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. Communications & Power Industries and its subsidiaries must comply with a maximum capital expenditure limitation and a maximum total secured leverage ratio, each calculated on a consolidated basis for Communications & Power Industries.

        Communications & Power Industries made the scheduled payment of $250,000 on the term loan during the fourth quarter of fiscal year 2007, leaving a principal balance of $99.75 million as of September 28, 2007.

        8% Senior subordinated notes due 2012 of Communications & Power Industries:    In connection with the January 23, 2004 merger, Communications & Power Industries issued $125.0 million in aggregate principal amount of its 8% senior subordinated notes due 2012. The proceeds of the notes were used to redeem our predecessor's outstanding indebtedness and pay part of the merger consideration. The notes have no sinking fund requirements.

        The 8% senior subordinated notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The notes will mature on February 1, 2012. The notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of Communications & Power Industries' domestic subsidiaries. The payment of all obligations relating to the notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% senior subordinated notes) of Communications & Power Industries, including debt under our senior credit facilities. Each guarantee of the 8% senior subordinated notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% senior subordinated notes) on the same basis as the notes are subordinated to Communications & Power Industries' senior debt.

        At any time or from time to time on or after February 1, 2008, Communications & Power Industries, at its option, may redeem the 8% senior subordinated notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Optional Redemption Price
2008	104%
2009	102%
2010 and thereafter	100%

        At any time on or prior to February 1, 2008, the 8% senior subordinated notes may also be redeemed or purchased (by Communications & Power Industries or any other person) in whole but not in part, at Communications & Power Industries' option, upon the occurrence of a change of control (as defined in the indenture governing the 8% senior subordinated notes) at a price equal to 100% of the principal amount of the notes, plus a "make-whole" premium (as defined in the indenture governing the 8% senior subordinated notes) to the redemption price on February 1, 2008, and accrued and unpaid interest, if any, to, the date of redemption or purchase.

        Upon a change of control, Communications & Power Industries may be required to purchase all or any part of the notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

        The indenture governing the 8% senior subordinated notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Communications & Power Industries and its restricted subsidiaries (as defined in the indenture governing the 8% senior subordinated notes) to incur additional indebtedness, sell assets, consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock or subordinated indebtedness, make certain investments, issue capital stock of their subsidiaries, incur liens and enter into certain types of transactions with their affiliates.

        Events of default under the indenture governing the 8% senior subordinated notes include: failure to make payments on the notes when due; failure to comply with covenants in the indenture governing the 8% senior subordinated notes a default under certain other indebtedness of Communications & Power Industries or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against Communications & Power Industries or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

        Floating rate senior notes due 2015 of CPI International:    On February 22, 2005, CPI International issued $80.0 million in principal amount of its floating rate senior notes due 2015. The floating rate senior notes were issued at a 1% discount. The proceeds from the issuance of the floating rate senior notes were used during fiscal year 2005 to make a distribution to stockholders of CPI International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of the floating rate senior notes. The notes have no sinking fund requirements.

        On August 2, 2007, CPI International closed its tender offer for a portion of the floating rate senior notes, with $38.2 million in aggregate principal amount of the floating rate senior notes tendered and accepted for purchase. Tendering holders were paid an aggregate of approximately $39.4 million, representing $1,032.50 per $1,000.00 principal amount of the notes tendered, plus accrued interest up to, but not including, the date of purchase.

        On September 5, 2007, CPI International, completed the redemption of an additional $19.8 million in principal amount of the floating rate senior notes. The redemption price, including the call premium, paid to note holders was 103% of the principal amount of the notes. Including the call price and accrued and unpaid interest, the total cash paid was $20.6 million. The redemption price was funded from borrowings under the revolver under our newly amended and restated senior credit facilities. Following this redemption, $22.0 million aggregate principal amount of the floating rate senior notes remain outstanding.

        The floating rate senior notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2008 is approximately 11.0625% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional floating rate senior notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional floating rate senior notes, the annual interest rate on the floating rate senior notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional floating rate senior notes (up to a maximum of 4%). The floating rate senior notes will mature on February 1, 2015.

        The floating rate senior notes are general unsecured obligations of CPI International. The floating rate senior notes are not guaranteed by any of CPI International's subsidiaries but are structurally subordinated to all existing and future indebtedness and other liabilities of CPI International's subsidiaries. The floating rate senior notes are senior in right of payment to CPI International's existing and future indebtedness that is expressly subordinated to the floating rate senior notes.

        Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the floating rate senior notes. Our senior credit facilities and the indenture governing Communications & Power Industries' 8% senior subordinated notes restrict Communications & Power Industries' ability to make distributions to CPI International. Our senior credit facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under the senior credit facilities and Communications & Power Industries satisfies a senior secured leverage ratio of 3.75:1, and in the case of distributions to pay amounts other than interest on the floating rate senior notes, the amount of the distribution and all prior such distributions do not exceed a specified amount. The indenture governing the 8% senior subordinated notes prohibits Communications & Power Industries from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% senior subordinated notes) does not exceed a specified amount.

        At any time or from time to time on or after February 1, 2007, CPI International, at its option, may redeem the floating rate senior notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

        Interest Rate Swaps:    To hedge the interest rate exposure associated with the term loan under our senior credit facilities, on September 28, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers' Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured this interest rate swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the interest rate swap was $90.0 million at September 28, 2007 and represented approximately 90% of the aggregate term loan balance. The interest rate swap agreement is effective through June 30, 2011. There are no collateral requirements under the interest rate swap.

        On August 31, 2007, we completed an early settlement of our $80.0 million interest rate swap contract associated with the floating rate senior notes, for which we received $0.4 million in cash representing the final net swap interest originally due on January 31, 2008.

        Covenant Compliance:    Our ability to continue to operate depends, among other things, on our continued access to capital, including credit under our senior credit facilities. These credit facilities, along with the indentures governing the floating rate senior notes and the 8% senior subordinated notes, contain certain restrictive covenants. Continued access to our senior credit facilities is subject to remaining in compliance with the covenants thereunder.

        Our senior credit facilities contain a maximum total secured leverage ratio covenant of 3.75:1 for Communications & Power Industries. As of September 28, 2007, the secured leverage ratio for Communications & Power Industries was 2.83:1. The secured leverage ratio is the ratio of Consolidated Secured Indebtedness (as defined for purposes of our senior credit facilities, which generally includes total secured debt less cash and cash equivalents, of Communications & Power Industries) to

Consolidated EBITDA (as computed pursuant to the formulas set forth in our senior credit facilities). For fiscal year 2007, Consolidated Secured Indebtedness was $205.7 million and Consolidated EBITDA was $72.7 million.

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

        Consolidated EBITDA as calculated under our senior credit facilities for fiscal year 2007 is as follows (in thousands):

EBITDA(a)	$64,288
Stock compensation expense(b)	1,239
Prior year inventory correction(c)	(571)
Proforma Malibu Research Associates(d)	1,420
Loss on debt extinguishment(e)	6,331

Consolidated EBITDA	$72,707

    (a)
    For a reconciliation of net income to EBITDA for fiscal year 2007, see footnote 8 in "Selected Financial Data."

    (b)
    Represents a non-cash charge for stock compensation related to stock options, and restricted stock and the discount on our employee stock purchases plan granted in fiscal year 2007.

    (c)
    Represents a non-cash reduction to cost of sales to correct inventory that was expensed in prior periods.

    (d)
    Represents proforma Consolidated EBITDA for Malibu for the period September 30, 2006 through August 10, 2007 prior to our acquisition of Malibu.

    (e)
    Represents costs associated with our debt refinancing during fiscal year 2007, which include non-cash write-offs of $4.7 million of unamortized debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums, partially offset by $0.3 million of cash proceeds from the early termination of the related interest rate swap agreement.

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

        As of September 28, 2007 we are in compliance with the covenants under the indentures governing our floating rate senior notes, 8% senior subordinated notes and the agreements governing our senior credit facilities, and we expect to remain in compliance with those covenants throughout fiscal year 2008.

Contingent Earnout Consideration

        In addition to the $22.2 million of net cash consideration paid for the Malibu acquisition, there is a potential earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of September 28, 2007, we have not accrued any of these contingent earnout amounts. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense.

Dividends from Communications & Power Industries to CPI International

        For fiscal years 2007, 2006 and 2005, respectively, Communications & Power Industries paid $66.3 million, $24.9 million and $4.1 million of cash dividends to CPI International. In fiscal year 2007, CPI international used $6.3 million of the cash dividends to make cash interest payments on the floating rate senior notes, $58.0 million to repurchase and redeem floating rate senior notes and $2.0 million for redemption premiums and other fees and expenses related to the repurchase and redemption of the floating rate senior notes. In fiscal year 2006, CPI International used the cash dividends from Communications & Power Industries to make cash interest payments of $7.9 million on the floating rate senior notes and to pay a special cash dividend of $17.0 million to its stockholders. In fiscal year 2005, CPI International used the cash dividends from Communications & Power Industries to make cash interest payments of $3.1 million on the floating rate senior notes and a $1.0 million deposit as collateral on a previous interest rate swap. In fiscal year 2006, a portion of the special cash dividend was paid using $10 million in net proceeds obtained from an additional borrowing under our senior credit facilities. Our future ability to make semi-annual cash interest payments on our floating rate senior notes and pay any principal and related obligations will depend on Communications & Power Industries' ability to make dividends to CPI International in the amounts necessary for such payments. Our senior credit facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under our senior credit facilities and we and Communications & Power Industries satisfy the leverage ratio test described above.

        The indenture governing Communications & Power Industries' 8% senior subordinated notes prohibits Communications & Power Industries from making distributions to us unless:

  •
  There is no default under the indenture.

  •
  The ratio of Communications & Power Industries' Consolidated Cash Flow (as defined in the indenture) for the most recent four quarters to Communications & Power Industries' Consolidated Interest Expense (as defined in the indenture) for the same period is at least two to one. As of September 28, 2007, the ratio of Communications & Power Industries' Consolidated Cash Flow for the most recent four quarters to Communications & Power Industries' Consolidated Interest Expense was 4.54 to one.

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

San Carlos Facility

        In September 2006, the sale of the land and building previously used by our operations in San Carlos, California was completed for aggregate proceeds of $24.8 million, of which $13.5 million was received in advance in fiscal year 2004 and the balance was received in September 2006. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building's net book value of approximately $23.5 million, resulted in no gain or loss on the sale.

Capital Expenditures

        Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for fiscal year 2007 were $8.2 million, including approximately $4.1 million for the expansion of the Canadian facility to accommodate its expected growth and $4.1 million for ongoing capital expenditures. In fiscal year 2008, ongoing capital expenditures, are expected to be approximately $5.0 to $6.0 million.

Recent Accounting Pronouncements

Accounting for Income Tax Uncertainties

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Income Tax Uncertainties." FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We will be required to adopt FIN No. 48 in our fiscal year 2008 commencing September 29, 2007 and are currently in the process of determining the impact, if any, of adopting the provisions of this new standard on our financial position, results of operations and liquidity.

Fair Value Measurements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We will be required to adopt SFAS No. 157 in our fiscal year 2009 commencing October 4, 2008 for financial assets and liabilities and in our fiscal year 2010 commencing October 2, 2009 for non-financial assets and liabilities. We are currently evaluating the potential impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. On September 28, 2007, we adopted SFAS No. 158 and recognized the funded status of our defined benefit pension plan as an asset or liability on our consolidated balance sheet accordingly. The adoption of SFAS No. 158 did not have a material impact on our financial position or results of operations and did not impact our compliance with debt covenants of our borrowing arrangements.

Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements. SAB No. 108 is applicable for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB No. 108 did not materially impact our financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS No. 159 in our fiscal year 2009 commencing October 4, 2008 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America, which require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

Revenue recognition

        We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectibility is reasonably assured. Approximately 1% of our sales for our fiscal years 2005 through 2007 are based on the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

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

Business combination and related goodwill and intangibles

        We account for business combinations using the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations." Intangible assets acquired in a purchase method business combination are recognized and reported apart from goodwill, pursuant to the criteria specified by SFAS No. 141.

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

Recoverability of long-lived assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 50 years.

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

        At September 28, 2007 and September 29, 2006, the carrying amount of goodwill and other intangible assets, net was $243.3 million and $223.0 million, respectively. As of September 28, 2007, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

        At September 28, 2007 and September 29, 2006, the carrying amount of property, plant and equipment was $66.0 million and $63.9 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

        At the beginning of fiscal year 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), and SAB No. 107, "Share-Based Payment," for our existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. We will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options.

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

        In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SAB No. 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. In fiscal years 2007 and 2006, we recognized $1.2 million and $0.3 million, respectively, in stock-based compensation expense.

Income taxes

        We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our consolidated balance sheets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the signing of a final settlement agreement with the relative tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

        We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of September 28, 2007, we had fixed rate senior notes of $125.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $22.0 million floating rate senior notes due in 2015 and a $99.8 million term loan under our newly amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

        We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. Most recently on September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers' Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the swap was $90.0 million at September 28, 2007 and represented approximately 90% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. At September 28, 2007, the fair value of the unrealized loss on the swap was $0.1 million.

        On August 31, 2007, we completed an early settlement of our $80.0 million interest rate swap contract associated with the floating rate senior notes, for which we received $0.4 million in cash representing the final net swap interest originally due on January 31, 2008. At September 28, 2007, the fair value of the unrealized gain on this interest rate swap was approximately $51,000.

        We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in interest rates over a one-year period would have on our floating rate senior notes and term loan under our senior credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and results in a net decrease of future annual earnings of approximately $0.2 million.

Foreign currency exchange risk

        Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2007 and 2006.

        As of November 26, 2007, we had entered into Canadian dollar forward contracts for approximately $23.4 million (Canadian dollars), or approximately 84% of estimated Canadian dollar denominated expenses through March 2008, at an average rate of approximately $0.95 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.4 million annually to our net income or approximately 2.2 cents to basic earnings per share and 2.1 cents to diluted earnings per share.

        Net income for fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.4 million. Net income for fiscal years 2006 and 2005 includes a recognized gain from foreign currency forward contracts of $1.2 million and $1.3 million, respectively. At September 28, 2007 and September 29, 2006, the fair value of the unrealized gain, net of tax, on Canadian dollar forward contracts was $1.2 million and $8,000, respectively.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements required by this item are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K, and the supplementary data required by this item are included in Note 13 to the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

        Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 28, 2007.

        KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting as of September 28, 2007.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 28, 2007.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required under this item is incorporated by reference herein from our definitive 2008 proxy statement anticipated to be filed with the SEC within 120 days after September 28, 2007.

Item 11.    Executive Compensation

        The information required under this item is incorporated by reference herein from our definitive 2008 proxy statement anticipated to be filed with the SEC within 120 days after September 28, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated by reference herein from our definitive 2008 proxy statement anticipated to be filed with the SEC within 120 days after September 28, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated by reference herein from our definitive 2008 proxy statement anticipated to be filed with the SEC within 120 days after September 28, 2007.

Item 14.    Principal Accounting Fees and Services

        The information required under this item is incorporated by reference herein from our definitive 2008 proxy statement anticipated to be filed with the SEC within 120 days after September 28, 2007.

        Notwithstanding the foregoing, information appearing in the sections of our 2008 definitive proxy statement entitled "Compensation Committee Report on Executive Compensation" and "Report of the Audit Committee" shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
(1)    Financial Statements:

        The following consolidated financial statements and schedules are filed as a part of this report:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets

  •
  Consolidated Statements of Operations

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income

  •
  Consolidated Statements of Cash Flows

  •
  Notes to Consolidated Financial Statements

  (2)
  Consolidated Financial Statement Schedules

        All schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

  (3)
  The Exhibit Index beginning on page 119 of this annual report is hereby incorporated by reference herein.

(b)
Exhibits:

        See Item 15(a)(3) above.

(c)
Financial Statement Schedules:

        See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

        We have audited the accompanying consolidated balance sheets of CPI International, Inc. and subsidiaries (the "Company") as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International, Inc. and subsidiaries as of September 28, 2007 and September 29, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), "Share-Based Payment," applying the prospective method at the beginning of fiscal year 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI International, Inc.'s internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Mountain View, California
December 10, 2007

/s/ KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

        We have audited CPI International, Inc.'s internal control over financial reporting as of September 28, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). CPI International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report On Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, CPI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on criteria established in the Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPI International, Inc. and subsidiaries as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2007, and our report dated December 10, 2007 expressed an unqualified opinion on those consolidated financial statements.

Mountain View, California
December 10, 2007

/s/ KPMG LLP

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 28, 2007	September 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$20,474	$30,153
Restricted cash	2,255	1,746
Accounts receivable, net	52,589	43,628
Inventories	67,447	54,031
Deferred tax assets	9,744	11,520
Prepaid and other current assets	4,639	3,080

Total current assets	157,148	144,158
Property, plant, and equipment, net	66,048	63,851
Deferred debt issue costs, net	6,533	9,644
Intangible assets, net	81,743	75,489
Goodwill	161,573	147,489
Other long-term assets	3,177	1,128

Total assets	$476,222	$441,759

Liabilities and stockholders' equity
Current Liabilities:
Current portion of long-term debt	$1,000	$1,714
Accounts payable	21,794	19,101
Accrued expenses	26,349	23,269
Product warranty	5,578	5,958
Income taxes payable	8,748	10,693
Advance payments from customers	12,132	6,310

Total current liabilities	75,601	67,045
Deferred income taxes	28,394	29,933
Long-term debt, less current portion	245,567	245,067
Other long-term liabilities	754	41

Total liabilities	350,316	342,086

Commitments and contingencies
Stockholders' equity
Preferred stock ($0.01 par value; 10,000 shares authorized and none issued and outstanding)	—	—
Common stock ($0.01 par value, 90,000 shares authorized; 16,370 and 16,050 shares issued and outstanding)	164	160
Additional paid-in capital	68,763	65,295
Accumulated other comprehensive income	937	679
Retained earnings	56,042	33,539

Total stockholders' equity	125,906	99,673

Total liabilities and stockholders' equity	$476,222	$441,759

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Sales	$351,090	$339,717	$320,732
Cost of sales	237,789	236,063	216,031

Gross profit	113,301	103,654	104,701

Operating costs and expenses:
Research and development	8,558	8,550	7,218
Selling and marketing	19,258	19,827	18,547
General and administrative	21,519	22,418	27,883
Amortization of acquisition-related intangible assets	2,316	2,190	7,487
Net loss on disposition of fixed assets	129	586	446

Total operating costs and expenses	51,780	53,571	61,581

Operating income	61,521	50,083	43,120
Interest expense, net	20,939	23,806	20,310
Loss on debt extinguishment	6,331	—	—

Income before taxes	34,251	26,277	22,810
Income tax expense	11,748	9,058	9,138

Net income	$22,503	$17,219	$13,672

Earnings per share:
Basic	$1.39	$1.20	$1.05

Diluted	$1.27	$1.09	$0.98

Shares used to calculate earnings per share:
Basic	16,242	14,311	13,079

Diluted	17,721	15,789	13,974

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings
	Shares	Amount				Total
Balances, October 1, 2004	13,079	$131	$103,446	$1,369	$2,648	$107,594
Comprehensive income:
Net income	—	—	—	—	13,672	13,672
Unrealized gain on cash flow hedges, net of tax	—	—	—	252	—	252

Total comprehensive income						13,924
Income tax benefit adjustment from the exercise of stock options	—	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	6,985	—	—	6,985
Special cash dividend	—	—	(75,809)	—	—	(75,809)

Balances, September 30, 2005	13,079	131	34,595	1,621	16,320	52,667
Comprehensive income:
Net income	—	—	—	—	17,219	17,219
Unrealized loss on cash flow hedges, net of tax	—	—	—	(942)	—	(942)

Total comprehensive income						16,277
Proceeds from initial public offering, net of issuance costs	2,941	27	47,272	—	—	47,299
Stock-based compensation cost		—	299	—	—	299
Exercise of stock options	20	2	53	—	—	55
Tax benefit related to stock option exercises		—	76	—	—	76
Issuance of restricted stock awards	10	—	—	—	—	—
Special cash dividend	—	—	(17,000)	—	—	(17,000)

Balances, September 29, 2006	16,050	160	65,295	679	33,539	99,673
Comprehensive income:
Net income	—	—	—	—	22,503	22,503
Unrealized gain on cash flow hedges, net of tax	—	—	—	431	—	431

Total comprehensive income						22,934
Adoption of SFAS No. 158, net of tax	—	—	—	(173)	—	(173)
Stock-based compensation cost		—	1,128	—	—	1,128
Exercise of stock options	262	3	721	—	—	724
Tax benefit related to stock option exercises		—	781	—	—	781
Issuance of common stock under employee stock purchase plan	51	1	838	—	—	839
Issuance of restricted stock awards	7	—	—	—	—	—

Balances, September 28, 2007	16,370	$164	$68,763	$937	$56,042	$125,906

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Cash flows from operating activities
Net income	$22,503	$17,219	$13,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,562	6,561	6,427
Amortization of intangibles	2,536	2,452	7,750
Amortization of deferred debt issue costs	1,401	1,417	1,304
Amortization of discount on floating rate senior notes	49	50	31
Amortization of acquisition-related inventory write-up	—	—	351
Non-cash loss on debt extinguishment	4,659	—	—
Stock-based compensation expense	1,239	274	6,985
Allowance for doubtful accounts	(329)	11	60
Deferred income taxes	(561)	(5,927)	(3,791)
Net loss on the disposition of assets	129	586	446
Tax benefit from stock option exercises	1,281	76	—
Excess tax benefit on stock option exercises	(781)	(47)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	(509)	(459)	992
Accounts receivable	(7,388)	(4,344)	(2,095)
Inventories	(8,473)	(3,688)	(10,705)
Prepaid and other current assets	(811)	1	157
Other long-term assets	476	329	(1,136)
Accounts payable	(215)	(2,320)	5,429
Accrued expenses	(320)	(4,054)	5,405
Product warranty	(653)	(401)	173
Income taxes payable	(2,262)	8,877	(142)
Advance payments from customers	2,202	(5,757)	36
Other long-term liabilities	924	41	—

Net cash provided by operating activities	21,659	10,897	31,349

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	—	11,334	—
Expenses relating to sale of San Carlos property	—	(577)	(224)
Capital expenditures	(8,169)	(10,913)	(17,131)
Acquisitions, net of cash acquired	(22,174)	—	(18,325)

Net cash used in investing activities	(30,343)	(156)	(35,680)

Cash flows from financing activities
Proceeds from issuance of debt	100,000	10,000	79,200
Proceeds from issuance of common stock	—	52,940	—
Proceeds from stock purchase plan and exercises of stock options	1,436	55	—
Repayments of debt	(100,750)	(47,500)	(9,550)
Debt issuance costs	(2,462)	—	(3,455)
Common stock issuance costs	—	(5,641)	—
Repayments on capital leases	—	—	(20)
Stockholder distribution payments	—	(17,000)	(75,809)
Excess tax benefit on stock option exercises	781	47	—

Net cash used in financing activities	(995)	(7,099)	(9,634)

Net (decrease) increase in cash and cash equivalents	(9,679)	3,642	(13,965)
Cash and cash equivalents at beginning of year	30,153	26,511	40,476

Cash and cash equivalents at end of year	$20,474	$30,153	$26,511

Supplemental cash flow disclosures
Cash paid for interest	$22,255	$23,549	$17,460

Cash paid for income taxes, net of refunds	$13,631	$6,157	$13,311

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands except share and per share amounts)

1. Organization and Summary of Significant Accounting Policies

        Organization and Basis of Presentation:    Unless the context otherwise requires, "CPI International" means CPI International, Inc. (formerly known as CPI Holdco, Inc.), and "CPI" means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The term the "Company" refers to CPI International and its direct and indirect subsidiaries on a consolidated basis.

        The accompanying consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group L.L.C. ("Cypress"). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices ("VEDs"), microwave amplifiers, modulators and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment.

        The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

        The Company's fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2007, 2006 and 2005 comprised the 52-week period ending September 28, 2007, September 29, 2006 and September 30, 2005, respectively. All period references are to the Company's fiscal periods unless otherwise indicated.

        On May 3, 2006, the Company completed the initial public offering of its common stock (see Note 10 for further disclosure).

        Foreign Currency Translation:    The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are reported on a net basis in the caption "general and administrative" in the consolidated statements of operations.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provision for revenue recognition; inventory and inventory reserves; product warranty; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition of share-based compensation; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Revenue Recognition:    Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

        The Company has commercial and U.S. Government fixed-price contracts that are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." These contracts have represented approximately 1% of the Company's sales during fiscal years 2007, 2006 and 2005, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

        Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

        Fair Value of Financial Instruments:    Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, derivative instruments, accounts payable and long-term debt. Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. As of September 28, 2007 and September 29, 2006, cash equivalents were $17.7 million and $28.1 million, respectively. The carrying value of the Company's cash, restricted cash, accounts receivable, derivative instruments and accounts payable approximate their fair values. The estimated fair value of the Company's debt as of September 28, 2007 and September 29, 2006 was $249.7 million and $249.9 million, respectively. The fair value estimates were based on market interest rates and other market information available to management as of each balance sheet date presented. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

        Restricted Cash:    Restricted cash consists primarily of bank guarantees from customer advance payments to the Company's international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

        Inventories:    Inventories are stated at the lower of average cost or market value, primarily using the average cost method. Costs include labor, material, and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory, and finished goods inventory. Inventories also include the costs and earnings in excess of billings which represent revenue recognized under the percentage of completion method of accounting for long-term contracts in excess of the amounts billable to the customer under the terms of the specific contracts. Contracts where advances and progress billings exceed costs incurred and profit earned to date are reported in Advance Payments from Customers.

        The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company's excess inventory charge. Management personnel play a key role in the excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

        Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss reserve is charged to cost of sales if product cost or the estimated contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment is recorded that would have an impact on the Company's operating results.

        Property, Plant, and Equipment:    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Building, land improvements, and process equipment are depreciated generally over twenty-five, twenty and twelve years, respectively. Machinery and equipment are depreciated generally over seven to twelve years. Office furniture and equipment are depreciated generally over five to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter.

        Goodwill and Other Intangible Assets:    The Company accounts for business combinations using the purchase method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Intangible assets acquired in a purchase method business combination are recognized and reported apart from goodwill, pursuant to the criteria specified by SFAS No. 141.

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

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 50 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company's annual testing resulted in no impairment of goodwill in fiscal years 2007, 2006 or 2005.

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

        The values assigned to land were determined based on the market or sales comparison approach, which estimates fair values through an analysis of recent sales of comparable assets. The values assigned to buildings, leasehold improvements, land improvements and personal property were determined based on the cost approach, which estimates fair values by determining the current cost of reproducing or replacing an asset with one of equivalent economic utility. The fair value of the Company's long-term ground lease was based on the difference between discounted cash flows of the Company's existing contract ground lease and the projected net operating income expected to be generated from the site assuming it was leased at market rates.

        There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2007, 2006 or 2005.

        Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company's long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPI's revolving credit facility and term loan, CPI's 8% Senior Subordinated Notes due 2012, and CPI International's Floating Rate Senior Notes due 2015 are amortized over a period of 4 years, 8 years, and 10 years, respectively. As a result of the Company's refinancing transactions during the fourth quarter of fiscal year 2007 as discussed in Note 5, $4.2 million of unamortized deferred debt issue costs were written-off and charged to loss on debt extinguishment in the consolidated statement of operations for fiscal year 2007. As of September 28, 2007 and September 29, 2006, deferred debt issue costs were $8.7 million and $13.1 million, and accumulated amortization was $2.2 million and $3.5 million, respectively.

        Product Warranty:    The Company's products typically carry warranty periods of one to three years or warranties over a predetermined product usage life. The Company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time revenue is recognized. The determination of product warranty reserves requires the Company to make estimates of product return rates and expected cost to repair or replace the products under warranty. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations.

        Derivative Instruments and Hedging:    The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of Financial Accounting Standards Board ("FASB") Statement No. 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In accordance with these standards, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. The Company uses foreign currency forward contracts to hedge Canadian dollar expenses and interest rate swap agreements to reduce its exposure to changes in variable interest rates on debt. Derivatives are not used for speculative purposes.

        The Company's derivatives are designated as cash flow hedges and the effective portion of the change in fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings.

        Business Risks and Credit Concentrations:    Defense-related applications, such as certain radar, electronic countermeasures and military communications, constitute a significant portion of the Company's sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks unique to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

        Research and Development:    Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
CPI Sponsored	$8,558	$8,550	$7,218
Customer Sponsored	7,738	6,227	5,889

	$16,296	$14,777	$13,107

        Advertising Expenses:    Costs related to advertising are recognized in selling and marketing expenses as incurred. Advertising expenses were not material in any of the periods presented.

        Stock-based Compensation:    At the beginning of fiscal year 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), and Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," for its existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, the Company applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. The Company will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options. The application of SFAS No. 123R had no impact on the Company's cash position. See Note 10 for information regarding share-based compensation.

        Income Taxes:    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 11 for further discussion on income taxes.

        Comprehensive Income:    The Company has adopted the accounting treatment prescribed by SFAS No. 130. Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from unrealized gains and losses on cash flow hedge contracts, net of tax.

        Earnings per share:    Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period excluding outstanding nonvested restricted shares subject to repurchase. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options and nonvested restricted shares using the treasury stock method.

        The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Weighted average shares outstanding—Basic	16,242	14,311	13,079
Effect of dilutive stock options and nonvested restricted stock awards	1,479	1,478	895

Weighted average shares outstanding—Diluted	17,721	15,789	13,974

        As further discussed in Note 10, on April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company effected a 3.059-to-1 split of its outstanding shares of common stock as of such date. All share and per share amounts have been retroactively restated to reflect this stock split.

        The calculation of diluted net income per share excludes all anti-dilutive shares. The number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company's common stock for the periods, was approximately 484,000 shares and 128,000 shares for fiscal years 2007 and 2006, respectively. For fiscal year 2005, all stock options were dilutive.

        Recently Issued Accounting Standards:    In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Income Tax Uncertainties." FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company will be required to adopt FIN No. 48 in its fiscal year 2008 commencing September 29, 2007 and is currently in the process of determining the impact, if any, of adopting the provisions of this new standard on its financial position, results of operations and liquidity.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will be required to adopt SFAS No. 157 in its fiscal year 2009 commencing October 4, 2008 for financial assets and liabilities and in its fiscal year 2010 commencing October 2, 2009 for non-financial assets and liabilities. The Company is currently evaluating the potential impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. On September 28, 2007, the Company adopted SFAS No. 158 and recognized the funded status of its defined benefit pension plan as an asset or liability on its consolidated balance sheet accordingly. The adoption of SFAS No. 158 did not have a material impact on the Company's financial position or results of operations and did not impact the Company's compliance with debt covenants of its borrowing arrangements.

        In September 2006, the Securities and Exchange Commission ("SEC") issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements. SAB No. 108 is applicable for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB No. 108 did not materially impact the Company's financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 in its fiscal year 2009 commencing October 4, 2008 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

2. Supplemental Balance Sheet Information

        Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	September 28, 2007	September 29, 2006
Accounts receivable	$52,678	$44,122
Less: Allowance for doubtful accounts	(89)	(494)

Accounts receivable, net	$52,589	$43,628

        The following table sets forth the changes in allowance for doubtful account during fiscal years 2007, 2006 and 2005:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Balance at beginning of period	$494	$723	$660
(Recoveries) provision for doubtful accounts charged to general and administrative expense	(329)	11	60
Write-offs against allowance	(76)	(240)	3

Balance at end of period	$89	$494	$723

        Inventories:    The following table provides details of inventories, net of reserves:

	September 28, 2007	September 29, 2006
Raw material and parts	$40,725	$35,160
Work in process	18,168	10,481
Finished goods	8,554	8,390

	$67,447	$54,031

        Reserve for excess, slow moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory during fiscal years 2007 and 2006:

	Year Ended
	September 28, 2007	September 29, 2006
Balance at beginning of period	$8,822	$8,655
Malibu acquisition	601	—
Inventory provision, charged to cost of sales	1,191	949
Inventory write-offs	(830)	(782)

Balance at end of period	$9,784	$8,822

        Reserve for loss contracts:    The following table summarizes the activity related to reserves for loss contracts during fiscal years 2007 and 2006:

	Year Ended
	September 28, 2007	September 29, 2006
Balance at beginning of period	$1,702	$1,430
Malibu acquisition	1,984	—
Provision for loss contracts, charged to cost of sales	1,196	1,757
Credit to cost of sales upon revenue recognition	(2,182)	(1,485)

Balance at end of period	$2,700	$1,702

        Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	September 28, 2007	September 29, 2006
Inventories	$1,123	$1,277
Accrued expenses	1,577	425

	$2,700	$1,702

        Property, Plant, and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	September 28, 2007	September 29, 2006
Land and land leaseholds	$4,715	$4,522
Buildings	39,496	32,249
Machinery and equipment	39,233	35,255
Construction in progress	1,806	4,593

	85,250	76,619
Less: accumulated depreciation and amortization	(19,202)	(12,768)

Property, plant, and equipment, net	$66,048	$63,851

        Intangible Assets:    The following tables present the details of the Company's total acquisition-related intangible assets:

		September 28, 2007			September 29, 2006
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(2,273)	$28,427	$30,700	$(1,659)	$29,041
VED Application Technology	25	19,800	(2,921)	16,879	19,800	(2,130)	17,670
X-ray Generator and Satcom Application Technology	15	8,000	(1,974)	6,026	8,000	(1,441)	6,559
Antenna and Telemetry Technology	25	5,300	(29)	5,271	—	—	—
Customer backlog	1	580	(78)	502	17,450	(17,450)	—
Land lease	46	11,810	(928)	10,882	11,810	(706)	11,104
Tradename	Indefinite	7,600	—	7,600	5,800	—	5,800
Customer list and programs	25	6,280	(684)	5,596	5,700	(451)	5,249
Noncompete agreement	5	640	(80)	560	110	(44)	66

		$90,710	$(8,967)	$81,743	$99,370	$(23,881)	$75,489

        Intangible assets, net as of September 28, 2007 include a total of approximately $8.8 million amortizable identifiable intangibles obtained from the Company's acquisition of Malibu Research Associates, Inc. during fiscal year 2007, as further discussed in Note 3. The additions to intangible assets and associated accumulated amortization during fiscal year 2007 were offset by a write-off of $17.5 million of expired, fully-amortized customer backlog.

        The amortization of intangible assets amounted to $2.5 million, $2.5 million and $7.8 million for fiscal years 2007, 2006 and 2005, respectively.

        Based on acquisitions completed as of September 28, 2007, the estimated future amortization expense of intangible assets, excluding the Company's unamortized tradenames, is as follows:

Fiscal Year	Amount
2008	$3,301
2009	2,799
2010	2,777
2011	2,777
2012	2,763
Thereafter	59,726

$74,143

        Goodwill:    The following table sets forth the changes in goodwill by reportable segment during fiscal years 2007 and 2006:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at September 30, 2005	$131,617	$13,845	$—	$145,462
Other	2,020	7	—	2,027

Balance at September 29, 2006	133,637	13,852	—	147,489
Malibu acquisition	—	—	14,856	14,856
Other	(740)	(22)	(10)	(772)

Balance at September 28, 2007	$132,897	$13,830	$14,846	$161,573

        Other for fiscal year 2007 includes (1) a correction to reduce goodwill by $0.5 million for subsequently recognized deferred tax assets associated with the acquisition of Econco Broadcast Service, Inc., and (2) an adjustment of $0.3 million for tax benefit realized from the exercise of fully vested stock options that were acquired in connection with the January 23, 2004 merger pursuant to which CPI International acquired Communications & Power Industries Holding Corporation (the "January 2004 merger"). Other for fiscal year 2006 represents a purchase accounting adjustment of $2.0 million to correct a reduction in deferred tax assets as of the January 2004 merger.

        Accrued Expenses:    The following table provides details of accrued expenses:

	September 28, 2007	September 29, 2006
Payroll and employee benefits	$15,164	$14,239
Accrued interest	2,073	3,116
Other accruals	9,112	5,914

	$26,349	$23,269

        Product Warranty:    The following table summarizes the activity related to product warranty during fiscal years 2007 and 2006:

	Year Ended
	September 28, 2007	September 29, 2006
Beginning accrued warranty	$5,958	$6,359
Malibu acquisition	273	—
Actual costs of warranty claims	(5,328)	(5,794)
Estimates for product warranty, charged to cost of sales	4,675	5,393

Ending accrued warranty	$5,578	$5,958

3. Acquisitions

Malibu Research Associates

        On August 10, 2007, the Company completed its acquisition of all outstanding common stock of the privately held Malibu Research Associates, Inc. ("Malibu"). Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (UAV) and shipboard systems. Under the terms of the purchase agreement, the Company paid cash of approximately $22.4 million, which included $2.3 million and $1.0 million placed into indemnity and working capital escrow accounts, respectively. The indemnity escrow amount was provided to ensure funds are available to satisfy potential indemnification claims asserted prior to January 1, 2009, and the working capital escrow amount was provided to satisfy any negative differences between the target working capital amount and the actual working capital amount at the acquisition closing date. The Company expects that the working capital calculations will be finalized during fiscal year 2008.

        Additionally, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of September 28, 2007, the Company has not accrued any of these contingent earnout amounts. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense.

        Under the purchase method of accounting, the assets and liabilities of Malibu were adjusted to their fair values and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of cash flow and recoverability. The valuation of identifiable intangible assets acquired was based on management's estimates, currently available information and reasonable and supportable assumptions. This purchase price allocation was generally based on the fair value of these assets determined using the income approach.

        The following table summarizes the allocation of the fair value of the Malibu's assets acquired and liabilities assumed:

Net current liabilities	$(3,938)
Property, plant and equipment	719
Deferred tax liabilities	(703)
Identifiable intangible assets	8,790
Goodwill	14,856

$19,724

        For financial reporting purposes, consideration of approximately $2.6 million, which is included in the initial cash consideration paid for Malibu, is excluded from the purchase price allocation above and is reported as other long-term assets in the consolidated balance sheet at September 28, 2007. This consideration amount represents the difference between the Company's initial calculation of the target working capital amount and actual working capital amount as of the acquisition closing date. In accordance with SFAS No. 141, any contingent consideration that has not been determined beyond a reasonable doubt is excluded from the purchase price allocation until the contingency is resolved. The Company intends to make a claim against the working capital escrow account of $1.0 million and, if necessary, the indemnity escrow account of $2.3 million to recover the working capital shortfall once the amount of such shortfall has been finally determined.

        The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life (in years)	Amount
Non compete agreements	5	$530
Tradename	Indefinite	1,800
Antenna and Telemetry technology	25	5,300
Backlog	1	580
Customer relationships	15	580

		$8,790

Econco Broadcast Service

        On October 8, 2004, CPI purchased all of the outstanding stock of Econco Broadcast Service, Inc. ("Econco") of Woodland, California for cash consideration of $18.3 million. Econco is a provider of rebuilding service for VEDs, allowing broadcasters and other users of these critical products to extend the life of their devices at a cost that is lower than buying a new VED.

        Under the purchase method of accounting, the assets and liabilities of Econco were adjusted to their fair values and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of cash flow and recoverability. The valuation of identifiable intangible assets acquired was based on management's estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

        The following table summarizes the allocation of the fair value of the Econco's assets acquired and liabilities assumed:

Net current assets	$2,049
Property, plant and equipment	3,239
Identifiable intangible assets	7,210
Goodwill	5,848

$18,346

        The purchase price allocation above excludes the subsequently recognized deferred tax assets and the corresponding reduction in goodwill of $0.5 million.

        Net current assets include $0.4 million for the revaluation of inventory. The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life (in years)	Amount
Non-compete agreement	5	$110
Tradename	Indefinite	1,400
Customer list and programs	25	5,700

		$7,210

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangibles will not be amortized but will be tested for impairment at least annually.

        The Company's consolidated financial statements include Malibu's and Econco's financial results from the respective acquisition date of each acquired company.

Pro Forma Results

        Pro forma information giving effect to the Malibu and Econco acquisitions has not been presented because the pro forma information would not differ materially from the historical results of the Company.

4. Sale of San Carlos Assets

        In September 2006, the Company completed the sale of the land and building previously used by its operations in San Carlos, California for aggregate proceeds of $24.8 million, of which $11.3 million was received in September 2006 and $13.5 million was received as advance payments in fiscal year 2004. The aggregate sales proceeds of $24.8 million less the related selling costs of $1.3 million, offset by the land and building's net book value of approximately $23.5 million, resulted in no gain or loss on sale.

5. Long-Term Debt

        Long-term debt comprises the following:

	September 28, 2007	September 29, 2006
Term loan, expiring 2010	$—	$42,500
Term loan, expiring 2014	99,750	—
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of issue discount of $183 and $719	21,817	79,281

	246,567	246,781
Less: Current portion	1,000	1,714

Long-term portion	$245,567	$245,067

        Amended Senior Credit Facilities:    On August 1, 2007, CPI amended and restated its existing senior credit facilities. The amended and restated senior credit facilities (the "Senior Credit Facilities") provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility ("Term Loan") and a $60 million revolving credit facility ("Revolver"), with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, CPI may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate. The Senior Credit Facilities are guaranteed by CPI International and all of CPI's domestic subsidiaries and are secured by substantially all of the assets of CPI International, CPI and CPI's domestic subsidiaries.

        Except as provided in the following sentence, the Term Loan will mature on August 1, 2014 and the Revolver will mature on August 1, 2013. However, if, prior to August 1, 2011, CPI has not repaid or refinanced its $125 million 8% Senior Subordinated Notes due 2012, both the Term Loan and the Revolver will mature on August 1, 2011.

        The Senior Credit Facilities replaced CPI's previous senior credit facilities of $130 million. On the closing date of the Senior Credit Facilities, CPI borrowed $100 million under the Term Loan, the proceeds of which were principally used to satisfy outstanding term loan amounts of $37.5 million under the previous senior credit facilities and to pay a dividend to CPI International to permit CPI International to repurchase and redeem $58 million aggregate principal amount of its Floating Rate Senior Notes due 2015 described below. Future borrowings under the Senior Credit Facilities may be used for general corporate purposes.

        Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at CPI's option, LIBOR or the ABR plus the applicable margin. The ABR is the greater of the (a) the prime rate and (b) the federal funds rate plus 0.50%. For Term Loans, the applicable margin will be 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The applicable margins under the Revolver vary depending on CPI's leverage ratio, as defined in the Senior Credit Facilities, and range from 1.25% to 2.00% for LIBOR borrowings and from 0.25% to 1.00% for ABR borrowings.

        In addition to customary fronting and administrative fees under the Senior Credit Facilities, CPI will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee will vary depending on CPI's leverage ratio, as defined in the Senior Credit Facilities, and will range from 0.25% to 0.50%.

        The Senior Credit Facilities require that CPI repay $250,000 of the Term Loan at the end of each fiscal quarter prior to the maturity date of the Term Loan, with the remainder due on the maturity date. CPI is required to prepay its outstanding loans under the Senior Credit Facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI's subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI's subsidiaries, and (3) all such proceeds paid to CPI International, CPI or any of CPI's subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

        If CPI's leverage ratio, as defined in the Senior Credit Facilities, exceeds 3.5:1 at the end of any fiscal year, CPI will also be required to make an annual prepayment within 90 days after the end of such fiscal year equal to 50% of excess cash flow, as defined in the Senior Credit Facilities, less optional prepayments made during the fiscal year. CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary "breakage" costs with respect to LIBOR loans.

        The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI or any of CPI's subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and its subsidiaries must comply with a maximum capital expenditure limitation and a maximum total secured leverage ratio, each calculated on a consolidated basis for CPI.

        CPI made its initial scheduled payment of $250,000 on the Term Loan during the fourth quarter of fiscal year 2007, leaving a principal balance of $99.75 million as of September 28, 2007.

        8% Senior Subordinated Notes due 2012 of CPI:    In connection with the January 2004 merger, CPI issued $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the

"8% Notes"). The proceeds of the 8% Notes were used to redeem acquired indebtedness and pay part of the consideration associated with the merger. The 8% Notes have no sinking fund requirements.

        The 8% Notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of CPI's domestic subsidiaries. The payment of all obligations relating to the 8% Notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% Notes) of CPI, including debt under the Senior Credit Facilities. Each guarantee of the 8% Notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% Notes) on the same basis as the 8% Notes are subordinated to CPI's senior debt.

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

        At any time on or prior to February 1, 2008, the 8% Notes may be redeemed or purchased (by CPI or any other person) in whole but not in part, at CPI's option, upon the occurrence of a change of control (as defined in the indenture governing the 8% Notes) at a price equal to 100% of the principal amount of the 8% Notes, plus a "make-whole" premium (as defined in the indenture governing the 8% Notes) to the redemption price on February 1, 2008, and accrued and unpaid interest, if any, to, the date of redemption or purchase.

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

        Floating Rate Senior Notes due 2015 of CPI International:    On February 22, 2005, CPI International issued $80.0 million in principal amount of its Floating Rate Senior Notes due 2015 (the "FR Notes"). The FR Notes were issued at a 1% discount. The proceeds from the issuance of the FR Notes were used during fiscal year 2005 to make a distribution to stockholders of CPI International of approximately $75.8 million and to pay fees and expenses of approximately $3.5 million associated with the issuance of the FR Notes. The FR Notes have no sinking fund requirements.

        On August 2, 2007, CPI International closed its tender offer for a portion of the FR Notes, with $38.2 million in aggregate principal amount of the FR Notes tendered and accepted for purchase. Tendering holders were paid an aggregate of approximately $39.4 million, representing $1,032.50 per $1,000.00 principal amount of the FR Notes tendered, plus accrued interest up to, but not including, the date of purchase.

        On September 5, 2007, CPI International, completed the redemption of an additional $19.8 million in principal amount of the FR Notes. The redemption price, including the call premium, paid to note holders was 103% of the principal amount of the notes. Including the call price and accrued and unpaid interest, the total cash paid was $20.6 million. The redemption price was funded from borrowings under the Senior Credit Facilities. Following this redemption, $22.0 million aggregate principal amount of the FR Notes remain outstanding.

        The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2008 is approximately 11.0625% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

        The FR Notes are general unsecured obligations of CPI International. The FR Notes are not guaranteed by any of CPI International's subsidiaries but are structurally subordinated to all existing and future indebtedness and other liabilities of CPI International's subsidiaries. The FR Notes are senior in right of payment to CPI International's existing and future indebtedness that is expressly subordinated to the FR Notes.

        Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the FR Notes. The Senior Credit Facilities and the indenture governing the 8% Notes restrict CPI's ability to make distributions to CPI International. The Senior Credit Facilities prohibit CPI from making distributions to CPI International unless there is no default under the Senior Credit Facilities and CPI satisfies a senior secured leverage ratio of 3.75:1, and in the case of distributions to pay amounts other than interest on the FR Notes, the amount of the distribution and all prior such distributions do not exceed a specified amount. The indenture governing the 8% Notes prohibits CPI from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% Notes) does not exceed a specified amount.

        At any time or from time to time on or after February 1, 2007, CPI International, at its option, may redeem the FR Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

        Debt Maturities:    As of September 28, 2007, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2008	$1,000	$—	$—	$1,000
2009	1,000	—	—	1,000
2010	1,000	—	—	1,000
2011	96,750	—	—	96,750
2012	—	125,000	—	125,000
Thereafter	—	—	22,000	22,000

	$99,750	$125,000	$22,000	$246,750

        The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the Term Loan under the Senior Credit Facilities, which is assumed to mature on the earlier date of August 1, 2011 as described above under "Amended Senior Credit Facilities," and (2) a debt level based on mandatory repayments according to the contractual amortization schedule. The above table also excludes any optional prepayments.

        As of September 28, 2007, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout fiscal year 2008.

        Loss on debt extinguishment:    The debt refinancing during fiscal year 2007, as discussed above, resulted in a loss on debt extinguishment of approximately $6.3 million, including non-cash write-offs of $4.7 million of unamortized debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums, partially offset by $0.3 million of cash proceeds from the early termination of interest rate swap on the FR Notes.

        Interest rate swap agreements:    See Note 7 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan and the FR Notes.

6. Employee Benefit Plans

        Retirement Plans:    CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees, a pension contribution plan covering substantially all of its Canadian employees and a profit sharing plan covering substantially all of its Econco employees. These plans provide for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $0.2 million as of September 28, 2007 and September 29, 2006. Except for the Econco profit sharing plan, all participant contributions and Company matching contributions are 100% vested. For the Econco profit sharing plan, employee contributions are 100%

vested, while employer contributions vest ratably over a 5 year period beginning with the second year of service. Total CPI contributions to these retirement plans were $3.7 million, $3.8 million and $3.6 million for fiscal years 2007, 2006 and 2005, respectively.

        Defined Benefit Pension Plan:    The Company maintains a defined benefit pension plan for its Chief Executive Officer ("CEO"). The plan's benefits are based on the CEO's compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company. The Company utilizes actuarial methods required by SFAS No. 87 to account for its defined benefit pension plan.

        Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company's consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the Company's fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007.

        The adoption of SFAS No. 158 resulted in an under-funded status of $197,000, which approximates the excess of the projected benefit obligation over plan assets of $787,000 as of September 28, 2007. The adoption of SFAS No. 158 also resulted in a decrease of $0.3 million on a pre-tax basis and a decrease of $0.2 million on an after-tax basis to the Company's accumulated other comprehensive income as of September 28, 2007. The Company's defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

7. Derivative Financial Instruments

        The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of September 28, 2007, the Company had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $15.8 million; the last forward contract expires on March 24, 2008. At September 28, 2007 and September 29, 2006, the fair value of foreign currency forward contracts was an asset of $1.3 million and $0.1 million, respectively, and the unrealized gain, net of related tax expense, was $1.2 million and $8,000, respectively.

        The Company's foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next 12 months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative in the consolidated statements of operations. The time value was not material for fiscal years 2007, 2006 or 2005. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2007, 2006 and 2005. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the consolidated statements of operations. Net income for fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.4 million. Net income for fiscal year 2006 includes a recognized gain from foreign currency forward contracts of $1.2 million.

        The Company also uses derivatives to hedge the interest rate exposure associated with its long- term debt. Most recently, on September 21, 2007, the Company entered into an interest rate swap contract (the "2007 Swap") to receive three-month USD-LIBOR-BBA (British Bankers' Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts to match the expected pay down of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $90.0 million at September 28, 2007 and represented approximately 90% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At September 28, 2007, the fair value of the short-term and long-term portions of the 2007 Swap was an asset of $0.1 million and a liability of $0.3 million, respectively, and included in other current assets and other long-term liabilities in the consolidated balance sheets accordingly. At September 28, 2007, the unrealized loss, net of tax, was $0.1 million.

        On August 31, 2007, the Company completed an early settlement of its $80.0 million interest rate swap contract (the "2005 Swap") associated with its FR Notes as discussed in Note 5, for which the Company received $0.4 million in cash representing the final net swap interest originally due on January 31, 2008. Of the $0.4 million proceeds from the 2005 Swap settlement, $0.3 million was recognized immediately as a gain on the ineffective portion of the 2005 Swap effected by the recent repurchase and redemption of an aggregate of $58.0 million of the FR Notes. Recorded as an other long-term asset in the consolidated balance sheet as of September 29, 2006, the $0.5 million collateral deposit associated with the 2005 Swap was fully refunded during fiscal year 2007. Included in accumulated other comprehensive income in the consolidated balance sheet, the fair value of the unrealized gain on the 2005 Swap was approximately $51,000, net of tax, as of September 28, 2007.

8. Lease Commitments

        The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at September 28, 2007 were as follows:

Fiscal Year	Operating Leases
2008	$1,891
2009	1,290
2010	1,052
2011	437
2012	358
Thereafter	3,094

Total future minimum lease payments	$8,122

        Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.9 million, $1.8 million and $1.3 million for fiscal years 2007, 2006 and 2005, respectively. Assets subject to capital leases at September 28, 2007 and September 29, 2006 were not material.

9. Contingencies and Commitments

        Guarantees:    The Company has restricted cash of $2.3 million and $1.7 million as of September 28, 2007 and September 29, 2006, consisting primarily of bank guarantees from customer advance payments to the Company's international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

        Purchase commitments:    The Company has purchase commitments for terms of one year or less of $30.1 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation.

        Contingent Earnout Consideration:    As discussed in Note 3, in addition to the $22.2 million of net cash consideration paid for the Malibu acquisition, there is a potential earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010.

        Indemnification:    As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that limit its exposure and may enable it to recover a portion of any future amounts paid.

        The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2007.

        Employment Agreements:    The Company has entered into employment agreements with certain members of executive management that include provisions for the continued payment of salary, benefits and a pro-rata portion of annual bonus upon employment termination for periods ranging from 12 months to 30 months.

        Contingencies:    From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

10. Stockholders' Equity

        Common and Preferred Stock:    On April 7, 2006, the Company amended and restated its certificate of incorporation to provide for 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At September 28, 2007 and September 29, 2006, there were no shares of Preferred Stock outstanding.

        On April 7, 2006, in connection with the amendment and restatement of its certificate of incorporation, the Company also effected a 3.059-to-1 stock split of its outstanding shares of common stock as of such date. All share and per share amounts in the accompanying consolidated financial statements and accompanying notes have been retroactively restated to reflect this stock split.

        On May 3, 2006, the Company completed the initial public offering of its common stock. The Company sold 2,941,200 shares of common stock and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18.00 per share, resulting in total proceeds to the Company of approximately $47.3 million, net of transaction costs of approximately $5.6 million. The Company used the net proceeds to repay $47.3 million of a term loan under its previous senior credit facilities.

        Stock-Based Compensation Plans:    The Company has four stock plans: the 2006 Equity and Performance Incentive Plan (the "2006 Plan"), the 2006 Employee Stock Purchase Plan (the "2006 ESPP"), the 2004 Stock Incentive Plan (the "2004 Plan") and the 2000 Stock Option Plan (the "2000 Plan").

        2006 Plan:    The 2006 Plan provides for an aggregate of up to 1,400,000 shares of CPI International's common stock to be available for awards, plus the number of shares subject to awards granted under the 2004 Stock Incentive Plan and the 2000 Stock Option Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company's employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors ("Compensation Committee") and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of the shares on the date of grant. Options available for grant as of September 28, 2007 were approximately 789,000 shares.

        2006 ESPP:    The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee of the board of directors. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase. Under the 2006 ESPP, approximately 709,000 shares of common stock were available for issuance as of September 28, 2007.

        2004 Plan:    The Company issued both time ("Time") and performance ("Performance") stock option awards under the 2004 Plan. All stock option grants under the 2004 Plan were issued at exercise prices equal to or greater than the estimated market price of the Company's common stock at option grant date. Time stock option awards vested at a rate of 20% to 25% per fiscal year based on the grant date. In September 2005, the Compensation Committee approved the acceleration of vesting of all unvested Performance stock options as of September 30, 2005. Stock-based compensation expense associated with the acceleration of vesting of Performance stock options was $2.8 million, which was recognized in the fourth quarter of fiscal year 2005. In fiscal year 2005, total stock-based compensation expense of $7.0 million includes the expense from the acceleration of vesting of stock options. The Company has ceased making new grants under the 2004 Plan.

        2000 Plan:    The 2000 Plan was acquired by the Company in the January 2004 merger, and no further options are available for issuance thereunder. In accordance with the terms of the stock option agreements, the unvested stock options outstanding under the 2000 Plan became fully vested at the merger closing date in January 2004. The 2000 Plan option holders were offered the opportunity to either roll over their stock options into options to purchase common stock of CPI International or exercise their stock options. Management elected to roll over options to purchase 912,613 shares of common stock at prices ranging from $0.20 to $0.74 per share.

        Stock Options:    Options outstanding that have vested and are expected to vest as of September 28, 2007 are as follows:

	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested	2,259,528	$3.00	6.0	$36,184
Expected to vest	884,206	12.08	8.1	6,125

Total	3,143,734	5.55	6.6	$42,309

        Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). Options with a fair value of $23,000 vested during fiscal year 2007. As of September 28, 2007, there was $4.2 million of unrecognized compensation costs related to stock options granted under the Company's stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

        A summary of the Company's stock option activity as of September 28, 2007 and September 29, 2006, and changes during fiscal year 2007 is presented below:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 29, 2006	3,163,057	$4.51	7.24	$28,799	2,345,833	$2.85	6.90	$24,199
Granted	316,500	14.71
Exercised	(262,123)	2.76
Forfeited or cancelled	(46,353)	9.19

Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184

        The aggregate intrinsic value in the preceding tables represents the total intrinsic value, based on the Company's closing stock price of $19.01 as of September 28, 2007 or $13.17 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of the respective dates. All exercisable options as of September 28, 2007 are in-the-money.

        The weighted-average grant-date fair value of options granted during fiscal years 2007 and 2006 was $8.98 and $10.60 per share, respectively. During fiscal years 2007 and 2006, cash received from option exercises was approximately $0.7 million and $55,000, and total intrinsic value of options exercised was $3.6 million and $0.2 million, respectively. There were no options exercised during fiscal year 2005.

        Outstanding and exercisable options presented by exercise price at September 28, 2007 are as follows:

	Options Outstanding		Exercisable Options
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Term (Years)	Number of Options Exercisable	Weighted-Average Remaining Contractual Term (Years)
$0.20	621,287	5.4	621,287	5.4
$0.74	164,327	2.9	164,327	2.9
$1.08	8,000	6.4	8,000	6.4
$4.32	1,710,729	6.5	1,398,822	6.5
$6.61	49,032	7.0	49,032	7.0
$6.98	23,706	7.5	16,060	7.5
$14.22	285,000	9.2	—	—
$17.09	6,000	9.4	—	—
$18.00	277,500	8.6	2,000	8.6
$19.53	19,500	10.0	—	—
$19.80	6,000	9.6	—	—

Total	3,171,081	6.6	2,259,528	6.0

        Stock Purchase Plan:    Employees purchased approximately 51,000 shares in fiscal year 2007 for $0.8 million under the 2006 ESPP. The first purchase under the 2006 ESPP occurred in the first quarter of fiscal year 2007. As of September 28, 2007, there were no unrecognized compensation costs related to rights to acquire stock under the Company's stock purchase plan.

        Restricted Stock Awards:    There were 11,466 and 9,999 shares of nonvested restricted stock granted to directors outstanding as of September 28, 2007 and September 29, 2006, respectively. The restricted stock awards vest over periods of one to three years. A summary of the status of the

Company's nonvested restricted stock awards as of September 28, 2007 and September 29, 2006 and changes during the fiscal years then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Fair Value*
Nonvested at September 30, 2005	—	$—
Granted	9,999	$18.00
Vested	—	$—
Forfeited	—	$—

Nonvested at September 29, 2006	9,999	$18.00
Granted	7,022	$17.09
Vested	(5,555)	$18.00	$97
Forfeited	—	$—

Nonvested at September 28, 2007	11,466	$17.44

*
Based on the value of the Company's stock on the date that the restricted stock units vest.

        As of September 28, 2007, there was $0.1 million of unrecognized compensation costs related to restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

        The Company settles stock option exercises and restricted stock awards with newly issued shares of common stock.

        Stock-Based Compensation Cost:    On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) or 123(R), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors, including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. The Company currently does not intend to pay dividends and, accordingly, no dividends have been assumed in its Black-Scholes calculation. Since the Company's common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SEC SAB No. 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.

        Assumptions used in the Black-Scholes model to estimate the fair value of stock option grants during each period for which stock options were granted are presented below. In accordance with SFAS No. 123R, prior to becoming a public entity, the Company used the minimum value method to determine a calculated value, rather than a fair value, of share awards.

	Year Ended
	September 28, 2007	September 29, 2006
Expected term (in years)	6.25	6.47
Expected volatility	49.33%	53.57%
Dividend yield	0.0%	0.0%
Risk-free rate	4.7%	4.7%

        The following table summarizes stock-based compensation expense for fiscal years 2007, 2006 and 2005, which was allocated as follows:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$274	$36	$—
Research and development	94	15	—
Selling and marketing	122	27	—
General and administrative	749	196	6,985

	$1,239	$274	$6,985

Share-based compensation cost capitalized in inventory	$297	$25	$—

Share-based compensation cost remaining in inventory at end of period	$48	$25	$—

Share-based compensation expense by type of award:
Stock options	$1,006	$224	$6,985
Restricted stock	110	50	—
Stock purchase plan	123	—	—

	$1,239	$274	$6,985

        As stock-based compensation expense recognized in the consolidated statement of operations for fiscal years 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Fiscal year 2005 stock-based compensation expense of $7.0 million represents a non-cash charge related to performance stock options, of which $2.8 million relates to the acceleration of vesting of all outstanding performance stock options as of September 30, 2005 that were expected to vest in fiscal years 2006 through 2008 assuming that the performance criteria would have been achieved.

        The tax benefit realized from option exercises and restricted stock vesting totaled approximately $1.3 million and $0.1 million during fiscal years 2007 and 2006, respectively. There were no options exercised or restricted stock vested and therefore no tax benefit realized during fiscal year 2005.

11. Income Taxes

        Income before income taxes consisted of the following:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
U.S.	$20,466	$16,432	$12,018
Foreign	13,785	9,845	10,792

	$34,251	$26,277	$22,810

        Income tax expense consisted of the following:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Current
Federal	$4,946	$5,447	$8,093
State	2,320	1,967	1,796
Foreign	4,693	7,571	3,040

	11,959	14,985	12,929

Deferred
Federal	117	(3,598)	(4,667)
State	(143)	(397)	23
Foreign	(185)	(1,932)	853

	(211)	(5,927)	(3,791)

Income tax expense	$11,748	$9,058	$9,138

        The U.S. income tax expense for fiscal year 2007 includes a $1.8 million tax benefit from the filing of amended income tax returns for fiscal year 2003, which reflect a change in estimate with regard to reporting Canadian income earned in the U.S. based on the determination of the character of such income. U.S. income tax expense for fiscal year 2007 also includes a charge to deferred income tax expense of approximately $0.9 million to correct an error for a deferred tax asset that should have been expensed during the fourth quarter of fiscal year 2006. The Company believes that the impact of the $0.9 million charge to deferred income tax expense was not material to its consolidated financial statements for either fiscal year 2007 or 2006.

        Income tax expense for fiscal year 2006 includes a $0.3 million charge attributable to the fourth quarter of fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by the reversal of a $0.2 million tax contingency reserve that is no longer considered necessary. The Company believes that the impact of the $0.5 million tax benefit correction was not material to its consolidated financial statements for fiscal year 2007, 2006 or 2005.

        The Company is currently under examination by the Canada Revenue Agency ("CRA") for its Canadian tax returns filed in fiscal years 2000 through 2003. On October 30, 2006, the Company received a proposed tax assessment, including interest expense, from the CRA for fiscal years 2001 and 2002. The tax assessment was based on tax deductions related to the valuation of the Satcom business, which was purchased by Communications & Power Industries Canada Inc. from CPI in fiscal years 2001 and 2002. Foreign income tax expense for fiscal year 2006 includes a $2.3 million tax expense related to the CRA tax assessment, including additional interest for fiscal years 2001 to 2006. Interest expense related to the proposed tax assessment continues to be accrued. Foreign income tax expense for fiscal year 2007 includes an interest expense accrual of $0.2 million. The Company intends to pursue available legal remedies to contest this matter.

        As of September 28, 2007, the Company had total tax contingency reserves of approximately $6.3 million. The Company believes that adequate accruals have been provided for any adjustments that may result from the CRA examination. In addition, the Company has provided for probable amounts of anticipated tax audit adjustments in various jurisdictions based on its reasonable estimate of probable additional taxes and interest.

        Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets (liabilities) were as follows:

	September 28, 2007	September 29, 2006
Deferred tax assets:
Inventory and other reserves	$5,642	$7,280
Accrued vacation	2,064	1,927
Deferred compensation and other accruals	4,179	3,929
Debt issuance costs	790	—
Foreign jurisdictions, net	472	815
Land lease amortization	681	709
State taxes	561	549

Gross deferred tax assets	14,389	15,209
Valuation allowance	—	—

Total deferred tax assets	$14,389	$15,209

Deferred tax liabilities:
Accelerated depreciation	$(7,536)	$(7,621)
Acquisition-related intangibles	(23,950)	(25,242)
Other comprehensive income	(480)	(468)
Foreign jurisdictions, net	(973)	(291)

Total deferred tax liabilities	$(32,939)	$(33,622)

Net deferred tax liability	$(18,550)	$(18,413)

        Realization of the Company's net deferred tax assets is based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. The net deferred tax assets (liabilities) were classified in the consolidated balance sheet as follows:

	September 28, 2007	September 29, 2006
Current deferred tax assets	$9,744	$11,520
Long-term deferred tax assets (other long-term assets)	$100	$—
Long-term deferred tax liabilities	(28,394)	(29,933)

Net deferred tax liability	$(18,550)	$(18,413)

        The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(0.7)	(1.0)	—
Extraterritorial income exclusion benefit	(0.1)	(0.8)	(1.0)
Foreign tax rate differential	1.4	(3.4)	0.1
State taxes	3.8	3.9	5.2
Foreign tax credits	(3.2)	(2.1)	—
Change in foreign filing position	(5.3)	(4.9)	—
Change in state apportionment factors	—	(2.7)	—
Tax contingency reserve accrual	0.1	8.9	—
Non-deductible expenses	0.3	0.2	0.8
Correct prior year deferred tax assets	2.6	—	—
Other differences	0.4	1.4	—

Effective tax rate	34.3%	34.5%	40.1%

12. Segments, Geographic and Customer Information

        The Company reports information about operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company has six divisions that meet the criteria of an operating segment, and the Company has two reportable segments: VED and satcom equipment. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company's chief operating decision maker ("CODM"), its chief executive officer, and is based on the nature of the Company's operations and products offered to customers.

        The Company's reportable segments, VED and satcom equipment, are differentiated based on their underlying profitability and economic performance. The VED segment is made up of four divisions, that have been aggregated based on the similarity of their economic characteristics as measured by EBITDA, and the similarity of their products and services, production processes, types of customers and distribution methods, and nature of regulatory environments. The satcom equipment segment consists of one division. The Company's analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance.

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

        Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by SFAS No. 131, Other includes the activities of the Company's recently acquired Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (UAV) and shipboard systems.

        Sales and marketing, and certain finance and administration expenses, are allocated to the divisions and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Sales from external customers
VED	$280,010	$275,254	$262,291
Satcom equipment	67,965	64,463	58,441
Other	3,115	—	—

	$351,090	$339,717	$320,732

Intersegment product transfers
VED	$22,898	$23,220	$25,106
Satcom equipment	23	34	74

	$22,921	$23,254	$25,180

Capital expenditures
VED	$7,649	$5,407	$7,362
Satcom equipment	341	559	456
Other	179	4,947	9,313

	$8,169	$10,913	$17,131

EBITDA
VED	$75,230	$70,366	$69,675
Satcom equipment	6,056	4,967	6,421
Other	(16,998)	(16,237)	(18,799)

	$64,288	$59,096	$57,297

	September 28, 2007	September 29, 2006	September 30, 2005
Total assets
VED	$335,926	$328,211	$344,552
Satcom equipment	49,266	43,604	38,365
Other	91,030	69,944	71,627

	$476,222	$441,759	$454,544

        EBITDA represents earnings before provision for income taxes, net interest expense and depreciation and amortization. For the reasons listed below, the Company believes that GAAP-based financial information for leveraged businesses such as the Company's business should be supplemented by EBITDA so that investors better understand the Company's financial performance in connection with their analysis of the Company's business:

  •
  EBITDA is a component of the measures used by the Company's board of directors and management team to evaluate the Company's operating performance;

  •
  the Senior Credit Facilities contain a covenant that requires the Company to maintain a senior secured leverage ratio that contains EBITDA as a component, and the Company's management team uses EBITDA to monitor compliance with this covenant;

  •
  EBITDA is a component of the measures used by the Company's management team to make day-to-day operating decisions;

  •
  EBITDA facilitates comparisons between the Company's operating results and those of competitors with different capital structures and therefore is a component of the measures used by the Company's management to facilitate internal comparisons to competitors' results and the Company's industry in general; and

  •
  the payment of management bonuses is contingent upon, among other things, the satisfaction by the Company of certain targets that contain EBITDA as a component.

        Other companies may define EBITDA differently and, as a result, the Company's measure of EBITDA may not be directly comparable to EBITDA of other companies. Although the Company uses EBITDA as a financial measure to assess the performance of its business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company's business. When analyzing the Company's performance, EBITDA should be considered in addition to, and not as a substitute for, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

        The following table reconciles net income to EBITDA:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Net income	$22,503	$17,219	$13,672
Depreciation and amortization	9,098	9,013	14,177
Interest expense, net	20,939	23,806	20,310
Income tax expense	11,748	9,058	9,138

EBITDA	$64,288	$59,096	$57,297

        Net property, plant and equipment by geographic area were as follows:

	September 28, 2007	September 29, 2006	September 30, 2005
United States	$51,704	$53,306	$75,589
Canada	14,308	10,475	7,924
Other	36	70	111

Total	$66,048	$63,851	$83,624

        With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

        Goodwill by geographic area was as follows:

	September 28, 2007	September 29, 2006
Geographic areas:
United States	$113,310	$99,226
Canada	48,263	48,263

	$161,573	$147,489

        Geographic sales for external customers by location were as follows for external customers:

	Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
United States	$208,682	$214,650	$214,460
All foreign countries	142,408	125,067	106,272

Total sales	$351,090	$339,717	$320,732

        There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

        The United States Government is the only customer that accounted for 10% or more of the Company's consolidated sales in fiscal years 2007, 2006 and 2005. Direct sales to the United States Government were $56.8 million, $59.7 million and $58.0 million for fiscal years 2007, 2006 and 2005, respectively. Accounts receivable from this customer represented 15% and 14% of consolidated accounts receivable at September 28, 2007 and September 29, 2006, respectively.

13. Quarterly Financial Data (Unaudited)

        In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 28, 2007
Sales	$83,723	$88,444	$87,318	$91,605
Gross profit	26,581	27,705	28,651	30,364
Net income	5,835	5,760	8,131	2,777
Basic earnings per share	$0.36	$0.35	$0.50	$0.17
Diluted earnings per share	$0.33	$0.32	$0.46	$0.16
Year ended September 29, 2006
Sales	$82,379	$86,929	$87,761	$82,648
Gross profit	25,208	25,744	26,894	25,808
Net income	2,215	4,345	4,468	6,191
Basic earnings per share	$0.17	$0.33	$0.30	$0.39
Diluted earnings per share	$0.15	$0.29	$0.27	$0.35

        Net income for the fourth quarter of fiscal year 2007 includes approximately $3.9 million, net of related income tax expense, for loss on debt extinguishment and immaterial correction of errors for: (1) approximately $0.9 million for deferred income tax expense to correct an error that arose in the fourth quarter of fiscal year 2006 and (2) a favorable impact to cost of sales of approximately $1.1 million ($0.8 million, net of related income tax expense), as a result of the correction of an error in the accounting for inventory that was improperly expensed in prior periods.

        Net income for the third quarter of fiscal year 2007 includes a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.

        Net income for the first quarter of fiscal year 2006 includes approximately $2.0 million, net of related income tax expense, in special bonuses to the employees and directors (other than directors who are employees or affiliates of Cypress) to reward them for the increase in company value.

14. Supplemental Guarantors Condensed Consolidating Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2007

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$1,378	$16,518	$958	$1,620	$—	$20,474
Restricted cash	—	—	1,945	310	—	2,255
Accounts receivable, net	—	25,857	10,816	15,916	—	52,589
Inventories	—	43,949	7,092	17,084	(678)	67,447
Deferred tax assets	—	9,272	3	469	—	9,744
Intercompany receivable	—	23,323	2,076	2,725	(28,124)	—
Prepaid and other current assets	—	3,250	545	844	—	4,639

Total current assets	1,378	122,169	23,435	38,968	(28,802)	157,148
Property, plant and equipment, net	—	48,327	3,382	14,339	—	66,048
Deferred debt issue costs, net	795	5,738	—	—	—	6,533
Intangible assets, net	—	67,008	6,465	8,270	—	81,743
Goodwill	—	107,462	5,848	48,263	—	161,573
Other long-term assets	—	3,077	—	100	—	3,177
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	175,889	65,491	—	—	(241,380)	—

Total assets	$178,062	$420,307	$39,130	$109,940	$(271,217)	$476,222

Liabilities and stockholders' equity
Current portion of long-term debt	$—	$1,000	$—	$—	$—	$1,000
Accounts payable	224	10,421	2,430	8,719	—	21,794
Accrued expenses	404	16,695	3,991	5,259	—	26,349
Product warranty	—	3,141	481	1,956	—	5,578
Income taxes payable	—	1,888	562	6,298	—	8,748
Advance payments from customers	—	5,926	4,933	1,273	—	12,132
Intercompany payable	28,124	—	—	—	(28,124)	—

Total current liabilities	28,752	39,071	12,397	23,505	(28,124)	75,601
Deferred income taxes	31	22,833	—	5,530	—	28,394
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	21,817	223,750	—	—	—	245,567
Other long-term liabilities	—	547	—	207	—	754

Total liabilities	50,600	286,201	12,397	30,277	(29,159)	350,316

Common stock	164	—	—	—	—	164
Parent investment	—	60,705	19,167	57,746	(137,618)	—
Additional paid-in capital	68,763	—	—	—	—	68,763
Accumulated other comprehensive income	1,110	1,059	—	155	(1,387)	937
Retained earnings	57,425	72,342	7,566	21,762	(103,053)	56,042

Net stockholders' equity	127,462	134,106	26,733	79,663	(242,058)	125,906

Total liabilities and stockholders' equity	$178,062	$420,307	$39,130	$109,940	$(271,217)	$476,222

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2006

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$139	$28,299	$290	$1,425	$—	$30,153
Restricted cash	—	—	941	805	—	1,746
Accounts receivable, net	—	22,642	7,132	13,854	—	43,628
Inventories	—	34,659	2,215	18,540	(1,383)	54,031
Deferred tax assets	—	10,703	3	814	—	11,520
Intercompany receivable	—	27,988	2,748	—	(30,736)	—
Prepaid and other current assets	887	1,238	165	790	—	3,080

Total current assets	1,026	125,529	13,494	36,228	(32,119)	144,158
Property, plant and equipment, net	—	50,344	2,982	10,525	—	63,851
Deferred debt issue costs, net	3,123	6,521	—	—	—	9,644
Intangible assets, net	—	59,901	6,715	8,873	—	75,489
Goodwill	—	93,378	5,848	48,263	—	147,489
Other long-term assets	731	397	—	—	—	1,128
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	204,778	55,247	—	—	(260,025)	—

Total assets	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

Liabilities and stockholders' equity
Current portion of long-term debt	$—	$1,714	$—	$—	$—	$1,714
Accounts payable	199	9,667	490	8,745	—	19,101
Accrued expenses	1,298	16,130	921	4,920	—	23,269
Product warranty	—	3,506	204	2,248	—	5,958
Income taxes payable	—	4,778	204	5,711	—	10,693
Advance payments from customers	—	3,451	909	1,950	—	6,310
Intercompany payable	27,744	—	—	2,992	(30,736)	—

Total current liabilities	29,241	39,246	2,728	26,566	(30,736)	67,045
Deferred income taxes	447	23,578	—	5,908	—	29,933
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	79,281	165,786	—	—	—	245,067
Other long-term liabilities	—	41	—	—	—	41

Total liabilities	108,969	228,651	2,728	33,509	(31,771)	342,086

Common stock	160	—	—	—	—	160
Parent investment	—	120,705	22,228	57,536	(200,469)	—
Additional paid-in capital	65,295	—	—	—	—	65,295
Accumulated other comprehensive income	679	8	—	(23)	15	679
Retained earnings	34,555	42,988	4,083	12,867	(60,954)	33,539

Net stockholders' equity	100,689	163,701	26,311	70,380	(261,408)	99,673

Total liabilities and stockholders' equity	$209,658	$392,352	$29,039	$103,889	$(293,179)	$441,759

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2007

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$221,150	$64,375	$140,808	$(75,243)	$351,090
Cost of sales	—	151,825	53,419	108,493	(75,948)	237,789

Gross profit	—	69,325	10,956	32,315	705	113,301

Operating costs and expenses:
Research and development	—	2,729	95	5,734	—	8,558
Selling and marketing	—	7,958	3,398	7,902	—	19,258
General and administrative	—	14,801	1,644	5,074	—	21,519
Amortization of acquisition-related intangible assets	—	1,462	250	604	—	2,316
Net loss on disposition of fixed assets	—	70	—	59	—	129

Total operating costs and expenses	—	27,020	5,387	19,373	—	51,780

Operating income	—	42,305	5,569	12,942	705	61,521
Interest expense (income), net	7,301	13,833	(57)	(138)	—	20,939
Loss on debt extinguishment	4,279	2,052	—	—	—	6,331

(Loss) income before income tax expense and equity in income of subsidiaries	(11,580)	26,420	5,626	13,080	705	34,251
Income tax (benefit) expense	(4,390)	11,630	323	4,185	—	11,748
Equity in income of subsidiaries	29,693	14,198	—	—	(43,891)	—

Net income	$22,503	$28,988	$5,303	$8,895	$(43,186)	$22,503

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 29, 2006

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$223,154	$57,214	$130,439	$(71,090)	$339,717
Cost of sales	—	160,646	46,993	99,147	(70,723)	236,063

Gross profit	—	62,508	10,221	31,292	(367)	103,654

Operating costs and expenses:
Research and development	—	3,561	—	4,989	—	8,550
Selling and marketing	—	8,388	3,678	7,761	—	19,827
General and administrative	—	13,508	1,289	7,621	—	22,418
Amortization of acquisition-related intangible assets	—	1,336	250	604	—	2,190
Net loss on disposition of fixed assets	—	509	2	75	—	586

Total operating costs and expenses	—	27,302	5,219	21,050	—	53,571

Operating income	—	35,206	5,002	10,242	(367)	50,083
Interest expense (income), net	8,150	15,640	(14)	30	—	23,806

(Loss) income before income tax expense and equity in income of subsidiaries	(8,150)	19,566	5,016	10,212	(367)	26,277
Income tax (benefit) expense	(3,260)	5,225	1,454	5,639	—	9,058
Equity in income of subsidiaries	22,109	7,768	—	—	(29,877)	—

Net income	$17,219	$22,109	$3,562	$4,573	$(30,244)	$17,219

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2005

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$223,642	$45,782	$113,861	$(62,553)	$320,732
Cost of sales, including $351 of amortization of acquisition-related inventory write-up	—	157,324	37,497	82,747	(61,537)	216,031

Gross profit	—	66,318	8,285	31,114	(1,016)	104,701

Operating costs and expenses:
Research and development	—	2,532	—	4,686	—	7,218
Selling and marketing	—	7,486	3,632	7,429	—	18,547
General and administrative	—	21,034	1,883	4,966	—	27,883
Amortization of acquisition-related intangible assets	—	6,085	245	1,157	—	7,487
Net loss of disposition of fixed assets	—	417	19	10	—	446

Total operating costs and expenses	—	37,554	5,779	18,248	—	61,581

Operating income	—	28,764	2,506	12,866	(1,016)	43,120
Interest expense (income), net	4,600	14,687	(35)	1,058	—	20,310

(Loss) income before income tax expense and equity in income of subsidiaries	(4,600)	14,077	2,541	11,808	(1,016)	22,810

Income tax (benefit) expense	(1,057)	5,397	1,029	3,769	—	9,138
Equity in income of subsidiaries	17,215	9,551	—	—	(26,766)	—

Net income	$13,672	$18,231	$1,512	$8,039	$(27,782)	$13,672

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2007

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(8,497)	$24,520	$710	$4,926	$—	$21,659

Cash flows from investing activities
Capital expenditures	—	(3,396)	(42)	(4,731)	—	(8,169)
Acquisitions, net of cash acquired	—	(22,174)	—	—	—	(22,174)

Net cash used in investing activities	—	(25,570)	(42)	(4,731)	—	(30,343)

Cash flows from financing activities
Proceeds from issuance of debt	—	100,000	—	—	—	100,000
Proceeds from stock purchase plan and exercises of stock options	1,436	—	—	—	—	1,436
Repayments of debt	(58,000)	(42,750)	—	—	—	(100,750)
Debt issuance costs	—	(2,462)	—	—	—	(2,462)
Intercompany dividends	66,300	(66,300)	—	—	—	—
Excess tax benefit on stock option exercises	—	781	—	—	—	781

Net cash provided by (used in) financing activities	9,736	(10,731)	—	—	—	(995)

Net increase (decrease) in cash and cash equivalents	1,239	(11,781)	668	195	—	(9,679)
Cash and cash equivalents at beginning of year	139	28,299	290	1,425	—	30,153

Cash and cash equivalents at end of year	$1,378	$16,518	$958	$1,620	$—	$20,474

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2006

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(7,714)	$14,612	$94	$3,905	$—	$10,897

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	—	11,334	—	—	—	11,334
Expenses relating to sale of San Carlos property	—	(577)				(577)
Capital expenditures	—	(7,679)	(127)	(3,107)	—	(10,913)
Investment in subsidiary	(47,500)	47,500	—	—	—	—

Net cash (used in) provided by investing activities	(47,500)	50,578	(127)	(3,107)	—	(156)

Cash flows from financing activities
Proceeds from issuance of debt	—	10,000	—	—	—	10,000
Proceeds from issuance of common stock	52,940	—	—	—	—	52,940
Proceeds from exercise of stock options	55	—	—	—	—	55
Repayments of debt	—	(47,500)	—	—	—	(47,500)
Common stock issuance costs	(5,641)	—	—	—	—	(5,641)
Stockholder distribution payments	(17,000)	—	—	—	—	(17,000)
Intercompany dividends	24,919	(24,919)	—	—	—	—
Excess tax benefit on stock option exercises	47	—	—	—	—	47

Net cash provided by (used in) financing activities	55,320	(62,419)	—	—	—	(7,099)

Net increase (decrease) in cash and cash equivalents	106	2,771	(33)	798	—	3,642
Cash and cash equivalents at beginning of year	33	25,528	323	627	—	26,511

Cash and cash equivalents at end of year	$139	$28,299	$290	$1,425	$—	$30,153

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2005

	Parent (CPI Int'l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(4,023)	$35,928	$435	$(991)	$—	$31,349

Cash flows from investing activities
Expenses relating to sale of San Carlos property	—	(224)	—	—	—	(224)
Capital expenditures	—	(16,312)	(205)	(614)	—	(17,131)
Purchase of Econco's net assets, net of cash acquired	—	(18,325)	—	—	—	(18,325)

Net cash used in investing activities	—	(34,861)	(205)	(614)	—	(35,680)

Cash flows from financing activities
Proceeds from issuance of debt	79,200	—	—	—	—	79,200
Repayment of debt	—	(9,550)	—	—	—	(9,550)
Debt issuance costs	(3,455)	—	—	—	—	(3,455)
Repayment on capital leases	—	—	(20)	—	—	(20)
Stockholder distribution payments	(75,809)	—	—	—	—	(75,809)
Intercompany dividends	4,120	(4,120)	—	—	—	—

Net cash provided by (used in) financing activities	4,056	(13,670)	(20)	—	—	(9,634)

Net increase (decrease) in cash and cash equivalents	33	(12,603)	210	(1,605)	—	(13,965)
Cash and cash equivalents at beginning of year	—	38,131	113	2,232	—	40,476

Cash and cash equivalents at end of year	$33	$25,528	$323	$627	$—	$26,511

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI International, Inc.
	By:	/s/ O. JOE CALDARELLI O. Joe Caldarelli Chief Executive Officer
Date: December 12, 2007
	By:	/s/ JOEL A. LITTMAN Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: December 12, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2007
/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 12, 2007
MICHAEL TARGOFF* Michael Targoff	Chairman of the Board of Directors	December 12, 2007
MICHAEL F. FINLEY* Michael F. Finley	Director	December 12, 2007
JEFFREY P. HUGHES* Jeffrey P. Hughes	Director	December 12, 2007
STEPHEN R. LARSON* Stephen R. Larson	Director	December 12, 2007
WILLIAM P. RUTLEDGE* William P. Rutledge	Director	December 12, 2007
*By:	/s/ JOEL A. LITTMAN Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of November 17, 2003, by and among the Registrant, CPI Merger Sub Corp., Communications & Power Industries Holding Corporation ("Holding") and Green Equity Investors II, L.P., as Securityholders' Representative (Exhibit 2.4)(6)
2.2
Stock Sale Agreement ("Stock Sale Agreement"), dated as of June 9, 1995, by and between Communications & Power Industries, Inc. ("CPI") (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. ("Varian Associates") (Exhibit 2.1)(1)
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

10.1
Credit Agreement ("Credit Agreement"), dated as of January 23, 2004, amended and restated as of November 29, 2004, by and among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (Exhibit 10.1)(10)
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
10.10	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)
10.11	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.12	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)
10.13	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(12)
10.14	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16) (12)
10.15	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.16	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.17	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)

10.18	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(7)
10.19	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(12)
10.20	Conformed copy of 2004 Stock Incentive Plan reflecting amendments adopted on September 24, 2004 and December 7, 2006 (Exhibit 10.20)(18)
10.21	Form of Option Agreement (Employees) under the 2004 Stock Incentive Plan (Exhibit 10.2)(8)
10.23	Form of Option Agreement (Directors) under the 2004 Stock Incentive Plan (Exhibit 10.3)(8)
10.23	Conformed copy of 2006 Equity and Performance Incentive Plan reflecting amendment adopted on December 7, 2006 (Exhibit 10.23)(18)
10.24	Form of Stock Option Agreement (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.25)(15)
10.25	Form of Stock Option Agreement (Senior Executives) (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.26)(15)
10.26	Form of Stock Option Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.27)(15)
10.27	Form of Restricted Stock Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.28)(15)
10.28	Conformed copy of 2006 Employee Stock Purchase Plan reflecting amendments adopted on July 1, 2006 and December 7, 2006 (Exhibit 10.28)(18)
10.29	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(6)
10.30	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli (Exhibit 10.1)(16)
10.31	Employment Agreement, dated as of April 27, 2006, by and between CPI and Robert A. Fickett (Exhibit 10.2)(16)
10.32	Employment Agreement, dated as of April 27, 2006, by and between CPI and Joel A. Littman (Exhibit 10.3)(16)
10.33	Amended and Restated Employment and Release Agreement, dated June 1, 2006 and effective June 8, 2006, by and between Mike Cheng and CPI, dated June 1, 2006 (Exhibit 10.1)(17)
10.34	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman (Exhibit 10.41)(6)
10.35	Form of Indemnification Agreement (Exhibit 10.36)(15)
10.36	Form of Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(19)
10.37	Form of Stock Option Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(19)
10.38	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley (Exhibit 10.1)(20)

10.38
Amended and Restated Credit Agreement, dated as of August 1, 2007, among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC and Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., The Royal Bank of Scotland PLC, and RBS Securities Corp (Exhibit 10.1)(21)
10.39	Form of Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(22)
10.40	Form of Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(22)
10.41	Form of Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.3)(22)
10.42	Form of Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.4)(22)
12	Statement re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
24	Powers of Attorney of the Board of Directors and Officers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Communications & Power Industries Inc.'s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995

(2)
Incorporated by reference to Communications & Power Industries Inc.'s Annual Report on Form 10-K for the fiscal year ended September 29, 2000 (File No. 033-96858)

(3)
Incorporated by reference to Communications & Power Industries Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858)

(4)
Incorporated by reference to Communications & Power Industries Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002

(5)
Incorporated by reference to Communications & Power Industries Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003

(6)
Incorporated by reference to Communications & Power Industries Inc.'s Annual Report on Form 10-K for the fiscal year ended October 3, 2003

(7)
Incorporated by reference to Communications & Power Industries Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 2, 2004

(8)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004

(9)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004

(10)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2004

(11)
Incorporated by reference to the Registrant's Form 8-K filed on February 23, 2005

(12)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005

(13)
Incorporated by reference to the Registrant's Form 8-K filed on April 19, 2005

(14)
Incorporated by reference to the Registrant's Form 8-K filed on December 16, 2005

(15)
Incorporated by reference to the Registrant's Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662))

(16)
Incorporated by reference to the Registrant's Form 10-Q filed on May 15, 2006

(17)
Incorporated by reference to the Registrant's Form 8-K filed on June 9, 2006

(18)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2006

(19)
Incorporated by reference to the Registrant's Form 8-K filed on December 13, 2006

(20)
Incorporated by reference to the Registrant's Form 10-Q filed on February 12, 2007

(21)
Incorporated by reference to the Registrant's Form 8-K filed on August 6, 2007

(22)
Incorporated by reference to the Registrant's Form 8 filed on December 11, 2007

QuickLinks

CPI INTERNATIONAL, INC. TABLE OF CONTENTS
Cautionary Statements Regarding Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
FIVE-YEAR SELECTED FINANCIAL DATA (in thousands, except share and per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A: Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
CPI INTERNATIONAL, INC. and subsidiaries CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
CPI INTERNATIONAL, INC. and subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CPI INTERNATIONAL, INC. and subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands)
CPI INTERNATIONAL, INC. and subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CPI INTERNATIONAL, INC. and subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All tabular dollar amounts in thousands except share and per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET As of September 28, 2007
CONDENSED CONSOLIDATING BALANCE SHEET As of September 29, 2006
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 28, 2007
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 29, 2006
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2005
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 28, 2007
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 29, 2006
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2005
SIGNATURES
EXHIBIT INDEX