Form 10-Q
period 2007-12-28
CPI INTERNATIONAL, INC.
filed 2008-02-06
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

 or

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:     000-51928

CPI INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3142681
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

811 Hansen Way Palo Alto, California  94303-1110

(Address of Principal Executive Offices and Zip Code)

(650) 846-2900

(Telephone Number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,454,498 shares of Common Stock, $0.01 par value, at January 29, 2008.

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

CPI INTERNATIONAL, INC.

and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data – unaudited)

	December 28,	September 28,
	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$27,410	$20,474
Restricted cash	2,455	2,255
Accounts receivable, net	45,946	52,589
Inventories	69,183	67,447
Deferred tax assets	9,803	9,744
Prepaid and other current assets	3,961	4,639
Total current assets	158,758	157,148
Property, plant, and equipment, net	65,894	66,048
Deferred debt issue costs, net	6,230	6,533
Intangible assets, net	81,045	81,743
Goodwill	161,548	161,573
Other long-term assets	3,172	3,177
Total assets	$476,647	$476,222

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$250	$1,000
Accounts payable	22,106	21,794
Accrued expenses	29,007	26,349
Product warranty	5,376	5,578
Income taxes payable	7,952	8,748
Advance payments from customers	9,798	12,132
Total current liabilities	74,489	75,601
Deferred income taxes	27,395	28,394
Long-term debt, less current portion	245,321	245,567
Other long-term liabilities	1,578	754
Total liabilities	348,783	350,316
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,441 and 16,370 shares issued and outstanding)	164	164
Additional paid-in capital	69,412	68,763
Accumulated other comprehensive (loss) income	(264)	937
Retained earnings	58,552	56,042
Total stockholders’ equity	127,864	125,906
Total liabilities and stockholders’ equity	$476,647	$476,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.

and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data – unaudited)

	December 28,	December 29,
	2007	2006
Sales	$85,910	$83,723
Cost of sales	61,774	57,142
Gross profit	24,136	26,581
Operating costs and expenses:
Research and development	2,724	1,891
Selling and marketing	5,172	4,829
General and administrative	6,153	4,404
Amortization of acquisition-related intangible assets	781	548
Net loss on disposition of fixed assets	34	18
Total operating costs and expenses	14,864	11,690
Operating income	9,272	14,891
Interest expense, net	4,812	5,339
Income before income taxes	4,460	9,552
Income tax expense	1,950	3,717
Net income	$2,510	$5,835

Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(1,201)	(389)
Comprehensive income	$1,309	$5,446

Earnings per share - Basic	$0.15	$0.36
Earnings per share - Diluted	$0.14	$0.33

Shares used to compute earnings per share - Basic	16,371	16,063
Shares used to compute earnings per share - Diluted	17,832	17,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands – unaudited)

	Quarter Ended
	December 28,	December 29,
	2007	2006

Cash flows from operating activities
Net cash provided by operating activities	$9,560	$10,042

Cash flows from investing activities
Capital expenditures	(1,687)	(2,871)
Payment of patent application fees	(147)	—
Net cash used in investing activities	(1,834)	(2,871)

Cash flows from financing activities
Repayments of debt	(1,000)	(5,000)
Proceeds from issuance of common stock to employees	210	197
Proceeds from exercise of stock options	—	66
Excess tax benefit on stock option exercises	—	42
Net cash used in financing activities	(790)	(4,695)

Net increase in cash and cash equivalents	6,936	2,476
Cash and cash equivalents at beginning of period	20,474	30,153
Cash and cash equivalents at end of period	$27,410	$32,629

Supplemental cash flow disclosures
Cash paid for interest	$155	$961
Cash paid for income taxes, net of refunds	$2,533	$5,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands except share and per share amounts)

1.                                      The Company and a Summary of its Significant Accounting Policies

The Company

Unless the context otherwise requires, “CPI International” means CPI International, Inc., and “CPI” means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International.  CPI International is a holding company with no operations of its own.  The term the “Company” refers to CPI International and its direct and indirect subsidiaries on a consolidated basis.

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2008 comprises the 53-week period ending October 3, 2008 and fiscal year 2007 comprised the 52-week period ending September 28, 2007. The first quarters of fiscal years 2008 and 2007 both include 13 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of December 28, 2007 and for the first quarter of fiscal year 2008 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.  The condensed consolidated balance sheet as of September 28, 2007 has been derived from the audited financial statements at that date. The results of operations for the interim period ended December 28, 2007 are not necessarily indicative of results to be expected for the full year.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2.                                      Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective in the first quarter of fiscal year 2008 starting September 29, 2007, the Company adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on the Company’s financial position, net earnings or prior year financial statements. See Note 9, “Income Taxes,” for further discussion.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS No. 160 in its fiscal year 2010 commencing October 3, 2009 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS No. 141(R) in its fiscal year 2010 commencing October 3, 2009 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

3.             Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	December 28,	September 28,
	2007	2007
Accounts receivable	$46,197	$52,678
Less: Allowance for doubtful accounts	(251)	(89)
Accounts receivable, net	$45,946	$52,589

Inventories:    The following table provides details of inventories, net of reserves:

	December 28,	September 28,
	2007	2007
Raw material and parts	$37,964	$40,725
Work in process	19,934	18,168
Finished goods	11,285	8,554
	$69,183	$67,447

Reserve for excess, slow moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory during the first quarter of fiscal years 2008 and 2007:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Balance at beginning of period	$9,784	$8,822
Inventory provision, charged to cost of sales	200	307
Inventory write-offs	(33)	(60)
Balance at end of period	$9,951	$9,069

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the first quarter of fiscal years 2008 and 2007:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Balance at beginning of period	$2,700	$1,702
Provision for loss contracts, charged to cost of sales	746	149
Reduction upon revenue recognition	(1,012)	(282)
Balance at end of period	$2,434	$1,569

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	December 28,	December 29,
	2007	2006
Inventories	$1,342	$1,207
Accrued expenses	1,092	362
	$2,434	$1,569

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average Useful Life (in years)	December28, 2007			September 28, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(2,426)	$28,274	$30,700	$(2,273)	$28,427
VED Application Technology	25	19,800	(3,119)	16,681	19,800	(2,921)	16,879
X-ray Generator and Satcom
Application Technology	15	8,000	(2,107)	5,893	8,000	(1,974)	6,026
Antenna and Telemetry
Technology	25	5,300	(82)	5,218	5,300	(29)	5,271
Customer backlog	1	580	(223)	357	580	(78)	502
Land lease	46	11,810	(991)	10,819	11,810	(928)	10,882
Tradename	Indefinite	7,600	—	7,600	7,600	—	7,600
Customer list and programs	25	6,280	(751)	5,529	6,280	(684)	5,596
Noncompete agreement	5	640	(112)	528	640	(80)	560
Patent application fees	—	146	—	146	—	—	—
		$90,856	$(9,811)	$81,045	$90,710	$(8,967)	$81,743

Intangible assets, net as of December 28, 2007 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Upon obtaining these patents, they will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

The amortization of intangible assets amounted to $0.8 million and $0.5 million for the first quarter of fiscal years 2008 and 2007, respectively.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Fiscal Year	Amount
2008 (remaining nine months)	$2,462
2009	2,808
2010	2,786
2011	2,786
2012	2,771
Thereafter	59,832
$73,445

Goodwill:    The following table sets forth the changes in goodwill by reportable segment during the first quarter of fiscal year 2008:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at September 28, 2007	$132,897	$13,830	$14,846	$161,573
Other	—	—	(25)	(25)
Balance at December 29, 2007	$132,897	$13,830	$14,821	$161,548

                Other represents tax benefit from amortization expense for the second component of tax goodwill.

Product Warranty:    The following table summarizes the activity related to product warranty during fiscal years 2007 and 2006:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Beginning accrued warranty	$5,578	$5,958
Estimates for product warranty, charged to cost of sales	872	1,211
Actual costs of warranty claims	(1,074)	(1,327)
Ending accrued warranty	$5,376	$5,842

4.             Acquisition

Malibu Research Associates

On August 10, 2007, the Company completed its acquisition of all outstanding common stock of the privately held Malibu Research Associates, Inc. (“Malibu”). Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAV”) and shipboard systems. Under the terms of the purchase agreement, the Company paid cash of approximately $22.4 million, which included $2.3 million and $1.0 million placed into indemnity and working capital escrow accounts, respectively. The indemnity escrow amount was provided to ensure funds are available to satisfy potential indemnification claims asserted prior to January 1, 2009, and the working capital escrow amount was provided to satisfy any negative differences between the target working capital amount and the actual working capital amount at the acquisition closing date. The Company expects that the working capital calculations will be finalized during fiscal year 2008.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Additionally, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of December 28, 2007, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense.

Under the purchase method of accounting, the assets and liabilities of Malibu were adjusted to their fair values and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of cash flow and recoverability. The valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This purchase price allocation was generally based on the fair value of these assets determined using the income approach.

The following table summarizes the allocation of the fair value of the Malibu’s assets acquired and liabilities assumed:

Net current liabilities	$(3,938)
Property, plant and equipment	719
Deferred tax liabilities	(703)
Identifiable intangible assets	8,790
Goodwill	14,856
$19,724

For financial reporting purposes, consideration of approximately $2.6 million, which is included in the initial cash consideration paid for Malibu, is excluded from the purchase price allocation above and is reported as other long-term assets in the consolidated balance sheet at December 28, 2007 and September 28, 2007.  This consideration amount represents the difference between the Company’s initial calculation of the target working capital amount and actual working capital amount as of the acquisition closing date. In accordance with SFAS No. 141, any contingent consideration that has not been determined beyond a reasonable doubt is excluded from the purchase price allocation until the contingency is resolved. The Company intends to make a claim against the working capital escrow account of $1.0 million and, if necessary, the indemnity escrow account of $2.3 million to recover the working capital shortfall once the amount of such shortfall has been finally determined.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life (in years)	Amount
Non compete agreements	5	$530
Tradename	Indefinite	1,800
Antenna and Telemetry technology	25	5,300
Backlog	1	580
Customer relationships	15	580
		$8,790

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangibles will not be amortized but will be tested for impairment at least annually.

The Company’s consolidated financial statements include Malibu’s financial results from the acquisition date.

Pro Forma Results

Pro forma information giving effect to the Malibu acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

5.             Long-Term Debt

Long-term debt comprises the following:

	December 28,	September 28,
	2007	2007
Term loan, expiring 2014	$98,750	$99,750
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net
of issue discount of $179 and $183	21,821	21,817
	245,571	246,567
Less: Current portion	250	1,000
Long-term portion	$245,321	$245,567
Standby letters of credit	$4,029	$3,725

Senior Credit Facilities:  On August 1, 2007, CPI amended and restated its then existing senior credit facilities. The amended and restated senior credit facilities (the “Senior Credit Facilities”) provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility (“Term Loan”) and a $60 million revolving credit facility (“Revolver”), with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, CPI may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate.  The Senior Credit Facilities are guaranteed by CPI International and all of CPI’s domestic subsidiaries and are secured by substantially all of the assets of CPI International, CPI and CPI’s domestic subsidiaries.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Senior Credit Facilities replaced CPI’s previous senior credit facilities of $130 million. On the closing date of the Senior Credit Facilities, CPI borrowed $100 million under the Term Loan. Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at CPI’s option, LIBOR or the ABR plus the applicable margin. The ABR is the greater of the (a) the prime rate and (b) the federal funds rate plus 0.50%. For Term Loans, the applicable margin will be 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The applicable margins under the Revolver vary depending on CPI’s leverage ratio, as defined in the Senior Credit Facilities, and range from 1.25% to 2.00% for LIBOR borrowings and from 0.25% to 1.00% for ABR borrowings.

In addition to customary fronting and administrative fees under the Senior Credit Facilities, CPI will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the Revolver.  The commitment fee will vary depending on CPI’s leverage ratio, as defined in the Senior Credit Facilities, and will range from 0.25% to 0.50%.

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

If CPI’s leverage ratio, as defined in the Senior Credit Facilities, exceeds 3.5:1 at the end of any fiscal year, CPI will also be required to make an annual prepayment within 90 days after the end of such fiscal year equal to 50% of excess cash flow, as defined in the Senior Credit Facilities, less optional prepayments made during the fiscal year.  CPI can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans.

The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, CPI or any of CPI’s subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. CPI and its subsidiaries must comply with a maximum capital expenditure limitation and a maximum total secured leverage ratio, each calculated on a consolidated basis for CPI.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

CPI made repayments on the Term Loan of $1.0 million during the first quarter of fiscal year 2008 and $250,000 during the fourth quarter of fiscal year 2007, leaving a principal balance of $98.75 million as of December 28, 2007. The $1.0 million Term Loan repayment during the first quarter of fiscal year 2008 comprised the scheduled amortization payment of $250,000 and an optional payment of $750,000. The optional payment will be applied against the scheduled amortization payments due for the second, third and fourth quarters of fiscal year 2008.

At December 28, 2007, the amount available for borrowing under the Revolver, after taking into account the Company’s outstanding letters of credit of $4.0 million, was approximately $56.0 million.

8% Senior Subordinated Notes due 2012 of CPI:  As of December 28, 2007, CPI had $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). The 8% Notes have no sinking fund requirements.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Floating Rate Senior Notes due 2015 of CPI International: As of December 28, 2007, CPI International had $22 million in aggregate principal amount of its Floating Rate Senior Notes due 2015 (the “FR Notes”). The FR Notes were issued at a 1% discount. The FR Notes have no sinking fund requirements.

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

Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the FR Notes. The Senior Credit Facilities and the indenture governing the 8% Notes restrict CPI’s ability to make distributions to CPI International. The Senior Credit Facilities prohibit CPI from making distributions to CPI International unless there is no default under the Senior Credit Facilities and CPI satisfies a senior secured leverage ratio of 3.75:1, and in the case of distributions to pay amounts other than interest on the FR Notes, the amount of the distribution and all prior such distributions do not exceed a specified amount. The indenture governing the 8% Notes prohibits CPI from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% Notes) does not exceed a specified amount.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Debt Maturities:    As of December 28, 2007, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2008 (remaining nine months)	$—	$—	$—	$—
2009	1,000	—	—	1,000
2010	1,000	—	—	1,000
2011	96,750	—	—	96,750
2012	—	125,000	—	125,000
Thereafter	—	—	22,000	22,000
	$98,750	$125,000	$22,000	$245,750

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the Term Loan under the Senior Credit Facilities, which is assumed to mature on the earlier date of August 1, 2011 as described above under “Senior Credit Facilities,” and (2) a debt level based on mandatory repayments according to the contractual amortization schedule. The above table also excludes any optional prepayments.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

As of December 28, 2007, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout the remainder of fiscal year 2008.

                Interest rate swap agreements:  See Note 6 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan.

6.             Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of December 28, 2007, the Company had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $19.1 million; the last forward contract expires on June 23, 2008. At December 28, 2007 and September 28, 2007, the fair value of foreign currency forward contracts was a net asset of $0.7 million and $1.3 million, respectively, and the unrealized gain, net of related tax expense, was $0.8 million and $1.2 million, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next 12 months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative in the consolidated statements of operations. The time value was not material for the first quarter of fiscal years 2008 and 2007. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first quarter of fiscal years 2008 and 2007. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the condensed consolidated statements of operations. Net income for the first quarter of fiscal years 2008 and 2007 includes a recognized gain of $3,000 and a recognized loss of $0.1 million, respectively, from foreign currency forward contracts.

The Company also uses derivatives to hedge the interest rate exposure associated with its long term debt. Most recently, on September 21, 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts to match the expected pay down of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $90.0 million at December 28, 2007 and represented approximately 91% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, “Accounting for

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Derivative Instruments and Hedging Activities,” as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At December 28, 2007, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $0.4 million (accrued expenses) and $1.1 million (other long-term liabilities), respectively. At September 28, 2007, the fair value of the short-term and long-term portions of the 2007 Swap was an asset of $0.1 million (other current assets) and a liability of $0.3 million (other long-term liabilities), respectively. At December 28, 2007 and September 28, 2007, the unrealized loss, net of tax, was $0.9 million and $0.1 million, respectively.

7.             Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at December 28, 2007 were as follows:

Fiscal Year	Operating Leases
2008 (remaining nine months)	$1,432
2009	1,290
2010	1,052
2011	437
2012	358
Thereafter	3,094
Total future minimum lease payments	$7,663

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.6 million and $0.5 million for the first quarter of fiscal years 2008 and 2007, respectively. Assets subject to capital leases at December 28, 2007 and September 28, 2007 were not material.

Guarantees: The Company has restricted cash of $2.5 million and $2.3 million as of December 28, 2007 and September 28, 2007, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Purchase commitments: As of December 28, 2007, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2008 (remaining nine months)	$38,333
2009	2,086
2010	25
Total purchase commitments	$40,444

Contingent Earnout Consideration: As discussed in Note 4, in addition to the $22.2 million of net cash consideration paid for the Malibu acquisition, there is a potential earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010.

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

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 28, 2007.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

8.                                      Stock-based Compensation Plans

As of December 28, 2007, the Company had an aggregate of 1.3 million shares of its common stock available for future grant and approximately 3.4 million options that were outstanding under its various equity plans. Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options: The following table summarizes stock option activity as of December 28, 2007, and changes during the first quarter of fiscal year 2008 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184
Granted	208,750	16.79
Exercised	—	—
Forfeited or cancelled	—	—
Balance at December 28, 2007	3,379,831	$6.30	6.55	$39,004	2,330,778	$3.34	5.83	$33,729

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $17.81 as of December 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 28, 2007, 2,328,778 exercisable options were in-the-money.

There were no options exercised during the first quarter of fiscal year 2008. During the first quarter of fiscal year 2007, cash received from option exercises was approximately $0.1 million, and the total intrinsic value of options exercised was $0.2 million. As of December 28, 2007, there was approximately $5.5 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

Stock Purchase Plan:  Employees purchased approximately 13,000 shares in the first quarter of fiscal year 2008 for $0.2 million under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of December 28, 2007, there were no unrecognized compensation costs related to rights to acquire stock under the Company’s stock purchase plan.

Restricted Stock and Restricted Stock Units: There were 94,966 and 11,466 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of December 28, 2007 and September 28, 2007, respectively. The restricted stock and restricted stock units vest over periods of one to four years and have a 10 year contractual life.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

A summary of the status of the Company’s nonvested restricted stock awards as of December 28, 2007, and changes during the quarter then ended is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at September 28, 2007	11,466	$17.44
Granted	83,500	16.79
Vested	—	—
Forfeited	—	—
Nonvested at December 28, 2007	94,966	$16.87

Aggregate intrinsic value of the nonvested restricted stock awards at December 28, 2007 was $1.7 million. As of December 28, 2007, there was $1.5 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average vesting period of 2.4 years.

The Company settles stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS No. 123(R)

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted stock awards and employee stock purchases related to the 2006 ESPP based on estimated fair values. The following table summarizes stock-based compensation expense for the first quarter of fiscal years 2008 and 2007, which was allocated as follows:

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

	Quarter Ended
	December 28, 2007	December 29, 2006
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$80	$39
Research and development	31	10
Selling and marketing	45	19
General and administrative	268	137
	$424	$205
Share-based compensation cost capitalized in inventory	$96	$44
Share-based compensation cost remaining in inventory
at end of period	$64	$29

Share-based compensation expense by type of award:
Stock options and stock purchase plan	$374	$175
Restricted stock	50	30
	$424	$205

There were no options exercised or restricted stock vested and hence no tax benefit realized during the first quarter of fiscal year 2008. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.1 million during the first quarter of fiscal year 2007.

The weighted-average estimated fair value of stock options granted during the first quarter of fiscal years 2008 and 2007 was $7.83 and $7.66 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Quarter Ended
	December 28, 2007	December 29, 2006
Expected term (in years)	6.25	6.25
Expected volatility	41.20%	49.33%
Risk-free rate	3.82%	4.56%
Dividend yield	0%	0%

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

The weighted-average fair value of shares issued under the 2006 ESPP during the first quarter of fiscal years 2008 and 2007 was $2.61 and $2.20, respectively, based on the 15% discount received by the employees.

The weighted-average estimated fair value of restricted stock and restricted stock units granted during the first quarter of fiscal year 2008 was $16.79 per share using the market price of the Company’s common stock on the date of grant. There were no restricted stock and restricted stock units granted during the first quarter of fiscal year 2007.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal years 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

9.             Income Taxes

The Company’s effective tax rate was approximately 44% and 39% for the first quarter of fiscal years 2008 and 2007, respectively.

CPI International adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of fiscal year 2008 commencing on September 29, 2007. Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution.

Under FIN No. 48, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. In connection with the Company’s adoption of FIN No. 48, there was no cumulative effect adjustment necessary to the September 29, 2007 balance of retained earnings. The total unrecognized tax benefit was $6.6 million and $6.3 million as of December 28, 2007 and September 29, 2007, respectively, and is reported as a current liability (income taxes payable) since it is expected to be settled within 12 months of the reporting date. Of the total unrecognized tax benefit balance, $5.9 million and $5.7 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of December 28, 2007 and September 29, 2007, respectively. The interest expense with uncertain tax positions are accrued as a component of income tax expense in the consolidated statement of operations. As of December 28, 2007 and September 29, 2007, the Company had accrued $1.5 million and $1.3 million of interest, respectively. The Company had minimal penalties accrued in income tax expense.

The Company is subject to U.S. federal, California, Massachusetts and Canada income tax as well as income tax in various other states, local and international jurisdictions. Fiscal years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of California which is open from 2003 to 2007. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several states, local and international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002. The years under examination by other taxing authorities vary, with the earliest year being 2004.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Based on the outcome of examinations of the Company, the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. The majority of the Company’s unrecognized tax benefit is attributable to the Canada Revenue Agency (“CRA”) income tax contingency. The CRA is conducting an audit of the Company’s income tax returns in Canada for fiscal years 2001 and 2002. The Company received a proposed tax assessment, including interest expense from the CRA for fiscal years 2001 and 2002. The tax assessment is based on tax deductions related to the valuation of the Satcom business, which was purchased by Communications & Power Industries Canada Inc. from CPI in fiscal years 2001 and 2002. While the Company believes that it has meritorious defenses and intends to vigorously defend its position, it is reasonably possible that the CRA may issue a formal tax assessment requiring the Company to settle the tax deficiency within 12 months.

10.          Earnings Per Share

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

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Quarter Ended
	December 28, 2007	December 29, 2006
Weighted average common shares outstanding — Basic	16,371	16,063
Effect of dilutive stock options and nonvested restricted stock awards and units	1,461	1,481
Weighted average common shares outstanding — Diluted	17,832	17,544

The calculation of diluted net income per share excludes all anti-dilutive shares. For the first quarter of fiscal years 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 0.5 million and 0.4 million shares, respectively.

11.          Segments, Geographic and Customer Information

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Amounts not reported as VED or satcom equipment are reported as Other.  In accordance with quantitative and qualitative guidelines established by SFAS No. 131, Other includes the activities of the Company’s recently acquired Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, UAV and shipboard systems.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Sales from external customers
VED	$63,990	$66,975
Satcom equipment	17,575	16,748
Other	4,345	—
	$85,910	$83,723
Intersegment product transfers
VED	$5,861	$5,123
Satcom equipment	49	—
	$5,910	$5,123
Capital expenditures
VED	$842	$2,802
Satcom equipment	444	—
Other	401	69
	$1,687	$2,871
EBITDA
VED	$13,640	$17,584
Satcom equipment	1,721	1,497
Other	(3,439)	(1,996)
	$11,922	$17,085

	December 28,	September 28,
	2007	2007
Total assets
VED	$334,094	$335,926
Satcom equipment	48,805	49,266
Other	93,748	91,030
	$476,647	$476,222

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

•                                          EBITDA is a component of the measures used by the Company’s board of directors and management team to evaluate the Company’s operating performance;

•                                          the Senior Credit Facilities contain a covenant that requires the Company to maintain a senior secured leverage ratio that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with this covenant;

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

The following table reconciles net income to EBITDA:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Net income	$2,510	$5,835
Depreciation and amortization	2,650	2,194
Interest expense, net	4,812	5,339
Income tax expense	1,950	3,717
EBITDA	$11,922	$17,085

Net property, plant and equipment by geographic area was as follows:

	December 28,	September 28,
	2007	2007
United States	$51,569	$51,704
Canada	14,298	14,308
Other	27	36
	$65,894	$66,048

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill by geographic area was as follows:

	December 28,	September 28,
	2007	2007
United States	$113,234	$113,310
Canada	48,314	48,263
	$161,548	$161,573

The decrease in goodwill from September 28, 2007 to December 28, 2007 was due to a tax benefit related to the amortization of the second component of tax goodwill associated with the acquisition of Malibu.

Geographic sales by customer location were as follows for external customers:

	Quarter Ended
	December 28,	December 29,
	2007	2006
United States	$54,523	$49,504
All foreign countires	31,387	34,219
Total sales	$85,910	$83,723

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the first quarter of fiscal years 2008 and 2007. Direct sales to the U.S. Government were $14.8 million and $14.9 million for the first quarter of fiscal years 2008 and 2007, respectively. Accounts receivable from this customer represented 12% and 15% of consolidated accounts receivable as of December 28, 2007 and September 28, 2007, respectively.

12.          Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

On January 23, 2004, CPI issued $125.0 million of 8% Notes that are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly-owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 28, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$1,390	$21,237	$1,198	$3,585	$—	$27,410
Restricted cash	—	—	2,127	328	—	2,455
Accounts receivable, net	—	19,857	10,651	15,438	—	45,946
Inventories	(678)	44,901	7,100	17,229	631	69,183
Deferred tax assets	—	9,291	3	509	—	9,803
Intercompany receivable	—	26,070	3,040	4,064	(33,174)	—
Prepaid and other current assets	—	2,645	576	740	—	3,961
Total current assets	712	124,001	24,695	41,893	(32,543)	158,758
Property, plant and equipment, net	—	48,297	3,275	14,322	—	65,894
Deferred debt issue costs, net	777	5,453	—	—	—	6,230
Intangible assets, net	—	66,376	6,550	8,119	—	81,045
Goodwill	—	107,437	5,848	48,263	—	161,548
Other long-term assets	—	3,072	—	100	—	3,172
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	177,305	65,669	—	—	(242,974)	—
Total assets	$178,794	$421,340	$40,368	$112,697	$(276,552)	$476,647

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$250	$—	$—	$—	$250
Accounts payable	249	10,699	2,170	8,988	—	22,106
Accrued expenses	1,000	18,689	3,128	6,190	—	29,007
Product warranty	—	3,080	481	1,815	—	5,376
Income taxes payable	—	1,507	346	6,099	—	7,952
Advance payments from customers	—	4,745	3,622	1,431	—	9,798
Intercompany payable	27,852	—	—	—	(27,852)	—
Total current liabilities	29,101	38,970	9,747	24,523	(27,852)	74,489
Deferred income taxes	8	21,939	—	5,448	—	27,395
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	21,821	223,500	—	—	—	245,321
Other long-term liabilities	—	1,381	—	197	—	1,578
Total liabilities	50,930	285,790	9,747	31,203	(28,887)	348,783
Common stock	164	—	—	—	—	164
Parent investment	—	61,314	19,167	57,809	(138,290)	—
Additional paid-in capital	69,412	—	—	—	—	69,412
Accumulated other comprehensive (loss) income	(264)	(277)	—	234	43	(264)
Retained earnings	58,552	74,513	11,454	23,451	(109,418)	58,552
Net stockholders’ equity	127,864	135,550	30,621	81,494	(247,665)	127,864
Total liabilities and stockholders’ equity	$178,794	$421,340	$40,368	$112,697	$(276,552)	$476,647

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$1,378	$16,518	$958	$1,620	$—	$20,474
Restricted cash	—	—	1,945	310	—	2,255
Accounts receivable, net	—	25,857	10,816	15,916	—	52,589
Inventories	—	43,949	7,092	17,084	(678)	67,447
Deferred tax assets	—	9,272	3	469	—	9,744
Intercompany receivable	—	23,323	2,076	2,725	(28,124)	—
Prepaid and other current assets	—	3,250	545	844	—	4,639
Total current assets	1,378	122,169	23,435	38,968	(28,802)	157,148
Property, plant and equipment, net	—	48,327	3,382	14,339	—	66,048
Deferred debt issue costs, net	795	5,738	—	—	—	6,533
Intangible assets, net	—	67,008	6,465	8,270	—	81,743
Goodwill	—	107,462	5,848	48,263	—	161,573
Other long-term assets	—	3,077	—	100	—	3,177
Intercompany notes receivable	—	1,035	—	—	(1,035)	—
Investment in subsidiaries	175,889	65,491	—	—	(241,380)	—
Total assets	$178,062	$420,307	$39,130	$109,940	$(271,217)	$476,222

Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,000	$—	$—	$—	$1,000
Accounts payable	224	10,421	2,430	8,719	—	21,794
Accrued expenses	404	16,695	3,991	5,259	—	26,349
Product warranty	—	3,141	481	1,956	—	5,578
Income taxes payable	—	1,888	562	6,298	—	8,748
Advance payments from customers	—	5,926	4,933	1,273	—	12,132
Intercompany payable	28,124	—	—	—	(28,124)	—
Total current liabilities	28,752	39,071	12,397	23,505	(28,124)	75,601
Deferred income taxes	31	22,833	—	5,530	—	28,394
Intercompany notes payable	—	—	—	1,035	(1,035)	—
Long-term debt, less current portion	21,817	223,750	—	—	—	245,567
Other long-term liabilities	—	547	—	207	—	754
Total liabilities	50,600	286,201	12,397	30,277	(29,159)	350,316
Common stock	164	—	—	—	—	164
Parent investment	—	60,705	19,167	57,746	(137,618)	—
Additional paid-in capital	68,763	—	—	—	—	68,763
Accumulated other comprehensive income (loss)	1,110	1,059	—	155	(1,387)	937
Retained earnings	57,425	72,342	7,566	21,762	(103,053)	56,042
Net stockholders’ equity	127,462	134,106	26,733	79,663	(242,058)	125,906
Total liabilities and stockholders’ equity	$178,062	$420,307	$39,130	$109,940	$(271,217)	$476,222

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended December 28, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$49,763	$19,826	$34,838	$(18,517)	$85,910
Cost of sales	—	37,432	16,585	26,227	(18,470)	61,774
Gross profit	—	12,331	3,241	8,611	(47)	24,136
Operating costs and expenses:
Research and development	—	892	149	1,683	—	2,724
Selling and marketing	—	1,923	1,012	2,237	—	5,172
General and administrative	—	3,718	1,070	1,365	—	6,153
Amortization of acquisition-related intangible assets	—	568	62	151	—	781
Net loss on disposition of assets	—	22	2	10	—	34
Total operating costs and expenses	—	7,123	2,295	5,446	—	14,864
Operating income (loss)	—	5,208	946	3,165	(47)	9,272
Interest expense (income), net	545	4,285	(20)	2	—	4,812
(Loss) income before income tax expense and equity in income of subsidiaries	(545)	923	966	3,163	(47)	4,460
Income tax (benefit) expense	(207)	741	254	1,162	—	1,950
Equity in income of subsidiaries	2,848	2,666	—	—	(5,514)	—
Net income	$2,510	$2,848	$712	$2,001	$(5,561)	$2,510

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 29, 2006

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$51,365	$14,580	$34,543	$(16,765)	$83,723
Cost of sales	—	35,495	12,065	26,426	(16,844)	57,142
Gross profit	—	15,870	2,515	8,117	79	26,581
Operating costs and expenses:
Research and development	—	643	—	1,248	—	1,891
Selling and marketing	—	1,969	829	2,031	—	4,829
General and administrative	—	3,691	207	506	—	4,404
Amortization of acquisition-related intangible assets	—	334	63	151	—	548
Net loss on disposition of assets	—	—	—	18	—	18
Total operating costs and expenses	—	6,637	1,099	3,954	—	11,690
Operating income	—	9,233	1,416	4,163	79	14,891
Interest expense (income), net	2,048	3,291	(6)	6	—	5,339
(Loss) income before income tax expense and equity in income of subsidiaries	(2,048)	5,942	1,422	4,157	79	9,552
Income tax (benefit) expense	(779)	2,571	381	1,544	—	3,717
Equity in income of subsidiaries	7,104	3,733	—	—	(10,837)	—
Net income	$5,835	$7,104	$1,041	$2,613	$(10,758)	$5,835

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 28, 2007

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(198)	$7,103	$421	$2,234	$—	$9,560
Cash flows from investing activities
Capital expenditures	—	(1,384)	(34)	(269)	—	(1,687)
Payment of patent application fees	—	—	(147)	—	—	(147)
Net cash used in investing activities	—	(1,384)	(181)	(269)	—	(1,834)
Cash flows from financing activities
Repayments of debt	—	(1,000)	—	—	—	(1,000)
Proceeds from issuance of common stock to employees	210	—	—	—	—	210
Net cash provided by (used in) financing activities	210	(1,000)	—	—	—	(790)
Net increase in cash and cash equivalents	12	4,719	240	1,965	—	6,936
Cash and cash equivalents at beginning of period	1,378	16,518	958	1,620	—	20,474
Cash and cash equivalents at end of period	$1,390	$21,237	$1,198	$3,585	$—	$27,410

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 29, 2006

	Parent (CPI Int’l)	Issuer (CPI)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(126)	$7,006	$642	$2,520	$—	$10,042
Cash flows from investing activities
Capital expenditures	—	(819)	(2)	(2,050)	—	(2,871)
Net cash used in investing activities	—	(819)	(2)	(2,050)	—	(2,871)
Cash flows from financing activities
Repayments of debt	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of common stock to employees	197	—	—	—	—	197
Proceeds from exercise of stock options	66	—	—	—	—	66
Excess tax benefit on stock option exercises	—	42	—	—	—	42
Net cash provided by (used in) financing activities	263	(4,958)	—	—	—	(4,695)
Net increase in cash and cash equivalents	137	1,229	640	470	—	2,476
Cash and cash equivalents at beginning of period	139	28,299	290	1,425	—	30,153
Cash and cash equivalents at end of period	$276	$29,528	$930	$1,895	$—	$32,629

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2008 comprises the 53-week period ending October 3, 2008 and fiscal year 2007 comprised the 52-week period ended September 28, 2007. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Acquisition of Malibu Research Associates, Inc.

On August 10, 2007, we completed the acquisition of all of the outstanding common stock of Malibu Research Associates, Inc. (“Malibu”). Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles and shipboard systems. Under the terms of the purchase agreement, we paid cash of approximately $22.4 million, which included $2.3 million and $1.0 million placed into indemnity and working capital escrow accounts, respectively. The indemnity escrow amount was provided to ensure funds are available to satisfy potential indemnification claims asserted prior to January 1, 2009, and the working capital escrow amount was provided to satisfy any negative differences between the target working capital amount and the actual working capital amount at the acquisition closing date. We expect that the working capital calculations will be finalized during fiscal year 2008.

Additionally, we may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals.

Orders

We sell our products into six end markets: radar, electronic warfare, medical, communications, industrial and scientific.  We frequently refer to our radar and electronic warfare markets together as our “defense markets.”

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

Our orders by market for the first quarter of fiscal years 2008 and 2007 are summarized as follows (dollars in millions):

	Quarter Ended
	December 28, 2007		December 29, 2006
		% of		% of	Increase (Decrease)
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$37.6	42%	$42.6	51%	$(5.0)	(12)%
Medical	11.7	13	10.9	13	0.8	7
Communications	26.3	29	24.3	29	2.0	8
Industrial	7.6	9	4.3	5	3.3	77
Scientific	6.7	7	2.2	2	4.5	205
Total	$89.9	100%	$84.3	100%	$5.6	7%

In the first quarter of fiscal year 2008, our new Malibu division received orders totaling $8.0 million, split approximately equally between the radar and communications markets. As we acquired Malibu in August 2007, orders from the Malibu division are not included in our results for the first quarter of fiscal year 2007. Excluding the Malibu division’s orders, in comparison to the first quarter of fiscal year 2007, our orders in the first quarter of fiscal year 2008 decreased by $2.4 million, or 2.8%, to $81.9 million.

Explanations for the order increase or decrease by market for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 are as follows:

•                  Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 12% from an aggregate of $42.6 million in the first quarter of fiscal year 2007 to an aggregate of $37.6 million in the first quarter of fiscal year 2008. The decrease in orders for these combined markets primarily resulted from decreased demand for radar products to support the Aegis weapons system and delays in the receipt of orders for radar products to support the HAWK missile system. The decrease was partially offset by radar orders received by our recently acquired Malibu division.

                        Over the past several years, in addition to demand for spare and repair products to support the Aegis weapons system, we have seen high demand for products to support a significant number of new ship builds for this program for U.S. and international military customers.  With future new ship builds anticipated at a reduced rate, we expect the demand for products to support the Aegis weapons system to continue at lower levels than in the past several years until the new ships are commissioned and deployed and require spare and repair products.  Future orders for this program are expected to be primarily for spare and repair products.

•                  Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, positron emission tomography (“PET”) and magnetic resonance imaging (“MRI”) applications, and for radiation therapy applications for the treatment of cancer. The 7% increase in medical orders resulted primarily from an increase in demand for products used in x-ray imaging applications.

•                  Communications: The 8% increase in communications orders was primarily attributable to telemetry orders received by our recently acquired Malibu division, as well as increases in orders for international direct-to-home broadcast applications. These increases were partially offset by a decrease in orders for certain military communications programs for which we had strong demand in the first quarter of fiscal year 2007.

•                  Industrial: Orders in the industrial market are cyclical. The $3.3 million increase in industrial orders was primarily attributable to orders for products used in international test systems, industrial heating applications and other industrial fabrication applications.

•                  Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $4.5 million increase in scientific orders was primarily the result of orders for products to support a new accelerator project for fusion research at an international scientific institute.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of December 28, 2007, we had an order backlog of $200.7 million compared to an order backlog of $188.4 million as of December 29, 2006. The increase in backlog during the past year is primarily due to the acquisition of Malibu.  Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. As a result, we expect that our total backlog will not generally grow at the same rate as our total sales, because the markets where we are expecting higher growth (i.e., the medical and communications markets) are primarily commercial rather than government.

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

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	December 28, 2007		December 29, 2006		Increase (Decrease)
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales
Sales	$85.9	100.0%	$83.7	100.0%	$2.2	—%
Cost of sales	61.8	71.9	57.1	68.2	4.7	3.7
Gross profit	24.1	28.1	26.6	31.8	(2.5)	(3.7)
Research and development	2.7	3.1	1.9	2.3	0.8	0.8
Selling and marketing	5.2	6.1	4.8	5.7	0.4	0.4
General and administrative	6.2	7.2	4.4	5.3	1.8	1.9
Amortization of acquisition-related intangibles	0.8	0.9	0.5	0.0 0.6	0.3	0.3
Net loss on disposition of assets	—	0.0	—	0.0	—	—
Operating income	9.3	10.8	14.9	17.8	(5.6)	(7.0)
Interest expense, net	4.8	5.6	5.3	6.3	(0.5)	(0.7)
Income before taxes	4.5	5.2	9.6	11.5	(5.1)	(6.3)
Income tax expense	1.9	2.2	3.7	4.4	(1.8)	(2.2)
Net income	$2.5	2.9%	$5.8	6.9%	$(3.3)	(4.0)%
Other Data:
EBITDA (a)	$11.9	13.9%	$17.1	20.4%	$(5.2)	(6.5)%

Note:Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on    rounded dollar amounts presented.

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the first quarter of fiscal years 2008 and 2007 are summarized as follows (dollars in millions):

	Quarter Ended
	December 28, 2007		December 29, 2006
		% of		% of	Increase (Decrease)
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$35.3	41%	$33.9	41%	$1.4	4%
Medical	15.6	18	17.1	20	(1.5)	(9)
Communications	26.9	31	26.1	31	0.8	3
Industrial	5.6	7	5.0	6	0.6	12
Scientific	2.5	3	1.6	2	0.9	56
Total	$85.9	100%	$83.7	100%	$2.2	3%

In the first quarter of fiscal year 2008, our new Malibu division generated sales totaling $4.3 million, split approximately equally between the radar and communications markets.  As we acquired Malibu in August 2007, sales from the Malibu division are not included in our results for the first quarter of fiscal year 2007. Excluding the Malibu division’s sales, in comparison to the first quarter of fiscal year 2007, our sales in the first quarter of fiscal year 2008 decreased by $2.1 million, or 2.5%, to $81.6 million.

Sales for the first quarter of fiscal year 2008 of $85.9 million were $2.2 million, or approximately 3%, more than sales of $83.7 million for the first quarter of fiscal year 2007. Explanations for the sales increase or decrease by market for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 are as follows:

•                  Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses.  The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets increased approximately

4% from $33.9 million in the first quarter of fiscal year 2007 to $35.3 million in the first quarter of fiscal year 2008, primarily due to sales of radar products by our recently acquired Malibu division. Management believes that, on a combined basis, these markets will experience low single digit percentage average long-term annual growth.

•                  Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI applications, and for radiation therapy applications for the treatment of cancer. In the first quarter of fiscal year 2007, our medical sales were very strong. The 9% decrease in sales of our medical products in the first quarter of fiscal 2008 in comparison to the first quarter of fiscal year 2007 was primarily due to what we believe is a short-term decrease in demand for our products used in radiation therapy and MRI applications.

•                  Communications: The 3% increase in sales in the communications market was primarily the result of sales of telemetry products by our recently acquired Malibu division, as well as increased sales of satellite communications products for domestic and foreign broadcast network applications and foreign direct-to-home applications. These increases were partially offset by a decrease in sales of products for certain military communications programs for which we had strong sales in the first quarter of fiscal year 2007.

•                  Industrial: Sales in the industrial market are cyclical. The $0.6 million increase in industrial sales was primarily due to sales of products used in industrial heating applications, analytical instrument programs, industrial fabrication applications and international test systems.

•                  Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.9 million increase in scientific sales was primarily the result of increased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5.4 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in the second quarter of fiscal year 2009.

Gross Profit. Gross profit was $24.1 million, or 28.1% of sales, for the first quarter of fiscal year 2008 as compared to $26.6 million, or 31.8% of sales, for the first quarter of fiscal year 2007.  For the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007, gross profit was unfavorably impacted by the shipment of products with lower gross margins including from an increase in customer funded engineering development programs that generally have lower gross margins, and due to technical problems on several development programs and in a vacuum electron device (“VED”) product line that resulted in higher provisions for loss contracts, scrap and rework. Lower gross margins from the unfavorable sales mix and technical problems were partially offset by additional gross profit from higher sales volume. In addition, the weakness of the U.S. dollar for the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 caused a reduction in gross profit of approximately $0.3 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts.

Research and Development. Research and development expenses were $2.7 million, or 3.1% of sales, for the first quarter of fiscal year 2008, a $0.8 million increase from $1.9 million, or 2.3% of sales, for the first quarter of fiscal year 2007.  The increase in research and development for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 was due primarily to the planned expenditures of $0.6 million on the Army’s Warfighter Information Network-Tactical (WIN-T) program and $0.1 million in development expenses at our recently acquired Malibu division. Total spending on research and development, including customer-sponsored research and development, was $4.9 million for the first quarter of fiscal year 2008 and $3.4 million in the first quarter of fiscal year 2007.

Selling and Marketing. Selling and marketing expenses were $5.2 million, or 6.1% of sales, for the first quarter of fiscal year 2008, a $0.4 million increase from the $4.8 million, or 5.7% of sales, for the first quarter of fiscal year 2007. The increase in selling and marketing expenses for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 reflects the $0.1 million effect of exchange rates on our foreign sales operations, as well as selling and marketing expenses of $0.1 million at our recently acquired Malibu division.

General and Administrative. General and administrative expenses were $6.2 million, or 7.2% of sales, for the first quarter of fiscal year 2008, a $1.8 million increase from the $4.4 million, or 5.3% of sales, for the first quarter of fiscal year 2007. The increase in general and administrative expenses in the first quarter of fiscal year 2008 was primarily due to the $0.7 million impact of foreign currency translation and $0.7 million of general and administrative expenses at our recently acquired Malibu division. The foreign currency translation impact was a loss of approximately $0.1 million for the first quarter of fiscal year 2008, compared to a gain of approximately $0.6 million for the first quarter of fiscal year 2007.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.8 million for the first quarter of fiscal year 2008 and $0.5 million for the first quarter of fiscal year 2007.  The $0.3 million dollar increase in amortization of acquisition-related intangibles is due to amortization of intangible assets for our recently acquired Malibu division.

Interest Expense, net (“Interest Expense”). Interest Expense was $4.8 million, or 5.6% of sales, for the first quarter of fiscal year 2008, a $0.5 million decrease from the $5.3 million, or 6.3% of sales, for the first quarter of fiscal year 2007. The reduction in interest expense for the first quarter of fiscal year 2008 was primarily due to lower interest rates on our debt obligations during this period compared to the first quarter of fiscal year 2007.  The reduction in interest rates was primarily due to the refinancing of senior credit facilities and repayment of floating rate senior notes during the fourth quarter of fiscal year 2007.

Income Tax Expense. We recorded an income tax expense of $1.9 million and $3.7 million for the first quarter of fiscal years 2008 and 2007, respectively. Our effective tax rate was approximately 44% for the first quarter of fiscal year 2008 as compared to approximately 39% for the first quarter of fiscal year 2007. The effective tax rate for the first quarter of fiscal year 2008 includes a currency translation charge of approximately $0.1 million related to Canadian income tax liabilities.  Our estimated fiscal year 2008 effective income tax rate is expected to be approximately 38%.

Net Income. Net income was $2.5 million, or 2.9% of sales, for the first quarter of fiscal year 2008 as compared to $5.8 million, or 6.9% of sales, in the first quarter of fiscal year 2007. The decrease in net income in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 was due primarily to the following items: the shipment of products with lower gross margins, including from an increase in customer funded engineering development programs that generally have lower gross margins; technical problems on several development programs and in a VED product line that resulted in higher loss contract reserves, scrap and rework; unfavorable currency effects from the weakness of the U.S. dollar; operating expenses from our recently acquired Malibu division; and increases in research and development expenses. The foregoing were partially offset by lower income tax expense and interest expense.

EBITDA. EBITDA was $11.9 million, or 13.9% of sales, for the first quarter of fiscal year 2008 as compared to $17.1 million, or 20.4% of sales, for the first quarter of fiscal year 2007. The decrease in EBITDA in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 was due primarily to: the shipment of products with lower gross margins, including from an increase in customer-funded engineering development programs that realized lower gross margins; technical problems on several development programs and in a VED product line that resulted in higher loss contract reserves, scrap and rework; unfavorable currency effects from the weakness of the U.S. dollar; operating expenses from our recently acquired Malibu division; and increases in research and development expenses.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in thousands):

	December 28,	September 28,
	2007	2007
Cash and cash equivalents	$27,410	$20,474
Working capital	84,269	81,547

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we had restricted cash of $2.5 million as of December 28, 2007, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

The significant factors underlying the net increase in cash and cash equivalents during the first quarter of fiscal year 2008 were the net cash provided by our operating activities of $9.6 million, partially offset by capital expenditures of $1.7 million and a repayment of our senior term loan in the amount of $1.0 million.

As of December 28, 2007, we had $245.75 million in total principal amount of debt outstanding, compared to $246.75 million as of September 28, 2007. As of December 28, 2007, we had borrowing availability of $56.0 million under the revolver under our senior credit facilities.

Historical Operating, Investing and Financing Activities

Operating Activities

During the first quarter of fiscal years 2008 and 2007, we funded our operating activities through cash generated internally. For the first quarter of fiscal year 2008, net cash provided by operating activities was $9.6 million compared to $10.0 million for the first quarter of fiscal year 2007.

The $0.4 million decrease in net cash provided by operating activities for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 was primarily due to $2.8 million less cash generated from net income, excluding non-cash charges, partially offset by $2.4 million less cash used for working capital in the first quarter of fiscal year 2008. As compared to the first quarter of fiscal year 2007, the first quarter of fiscal year 2008 had a lower net income of $3.3 million and a slightly higher total depreciation, amortization and other non-cash charges of $0.5 million.

Operating activities provided cash of $10.0 million in the first quarter of fiscal year 2007, which was attributable to net income of $5.8 million, depreciation, amortization and other non-cash charges of $2.8 million and $1.4 million decrease in net operating assets and liabilities.

Investing Activities

For the first quarter of fiscal year 2008, net cash used in investing activities was $1.8 million, compared to $2.9 million for the first quarter of fiscal year 2007.

Investing activities for the first quarter of fiscal year 2008 consisted primarily of $1.7 million capital expenditures and $0.1 million payment of patent application fees.

Net cash used in investing activities for the first quarter of fiscal year 2007 was $2.9 million of capital expenditures, of which $2.0 million was for the building expansion project for our Canadian manufacturing facility.

Financing Activities

For the first quarter of fiscal year 2008, net cash used in financing activities was $0.8 million, compared to $4.7 million for the first quarter of fiscal year 2007.

Net cash used in financing activities for the first quarter of fiscal year 2008 consisted primarily of term loan repayment of $1.0 million, which comprised the scheduled amortization payment of $250,000 and an optional payment of $750,000. The cash used in financing activities for the first quarter of fiscal year 2008 was slightly offset by $0.2 million in proceeds from employee stock purchases.

Financing activities for the first quarter of fiscal year 2007 consisted primarily of a $5.0 million term loan repayment in December 2006 using available operating cash. The $5.0 million term loan repayment included a $1.7 million required annual excess cash flow prepayment, described below, for fiscal year 2006 and an optional prepayment of $3.3 million.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2007, and, therefore, no excess cash flow payment was made in the first quarter of fiscal year 2008.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the first quarter of fiscal year 2008 were $1.7 million. In the remainder of fiscal year 2008, ongoing capital expenditures are expected to be approximately $4.0 to $5.0 million.

Recently Released Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective September 29, 2007, we adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on our financial position, net earnings or prior year financial statements. See Note 9, “Income Taxes,” to consolidated condensed financial statements of this Form 10-Q for further discussion.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS No. 160 in our fiscal year 2010 commencing October 3, 2009 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS No. 141(R) in our fiscal year 2010 commencing October 3, 2009 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

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

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectibility is reasonably assured. Value of sales under  percentage of completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

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

At December 28, 2007 and September 28, 2007, the carrying amount of goodwill and other intangible assets, net was $242.6 million and $243.3 million, respectively. As of December 28, 2007, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At December 28, 2007 and September 28, 2007, the carrying amount of property, plant and equipment was $65.9 million and $66.0 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

At the beginning of fiscal year 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” for our existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. We will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options.

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

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The expected life of options granted is based on the simplified method for plain vanilla options in accordance with SAB No. 107. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. In the first quarter of fiscal years 2008 and 2007, we recognized $0.4 million and $0.2 million, respectively, in stock-based compensation expense.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that all of the deferred tax assets recorded on our consolidated balance sheets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, we adopted FIN No. 48 and related guidance. See Note 9 to consolidated condensed financial statements of this Form 10-Q for further discussion. FIN No. 48 requires that we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of December 28, 2007, we had fixed rate senior notes of $125.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $22.0 million floating rate senior notes due in 2015 and a $98.75 million term loan under our newly amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. Most recently on September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the swap was $90.0 million at December 28, 2007 and represented approximately 91% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. At December 28, 2007, the unrealized loss, net of tax, on the swap was $0.9 million.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first quarter of fiscal years 2008 and 2007.

As of January 16, 2008, we entered into Canadian dollar forward contracts for approximately $20.9 million (Canadian dollars), or approximately 88% of estimated Canadian dollar denominated expenses for January 2008 through June 2008, at an average rate of approximately $0.98 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.4 million annually to our net income or approximately 2.2 cents to basic earnings per share and 2.0 cents to diluted earnings per share.

Net income for the first quarter of fiscal year 2008 includes a recognized gain from foreign currency forward contracts of $3,000. Net income for the first quarter of fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.1 million. At December 28, 2007 and September 28, 2007, the unrealized gain, net of tax, on Canadian dollar forward contracts was $0.8 million and $1.2 million, respectively.

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

None.

Item 1A.

Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2007. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2007 Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.           Exhibits

No.	Description

10.1	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between Communications & Power Industries, Inc. and Robert A. Fickett.

10.2	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between Communications & Power Industries, Inc. and Joel A. Littman.

10.3	First Amendment and Restatement of the Communications & Power Industries, Inc. Non-Qualified Deferred Compensation Plan, effective as of December 1, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL, INC.

Dated: February 6, 2008	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)