Form 10-Q
period 2008-03-28
CPI INTERNATIONAL, INC.
filed 2008-05-07
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 00051928

CPI INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-3142681 (I.R.S. Employer Identification No.)
811 Hansen Way, Palo Alto, California 94303 (Address of Principal Executive Offices and Zip Code)
(650) 846-2900 (Registrant’s telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                                                         Accelerated filer        ☒
Non-accelerated filer       ☐ (Do not check if a smaller reporting company)      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,511,405 shares of Common Stock, $0.01 par value, at April 28, 2008.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	March 28,	September 28,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$20,241	$20,474
Restricted cash	1,790	2,255
Accounts receivable, net	50,719	52,589
Inventories	66,861	67,447
Deferred tax assets	9,948	9,744
Prepaid and other current assets	3,787	4,639
Total current assets	153,346	157,148
Property, plant, and equipment, net	64,819	66,048
Deferred debt issue costs, net	5,728	6,533
Intangible assets, net	80,201	81,743
Goodwill	162,535	161,573
Other long-term assets	796	3,177
Total assets	$467,425	$476,222

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$2,000	$1,000
Accounts payable	21,849	21,794
Accrued expenses	26,045	26,349
Product warranty	4,952	5,578
Income taxes payable	5,100	8,748
Advance payments from customers	11,655	12,132
Total current liabilities	71,601	75,601
Deferred income taxes	26,310	28,394
Long-term debt, less current portion	234,623	245,567
Other long-term liabilities	2,120	754
Total liabilities	334,654	350,316
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,485 and 16,370 shares issued and outstanding)	165	164
Additional paid-in capital	70,165	68,763
Accumulated other comprehensive (loss) income	(2,265)	937
Retained earnings	64,706	56,042
Total stockholders’ equity	132,771	125,906
Total liabilities and stockholders' equity	$467,425	$476,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Sales	$94,804	$88,444	$180,714	$172,167
Cost of sales	66,738	60,739	128,512	117,881
Gross profit	28,066	27,705	52,202	54,286
Operating costs and expenses:
Research and development	2,930	2,352	5,654	4,243
Selling and marketing	5,328	4,799	10,500	9,628
General and administrative	5,492	5,846	11,645	10,250
Amortization of acquisition-related intangible assets	781	546	1,562	1,094
Net loss on disposition of fixed assets	41	40	75	58
Total operating costs and expenses	14,572	13,583	29,436	25,273
Operating income	13,494	14,122	22,766	29,013
Interest expense, net	4,805	5,275	9,617	10,614
Loss on debt extinguishment	393	-	393	-
Income before income taxes	8,296	8,847	12,756	18,399
Income tax expense	2,142	3,087	4,092	6,804
Net income	$6,154	$5,760	$8,664	$11,595

Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(2,001)	(17)	(3,202)	(406)
Comprehensive income	$4,153	$5,743	$5,462	$11,189

Earnings per share - Basic	$0.38	$0.35	$0.53	$0.72
Earnings per share - Diluted	$0.35	$0.32	$0.49	$0.66

Shares used to compute earnings per share - Basic	16,387	16,253	16,379	16,161
Shares used to compute earnings per share - Diluted	17,656	17,730	17,744	17,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Six Months Ended
	March 28,	March 30,
	2008	2007
Cash flows from operating activities
Net cash provided by operating activities	$10,439	$6,299

Cash flows from investing activities
Capital expenditures	(2,558)	(5,347)
Proceeds from adjustment to acquisition purchase price	1,615	-
Capitalized expenses relating to potential business acquisition	-	(119)
Payment of patent application fees	(147)	-
Net cash used in investing activities	(1,090)	(5,466)

Cash flows from financing activities
Repayments of debt	(10,000)	(5,000)
Proceeds from issuance of common stock to employees	418	398
Proceeds from exercise of stock options	-	542
Excess tax benefit on stock option exercises	-	679
Net cash used in financing activities	(9,582)	(3,381)

Net decrease in cash and cash equivalents	(233)	(2,548)
Cash and cash equivalents at beginning of period	20,474	30,153
Cash and cash equivalents at end of period	$20,241	$27,605

Supplemental cash flow disclosures
Cash paid for interest	$8,293	$10,707
Cash paid for income taxes, net of refunds	$8,722	$10,495

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2008 comprises the 53-week period ending October 3, 2008 and fiscal year 2007 comprised the 52-week period ending September 28, 2007. The second quarters of fiscal years 2008 and 2007 both include 13 weeks. The first two quarters of fiscal years 2008 and 2007 both include 26 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of March 28, 2008 and for the three and six months ended March 28, 2008 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.  The condensed consolidated balance sheet as of September 28, 2007 has been derived from the audited financial statements at that date. The results of operations for the interim period ended March 28, 2008 are not necessarily indicative of results to be expected for the full year.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective in the first quarter of fiscal year 2008 starting September 29, 2007, the Company adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on the Company’s financial position, net income or prior year financial statements. See Note 9, "Income Taxes," for further discussion.

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

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15,

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2008, with earlier application encouraged. The Company will be required to adopt SFAS No. 161 in its second quarter of fiscal year 2009 commencing January 3, 2009 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

3.	Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	March 28,	September 28,
	2008	2007
Accounts receivable	$51,108	$52,678
Less: Allowance for doubtful accounts	(389)	(89)
Accounts receivable, net	$50,719	$52,589

Inventories:    The following table provides details of inventories, net of reserves:

	March 28,	September 28,
	2008	2007
Raw material and parts	$40,355	$40,725
Work in process	19,768	18,168
Finished goods	6,738	8,554
	$66,861	$67,447

Reserve for excess, slow moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory:

	Six Months Ended
	March 28,	March 30,
	2008	2007
Balance at beginning of fiscal year	$9,784	$8,822
Inventory provision, charged to cost of sales	550	540
Inventory write-offs	(397)	(218)
Balance at end of period	$9,937	$9,144

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Six Months Ended
	March 28,	March 30,
	2008	2007
Balance at beginning of fiscal year	$2,700	$1,702
Provision for loss contracts, charged to
cost of sales	1,431	629
Reduction upon revenue
recognition	(2,096)	(1,033)
Balance at end of period	$2,035	$1,298

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	March 28,	March 30,
	2008	2007
Inventories	$953	$971
Accrued expenses	1,082	327
	$2,035	$1,298

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average Useful Life (in years)	March 28, 2008			September 28, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(2,580)	$28,120	$30,700	$(2,273)	$28,427
VED Application Technology	25	19,800	(3,317)	16,483	19,800	(2,921)	16,879
X-ray Generator and Satcom
Application Technology	15	8,000	(2,241)	5,759	8,000	(1,974)	6,026
Antenna and Telemetry
Technology	25	5,300	(135)	5,165	5,300	(29)	5,271
Customer backlog	1	580	(368)	212	580	(78)	502
Land lease	46	11,810	(1,054)	10,756	11,810	(928)	10,882
Tradename	Indefinite	7,600	-	7,600	7,600	-	7,600
Customer list and programs	25	6,280	(817)	5,463	6,280	(684)	5,596
Noncompete agreement	5	640	(144)	496	640	(80)	560
Patent application fees	-	147	-	147	-	-	-
		$90,857	$(10,656)	$80,201	$90,710	$(8,967)	$81,743

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Intangible assets, net as of March 28, 2008 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Upon obtaining these patents, they will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

The amortization of intangible assets amounted to $0.8 million and $1.7 million for the three and six months ended March 28, 2008, respectively, and $0.6 million and $1.2 million for the corresponding periods of fiscal year 2007.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2008 (remaining six months)	$1,615
2009	2,808
2010	2,786
2011	2,786
2012	2,772
Thereafter	59,834
$72,601

Goodwill:    The following table sets forth the changes in goodwill by reportable segment:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at September 28, 2007	$132,897	$13,830	$14,846	$161,573
Malibu purchase price adjustment	-	-	1,009	1,009
Other	-	-	(47)	(47)
Balance at March 28, 2008	$132,897	$13,830	$15,808	$162,535

    During the three months ended March 28, 2008, the Company finalized the purchase price for Malibu Research Associates, Inc., resulting in a $1.0 million increase in goodwill. See Note 4 for details. Other represents tax benefit from amortization expense for the excess of tax goodwill over the book goodwill.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Six Months Ended
	March 28,	March 30,
	2008	2007
Balance at beginning of fiscal year	$5,578	$5,958
Estimates for product warranty, charged to cost of sales	1,406	2,374
Actual costs of warranty claims	(2,032)	(2,807)
Balance at end of period	$4,952	$5,525

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

4.           Acquisition

Malibu Research Associates

On August 10, 2007, the Company completed its acquisition of all outstanding common stock of the privately held Malibu Research Associates, Inc. (“Malibu”). Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAV”) and shipboard systems. Under the terms of the purchase agreement, at the closing of the acquisition, the Company paid cash of approximately $22.4 million, which included $2.3 million and $1.0 million placed into indemnity and working capital escrow accounts, respectively. The indemnity escrow amount was provided to ensure funds are available to satisfy potential indemnification claims asserted prior to January 1, 2009, and the working capital escrow amount was provided to satisfy any negative differences between the estimated working capital amount as of the acquisition closing date and the actual working capital amount at the acquisition closing date.

For financial reporting purposes, consideration of approximately $2.6 million, which was part of the cash consideration paid for Malibu at the closing of the acquisition, was excluded from the purchase price allocation and was reported as other long-term assets in the consolidated balance sheet at September 28, 2007.  This consideration amount represents the difference between the estimated working capital amount as of the acquisition closing date and the actual working capital amount as of the acquisition closing date. In accordance with SFAS No. 141, any contingent consideration that has not been determined beyond a reasonable doubt is excluded from the purchase price allocation until the contingency is resolved. The Company intended to make a claim against the working capital escrow account of $1.0 million and, if necessary, the indemnity escrow account of $2.3 million to recover the working capital shortfall once the amount of such shortfall had been finally determined.

    During the second quarter of fiscal year 2008, the valuation of Malibu’s net working capital amount as of the acquisition closing date was finalized, resulting in a disbursement of cash to the Company of $1.6 million from the escrow accounts. The remaining $1.0 million of consideration was allocated to goodwill as the working capital contingency was resolved, which resulted in an adjusted cash purchase price of $20.7 million.

Additionally, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of March 28, 2008, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense.

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

The following table summarizes the allocation of the fair value of Malibu’s assets acquired and liabilities assumed:

Net current liabilities	$(3,938)
Property, plant and equipment	719
Deferred tax liabilities	(703)
Identifiable intangible assets	8,790
Goodwill	15,865
$20,733

The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life (in years)	Amount
Non compete agreements	5	$530
Tradename	Indefinite	1,800
Antenna and Telemetry technology	25	5,300
Backlog	1	580
Customer relationships	15	580
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

5.           Long-Term Debt

Long-term debt comprises the following:

	March 28,	September 28,
	2008	2007
Term loan, expiring 2014	$95,750	$99,750
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of issue discount of $127 and $183	15,873	21,817
	236,623	246,567
Less: Current portion	2,000	1,000
Long-term portion	$234,623	$245,567

Standby letters of credit	$5,882	$3,725

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

CPI made repayments on the Term Loan of $4.0 million during the first six months of fiscal year 2008 and $250,000 during the fourth quarter of fiscal year 2007, leaving a principal balance of $95.75 million as of March 28, 2008. The $4.0 million Term Loan repayment during the first six months of fiscal year 2008 comprised the scheduled amortization payment of $250,000 for each of the first and second quarters of fiscal year 2008 and an optional prepayment of $3.5 million. A portion of the optional prepayment will be applied against the scheduled amortization payments due for the third and fourth quarters of fiscal year 2008 and those due for fiscal years 2009 and 2010.

At March 28, 2008, the amount available for borrowing under the Revolver, after taking into account the Company’s outstanding letters of credit of $5.9 million, was approximately $54.1 million.

See Note 12 “Subsequent Event” for a discussion of the additional $2.0 million prepayment of the Term Loan made in April 2008.

8% Senior Subordinated Notes due 2012 of CPI:  As of March 28, 2008, CPI had $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). The 8% Notes have no sinking fund requirements.

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

Floating Rate Senior Notes due 2015 of CPI International: As of March 28, 2008, after giving effect to the redemption of $6.0 million in principal amount of CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) on March 17, 2008, $16.0 million of aggregate principal remained outstanding under the FR Notes. The FR Notes were originally issued at a 1% discount. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due August 1, 2008 is 8.93625% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

Debt Maturities:    As of March 28, 2008, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2008 (remaining six months)	$2,000	$-	$-	$2,000
2009	-	-	-	-
2010	-	-	-	-
2011	93,750	-	-	93,750
2012	-	125,000	-	125,000
Thereafter	-	-	16,000	16,000
	$95,750	$125,000	$16,000	$236,750

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the Term Loan under the Senior Credit Facilities, which is assumed to mature on the earlier date of August 1, 2011 as described above under “Senior Credit Facilities,” and (2) a debt level based on mandatory repayments according to the contractual amortization schedule. The above table also excludes any unplanned optional prepayments.

As of March 28, 2008, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout the remainder of fiscal year 2008.

Loss on debt extinguishment: The redemption of $6.0 million in principal amount of the FR Notes on March 17, 2008, as discussed above, resulted in a loss on debt extinguishment of approximately $0.4 million, including non-cash write-offs of  $0.3 million of unamortized debt issue costs and issue discount costs and $0.1 million in cash payments primarily for call premiums.

Interest rate swap agreements:  See Note 6 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan.

6.           Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of March 28, 2008, the Company had outstanding forward contract commitments to purchase Canadian dollars for an aggregate U.S. notional amount of $18.8 million; the last forward contract expires on September 29, 2008. At March 28, 2008 and September 28, 2007, the fair value of foreign currency forward contracts was a net asset of $67,000 and $1.3 million, respectively, and the unrealized gain, net of related tax expense, was $5,000 and $1.2 million, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next 12 months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative in the consolidated statements of operations. The time value was not material for the first two quarters of fiscal years 2008 and 2007. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first two quarters of fiscal years 2008 and 2007. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the condensed consolidated statements of operations. Net income for the three and six months ended March 28, 2008 includes a recognized gain of $0.4 million from foreign currency forward contracts. Net income in the three and six months ended March 30, 2007 includes a recognized gain from foreign currency forward contracts of $0.1 million.

The Company also uses derivatives to hedge the interest rate exposure associated with its long- term debt. On September 21, 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts to match the expected pay down of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $85.0 million at March 28, 2008 and represented approximately 89% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At March 28, 2008, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.8 million (accrued expenses) and $1.6 million (other long-term liabilities), respectively. At September 28, 2007, the fair value of the short-term and long-term portions of the 2007 Swap was an asset of $0.1 million (other current assets) and a liability of $0.3 million (other long-term liabilities), respectively. At March 28, 2008 and September 28, 2007, the unrealized loss, net of tax, was $2.1 million and $0.1 million, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at March 28, 2008 were as follows:

Fiscal Year	Operating Leases
2008 (remaining six months)	$992
2009	1,435
2010	1,175
2011	507
2012	392
Thereafter	3,094
Total future minimum lease payments	$7,595

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.6 million and $1.2 million for the three and six months ended March 28, 2008, respectively, and to $0.5 million and $1.0 million for the corresponding periods of fiscal year 2007. Assets subject to capital leases at March 28, 2008 and September 28, 2007 were not material.

Guarantees: The Company has restricted cash of $1.8 million and $2.3 million as of March 28, 2008 and September 28, 2007, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Purchase commitments: As of March 28, 2008, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2008 (remaining six months)	$31,071
2009	5,966
2010	388
2011	307
Total purchase commitments	$37,732

Contingent Earnout Consideration: As discussed in Note 4, in addition to the $20.5 million of net cash consideration paid for the Malibu acquisition, there is a potential earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition, and a discretionary earnout of

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. The Company does not expect to make an earnout payment for fiscal year 2008.

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

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2008.

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

8.	Stock-based Compensation Plans

As of March 28, 2008, the Company had an aggregate of 1.2 million shares of its common stock available for future grant and approximately 3.4 million options that were outstanding under its various equity plans. Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Stock Options: The following table summarizes stock option activity as of March 28, 2008, and changes during the six months ended March 28, 2008 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184
Granted	208,750	16.79
Exercised	-	-
Forfeited or cancelled	-	-
Balance at March 28, 2008	3,379,831	$6.30	6.30	$17,585	2,488,350	$3.43	5.61	$16,658

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $9.98 as of March 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 28, 2008, 2,411,100 exercisable options were in-the-money.

There were no options exercised during the three and six months ended March 28, 2008. During the three and six months ended March 30, 2007, cash received from option exercises was approximately $0.5 million, and the total intrinsic value of options exercised was $2.5 million and $2.8 million, respectively. As of March 28, 2008, there was approximately $5.0 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Stock Purchase Plan:  Employees purchased 13,742 shares for $0.2 million and 26,743 shares for $0.4 million in the three and six months ended March 28, 2008, respectively, under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of March 28, 2008, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: As of March 28, 2008 there were outstanding 120,254 shares of nonvested restricted stock and restricted stock units, and as of September 28, 2007 there were outstanding 11,466 shares of nonvested restricted stock, in each case granted to directors and employees. The restricted stock and restricted stock units vest over periods of one to four years and have a 10 year contractual life. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of March 28, 2008, and changes during the six months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 28, 2007	11,466	$17.44
Granted	114,461	15.22
Vested	(5,673)	17.62
Forfeited	-	-
Nonvested at March 28, 2008	120,254	$15.32

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at March 28, 2008 was $1.2 million. As of March 28, 2008, there was $1.7 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average vesting period of 2.1 years.

The Company settles stock option exercises, restricted stock awards and restricted stock units with newly issued common shares.

Valuation and Expense Information under SFAS No. 123(R)

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the 2006 ESPP based on estimated fair values. The following table summarizes stock-based compensation expense for the three and six months ended March 28, 2008 and March 30, 2007, which was allocated as follows:

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$111	$63	$191	$102
Research and development	38	16	69	26
Selling and marketing	59	32	104	51
General and administrative	342	177	610	314
	$550	$288	$974	$493

Share-based compensation cost capitalized in inventory	$119	$63	$215	$107
Share-based compensation cost remaining in inventory at end of period	$72	$36	$72	$36

Share-based compensation expense by type of award:
Stock options and stock purchase plan	$433	$260	$807	$435
Restricted stock and restricted stock units	117	28	167	58
	$550	$288	$974	$493

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $19,000 during the three and six months ended March 28, 2008. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $1.0 million and $1.1 million during the three and six months ended March 30, 2007, respectively.

There were no stock options granted during the three months ended March 28, 2008. The weighted-average estimated fair value of stock options granted during the six months ended March 28,

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)
2008 was $7.83 per share. The weighted-average estimated fair value of stock options granted during the three and six months ended March 30, 2007 was $9.07 and $7.69 per share, respectively. Assumptions used in the Black-Scholes model to estimate the fair value of stock option grants during each period are presented below.

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Expected term (in years)	*	5.99	6.25	6.24
Expected volatility	*	49.33%	41.20%	49.33%
Risk-free rate	*	4.73%	3.82%	4.56%
Dividend yield	*	0%	0%	0%
* No new stock options were issued during the three months ended March 28, 2008.

Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company’s historical data is limited, the expected term of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $2.67 and $2.76 per share during the three and six months ended March 28, 2008, respectively, and $2.25 and $2.11 per share during the three and six months ended March 30, 2007, respectively.

Using the market price of the Company’s common stock on the date of grant, the weighted-average estimated fair value of restricted stock and restricted stock units granted was $10.98 and $15.22 per share during the three and six months ended March 28, 2008, respectively, and $9.07 per share during the three and six months ended March 30, 2007.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended March 28, 2008 and for the corresponding periods of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

9.           Income Taxes

The Company recorded an income tax provision of $4.1 million and $6.8 million for the six months ended March 28, 2008 and March 30, 2007, respectively. The Company’s effective tax rate was approximately 32% for the six months ended March 28, 2008 as compared to approximately 37% for the corresponding period of fiscal year 2007.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Income tax expense for the three months ended March 28, 2008 includes a tax benefit of approximately $0.4 million attributable to the correction of an immaterial error that arose in the fourth quarter of fiscal year 2007 relating to the warranty expense tax deduction at a foreign tax jurisdiction.

CPI International adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of fiscal year 2008 commencing on September 29, 2007.  In connection with the Company’s adoption of FIN No. 48, there was no cumulative effect adjustment necessary to the September 29, 2007 balance of retained earnings. The total unrecognized tax benefit was $6.8 million and $6.3 million as of March 28, 2008 and September 29, 2007, respectively, and is reported as a current liability (income taxes payable) since it is expected to be settled within 12 months of the reporting date. Of the total unrecognized tax benefit balance, $6.2 million and $5.7 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of March 28, 2008 and September 29, 2007, respectively. The interest expense with uncertain tax positions are accrued as a component of income tax expense in the statements of operations and comprehensive income. As of March 28, 2008 and September 29, 2007, the Company had accrued $1.6 million and $1.3 million of interest, respectively. The Company had minimal penalties accrued in income tax expense.

    The Company is subject to U.S. federal, California, Massachusetts and Canada income tax as well as income tax in various other states, local and international jurisdictions. Fiscal years 2004 to 2007 remain open to examination by the foregoing major taxing jurisdictions to which the Company is subject, with the exception of California which is open from 2003 to 2007. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several states, local and international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002. The years under examination by other taxing authorities vary, with the earliest year being 2004.

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

10.           Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period, excluding outstanding nonvested restricted shares subject to repurchase. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options and nonvested restricted shares using the treasury stock method.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Weighted average common shares outstanding -- Basic	16,387	16,253	16,379	16,161
Effect of dilutive stock options and nonvested restricted stock awards and units	1,269	1,477	1,365	1,485
Weighted average common shares outstanding -- Diluted	17,656	17,730	17,744	17,646

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended March 28, 2008, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million and 0.7 million shares, respectively. For the three and six months ended March 30, 2007, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.6 million and 0.5 million shares, respectively.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Sales to external customers
VED	$73,744	$72,216	$137,734	$139,191
Satcom equipment	17,134	16,228	34,709	32,976
Other	3,926	-	8,271	-
	$94,804	$88,444	$180,714	$172,167
Intersegment product transfers
VED	$7,287	$4,582	$13,148	$9,705
Satcom equipment	14	9	63	9
	$7,301	$4,591	$13,211	$9,714
Capital expenditures
VED	$502	$2,429	$1,344	$5,231
Satcom equipment	210	22	654	22
Other	159	25	560	94
	$871	$2,476	$2,558	$5,347
EBITDA
VED	$18,647	$17,932	$32,287	$35,516
Satcom equipment	656	1,121	2,377	2,618
Other	(3,460)	(2,743)	(6,899)	(4,739)
	$15,843	$16,310	$27,765	$33,395

	March 28,	September 28,
	2008	2007
Total assets
VED	$333,284	$335,926
Satcom equipment	48,155	49,266
Other	85,986	91,030
	$467,425	$476,222

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

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net income	$6,154	$5,760	$8,664	$11,595
Depreciation and amortization	2,742	2,188	5,392	4,382
Interest expense, net	4,805	5,275	9,617	10,614
Income tax expense	2,142	3,087	4,092	6,804
EBITDA	$15,843	$16,310	$27,765	$33,395

Net property, plant and equipment by geographic area was as follows:

	March 28,	September 28,
	2008	2007
United States	$50,526	$51,704
Canada	14,247	14,308
Other	46	36
	$64,819	$66,048

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill by geographic area was as follows:

	March 28,	September 28,
	2008	2007
United States	$114,221	$113,310
Canada	48,314	48,263
	$162,535	$161,573

The increase in goodwill from September 28, 2007 to March 28, 2008 was primarily due to a purchase price adjustment associated with the acquisition of Malibu. See Note 4.

Geographic sales by customer location were as follows for external customers:

	Three Months Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
United States	$62,206	$52,577	$116,729	$102,081
All foreign countries	32,598	35,867	63,985	70,086
Total sales	$94,804	$88,444	$180,714	$172,167

There were no individual foreign countries with sales greater than 10% of total sales for the `periods presented.

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the three and six months ended March 28, 2008 and in the corresponding periods of fiscal year 2007. Direct sales to the U.S. Government were $16.1 million and $30.9 million for the three and six months ended March 28, 2008, respectively, and $14.1 million and $29.0 million for the three and six months ended March 30, 2007, respectively. Accounts receivable from this customer represented 13% and 15% of consolidated accounts receivable as of March 28, 2008 and September 28, 2007, respectively.

12.           Subsequent Event

On April 1, 2008, the Company made another optional prepayment of $2.0 million on its Term Loan, further reducing the balance of the loan to $93.75 million. The $2.0 million brings the total Term Loan repayments made in fiscal year 2008 to $6.0 million, including those that were applied against the scheduled amortization payments for the first and second quarters of fiscal year 2008. Including the April 1, 2008 $2.0 million Term Loan prepayment and the redemption of $6.0 million in principal amount of CPI International’s FR Notes made in the second quarter of fiscal year 2008, the Company has made an aggregate of $12.0 million in repayments of its debt to date in fiscal year 2008.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

13.           Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$184	$16,436	$800	$2,821	$-	$20,241
Restricted cash	-	-	1,606	184	-	1,790
Accounts receivable, net	-	25,413	12,511	12,795	-	50,719
Inventories	-	43,400	7,299	16,925	(763)	66,861
Deferred tax assets	-	9,260	-	688	-	9,948
Intercompany receivable	-	17,676	3,292	6,652	(27,620)	-
Prepaid and other current assets	-	2,371	835	581	-	3,787
Total current assets	184	114,556	26,343	40,646	(28,383)	153,346
Property, plant and equipment, net	-	47,349	3,184	14,286	-	64,819
Deferred debt issue costs, net	552	5,176	-	-	-	5,728
Intangible assets, net	-	57,550	14,683	7,968	-	80,201
Goodwill	-	92,557	21,715	48,263	-	162,535
Other long-term assets	-	424	272	100	-	796
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	176,007	97,861	-	-	(273,868)	-
Total assets	$176,743	$416,508	$66,197	$111,263	$(303,286)	$467,425

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$2,000	$-	$-	$-	$2,000
Accounts payable	249	10,874	2,860	7,866	-	21,849
Accrued expenses	230	18,038	3,260	4,517	-	26,045
Product warranty	-	2,630	501	1,821	-	4,952
Income taxes payable	-	(276)	203	5,173	-	5,100
Advance payments from customers	-	6,698	3,841	1,116	-	11,655
Intercompany payable	27,620	-	-	-	(27,620)	-
Total current liabilities	28,099	39,964	10,665	20,493	(27,620)	71,601
Deferred income taxes	-	20,941	-	5,369	-	26,310
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	15,873	218,750	-	-	-	234,623
Other long-term liabilities	-	1,923	-	197	-	2,120
Total liabilities	43,972	281,578	10,665	27,094	(28,655)	334,654
Common stock	165	-	-	-	-	165
Parent investment	-	55,967	43,824	57,919	(157,710)	-
Additional paid-in capital	70,165	-	-	-	-	70,165
Accumulated other comprehensive (loss) income	(2,265)	(2,265)	-	(220)	2,485	(2,265)
Retained earnings	64,706	81,228	11,708	26,470	(119,406)	64,706
Total stockholders’ equity	132,771	134,930	55,532	84,169	(274,631)	132,771
Total liabilities and stockholders' equity	$176,743	$416,508	$66,197	$111,263	$(303,286)	$467,425

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,378	$16,518	$958	$1,620	$-	$20,474
Restricted cash	-	-	1,945	310	-	2,255
Accounts receivable, net	-	25,857	10,816	15,916	-	52,589
Inventories	-	43,949	7,092	17,084	(678)	67,447
Deferred tax assets	-	9,272	3	469	-	9,744
Intercompany receivable	-	23,323	2,076	2,725	(28,124)	-
Prepaid and other current assets	-	3,250	545	844	-	4,639
Total current assets	1,378	122,169	23,435	38,968	(28,802)	157,148
Property, plant and equipment, net	-	48,327	3,382	14,339	-	66,048
Deferred debt issue costs, net	795	5,738	-	-	-	6,533
Intangible assets, net	-	67,008	6,465	8,270	-	81,743
Goodwill	-	107,462	5,848	48,263	-	161,573
Other long-term assets	-	3,077	-	100	-	3,177
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	175,889	65,491	-	-	(241,380)	-
Total assets	$178,062	$420,307	$39,130	$109,940	$(271,217)	$476,222

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$1,000	$-	$-	$-	$1,000
Accounts payable	224	10,421	2,430	8,719	-	21,794
Accrued expenses	404	16,695	3,991	5,259	-	26,349
Product warranty	-	3,141	481	1,956	-	5,578
Income taxes payable	-	1,888	562	6,298	-	8,748
Advance payments from customers	-	5,926	4,933	1,273	-	12,132
Intercompany payable	28,124	-	-	-	(28,124)	-
Total current liabilities	28,752	39,071	12,397	23,505	(28,124)	75,601
Deferred income taxes	31	22,833	-	5,530	-	28,394
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	21,817	223,750	-	-	-	245,567
Other long-term liabilities	-	547	-	207	-	754
Total liabilities	50,600	286,201	12,397	30,277	(29,159)	350,316
Common stock	164	-	-	-	-	164
Parent investment	-	60,705	19,167	57,746	(137,618)	-
Additional paid-in capital	68,763	-	-	-	-	68,763
Accumulated other comprehensive income	1,110	1,059	-	155	(1,387)	937
Retained earnings	57,425	72,342	7,566	21,762	(103,053)	56,042
Total stockholders’ equity	127,462	134,106	26,733	79,663	(242,058)	125,906
Total liabilities and stockholders' equity	$178,062	$420,307	$39,130	$109,940	$(271,217)	$476,222

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$60,336	$21,125	$34,490	$(21,147)	$94,804
Cost of sales	-	42,877	17,891	27,079	(21,109)	66,738
Gross profit	-	17,459	3,234	7,411	(38)	28,066
Operating costs and expenses:
Research and development	-	729	272	1,929	-	2,930
Selling and marketing	-	2,070	1,175	2,083	-	5,328
General and administrative	-	3,817	1,018	657	-	5,492
Amortization of acquisition-related
intangible assets	-	100	531	150	-	781
Net loss on disposition of assets	-	22	10	9	-	41
Total operating costs and expenses	-	6,738	3,006	4,828	-	14,572
Operating income	-	10,721	228	2,583	(38)	13,494
Interest expense (income), net	512	4,314	(17)	(4)	-	4,805
Loss on debt extinguishment	393	-	-	-	-	393
(Loss) income before income tax expense
and equity in income of subsidiaries	(905)	6,407	245	2,587	(38)	8,296
Income tax (benefit) expense	(344)	2,741	(135)	(120)	-	2,142
Equity in income of subsidiaries	6,715	3,049	-	-	(9,764)	-
Net income	$6,154	$6,715	$380	$2,707	$(9,802)	$6,154

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended March 30, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$56,666	$16,351	$34,143	$(18,716)	$88,444
Cost of sales	-	40,211	13,642	26,255	(19,369)	60,739
Gross profit	-	16,455	2,709	7,888	653	27,705
Operating costs and expenses:
Research and development	-	902	-	1,450	-	2,352
Selling and marketing	-	2,015	869	1,915	-	4,799
General and administrative	-	4,402	515	929	-	5,846
Amortization of acquisition-related
intangible assets	-	334	62	150	-	546
Net loss on disposition of assets	-	17	-	23	-	40
Total operating costs and expenses	-	7,670	1,446	4,467	-	13,583
Operating income	-	8,785	1,263	3,421	653	14,122
Interest expense (income), net	2,072	3,328	(9)	(116)	-	5,275
(Loss) income before income tax expense
and equity in income of subsidiaries	(2,072)	5,457	1,272	3,537	653	8,847
Income tax (benefit) expense	(787)	2,650	356	868	-	3,087
Equity in income of subsidiaries	7,045	4,238	-	-	(11,283)	-
Net income	$5,760	$7,045	$916	$2,669	$(10,630)	$5,760

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Six Months Ended March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$110,098	$40,951	$69,328	$(39,663)	$180,714
Cost of sales	-	80,308	34,476	53,306	(39,578)	128,512
Gross profit	-	29,790	6,475	16,022	(85)	52,202
Operating costs and expenses:
Research and development	-	1,621	421	3,612	-	5,654
Selling and marketing	-	3,993	2,187	4,320	-	10,500
General and administrative	-	7,535	2,088	2,022	-	11,645
Amortization of acquisition-related
intangible assets	-	668	593	301	-	1,562
Net loss on disposition of assets	-	44	12	19	-	75
Total operating costs and expenses	-	13,861	5,301	10,274	-	29,436
Operating income	-	15,929	1,174	5,748	(85)	22,766
Interest expense (income), net	1,057	8,599	(37)	(2)	-	9,617
Loss on debt extinguishment	393	-	-	-	-	393
(Loss) income before income tax expense
and equity in income of subsidiaries	(1,450)	7,330	1,211	5,750	(85)	12,756
Income tax (benefit) expense	(551)	3,482	119	1,042	-	4,092
Equity in income of subsidiaries	9,563	5,715	-	-	(15,278)	-
Net income	$8,664	$9,563	$1,092	$4,708	$(15,363)	$8,664

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Six Months Ended March 30, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$108,031	$30,931	$68,686	$(35,481)	$172,167
Cost of sales	-	75,706	25,707	52,681	(36,213)	117,881
Gross profit	-	32,325	5,224	16,005	732	54,286
Operating costs and expenses:
Research and development	-	1,545	-	2,698	-	4,243
Selling and marketing	-	3,984	1,698	3,946	-	9,628
General and administrative	-	8,093	722	1,435	-	10,250
Amortization of acquisition-related
intangible assets	-	668	125	301	-	1,094
Net loss on disposition of assets	-	17	-	41	-	58
Total operating costs and expenses	-	14,307	2,545	8,421	-	25,273
Operating income	-	18,018	2,679	7,584	732	29,013
Interest expense (income), net	4,120	6,619	(15)	(110)	-	10,614
(Loss) income before income tax expense
and equity in income of subsidiaries	(4,120)	11,399	2,694	7,694	732	18,399
Income tax (benefit) expense	(1,566)	5,221	737	2,412	-	6,804
Equity in income of subsidiaries	14,149	7,971	-	-	(22,120)	-
Net income	$11,595	$14,149	$1,957	$5,282	$(21,388)	$11,595

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,812)	$1,779	$8,749	$1,723	$-	$10,439
Cash flows from investing activities
Capital expenditures	-	(1,941)	(95)	(522)	-	(2,558)
Proceeds from adjustment to acquisition purchase price	-	1,615	-	-	-	1,615
Payment of patent application fees	-	-	(147)	-	-	(147)
Net cash used in investing activities	-	(326)	(242)	(522)	-	(1,090)
Cash flows from financing activities
Repayments of debt	(6,000)	(4,000)	-	-	-	(10,000)
Proceeds from issuance of common stock to employees	418	-	-	-	-	418
Intercompany dividends	6,200	(6,200)	-	-	-	-
Net cash provided by (used in) financing activities	618	(10,200)	-	-	-	(9,582)
Net (decrease) increase in cash and cash equivalents	(1,194)	(8,747)	8,507	1,201	-	(233)
Cash and cash equivalents at beginning of period	1,378	16,518	958	1,620	-	20,474
Cash and cash equivalents at end of period	$184	$7,771	$9,465	$2,821	$-	$20,241

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 30, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(563)	$2,888	$239	$3,735	$-	$6,299
Cash flows from investing activities
Capital expenditures	-	(1,634)	(21)	(3,692)	-	(5,347)
Capitalized expenses relating to potential business acquisition	-	(119)	-	-	-	(119)
Net cash used in investing activities	-	(1,753)	(21)	(3,692)	-	(5,466)
Cash flows from financing activities
Repayments of debt	-	(5,000)	-	-	-	(5,000)
Proceeds from issuance of common stock to employees	398	-	-	-	-	398
Proceeds from exercise of stock options	542	-	-	-	-	542
Excess tax benefit on stock option exercises	-	679	-	-	-	679
Net cash provided by (used in) financing activities	940	(4,321)	-	-	-	(3,381)
Net increase (decrease) in cash and cash equivalents	377	(3,186)	218	43	-	(2,548)
Cash and cash equivalents at beginning of period	139	28,299	290	1,425	-	30,153
Cash and cash equivalents at end of period	$516	$25,113	$508	$1,468	$-	$27,605

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

Acquisition of Malibu Research Associates, Inc.

On August 10, 2007, we completed the acquisition of all of the outstanding common stock of Malibu Research Associates, Inc. (“Malibu”). Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems. Under the terms of the purchase agreement, at the closing of the acquisition, we paid cash of approximately $22.4 million, which included $2.3 million and $1.0 million placed into indemnity and working capital escrow accounts, respectively. The indemnity escrow amount was provided to ensure funds are available to satisfy potential indemnification claims asserted prior to January 1, 2009, and the working capital escrow amount was provided to satisfy any negative differences between the estimated working capital amount as of the acquisition closing date and the actual working capital amount at the acquisition closing date.

For financial reporting purposes, consideration of approximately $2.6 million, which was part of the cash consideration paid for Malibu at the closing of the acquisiton, was excluded from the purchase price allocation and was reported as other long-term assets in the consolidated balance sheet at September 28, 2007.  This consideration amount represents the difference between the estimated working capital amount as of the acquisition closing date and the actual working capital amount as of the acquisition closing date. In accordance with SFAS No. 141, any contingent consideration that has not been determined beyond a reasonable doubt is excluded from the purchase price allocation until the contingency is resolved. We intended to make a claim against the working capital escrow account of $1.0 million and, if necessary, the indemnity escrow account of $2.3 million to recover the working capital shortfall once the amount of such shortfall had been finally determined.

    During the second quarter of fiscal year 2008, the valuation of Malibu’s net working capital amount as of the acquisition closing date was finalized, resulting in a disbursement of cash to us of $1.6 million from the escrow accounts. The remaining $1.0 million of consideration was allocated to goodwill as the working capital contingency was resolved, which resulted in an adjusted cash purchase price of $20.7 million.

Additionally, we may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition; and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals.

Orders

We sell our products into six end markets: radar, electronic warfare, medical, communications, industrial and scientific.  Because they have similar characteristics, our radar and electronic warfare markets together are frequently referred to as “defense markets.”

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

Our orders by market for the six months ended March 28, 2008 and March 30, 2007 are summarized as follows (dollars in millions):

	Six Months Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$70.7	38%	$76.3	41%	$(5.6)	(7	) %
Medical	36.7	20	36.8	20	(0.1)	-
Communications	55.9	30	54.6	30	1.3	2
Industrial	14.3	8	10.6	6	3.7	35
Scientific	7.6	4	5.9	3	1.7	29
Total	$185.2	100%	$184.2	100%	$1.0	1%

In the six months ended March 28, 2008, our new Malibu division received orders totaling $11.6 million, of which approximately one-third was in the radar market and approximately two-thirds were in the communications market. As we acquired Malibu in August 2007, orders from the Malibu division are not included in our results for the six months ended March 30, 2007.

    Explanations for the order increase or decrease by market for the six months ended March 28, 2008 compared to the corresponding period of fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 7% from an aggregate of $76.3 million in the six months ended March 30, 2007 to an aggregate of $70.7 million in the six months ended March 28, 2008. The decrease in orders for these combined markets primarily resulted from decreased demand for radar products to support Aegis weapons system and continued delays in the placement of orders, and was partially offset by radar orders received by our recently acquired Malibu division.

Demand for our products to support ships with the Aegis weapons system has two components: we support new ship builds and we provide spare and repair products for previously fielded ships. Over the past several years, we have seen high demand for products to support a significant number of new ship builds for the Aegis weapons program for U.S. and international military customers. We have now received all orders for our products required to support these new ship builds. As a result, we expect the demand to be primarily for spare and repair products and, therefore, at overall lower levels than in the past several years. We expect demand for our products to increase again as the new ships are commissioned, deployed and added to the installed base, after which they will require spare and repair products.

During fiscal year 2008, we have been experiencing delays in the receipt of orders for radar and electronic warfare programs, which subsequently impacts the timing of our sales for these programs, and we expect these delays to continue for the foreseeable future.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, positron emission tomography (“PET”) and magnetic resonance imaging (“MRI”), and for radiation therapy applications for the treatment of cancer. Order levels in this market were essentially unchanged.

A Russian tender program in which we participated in fiscal years 2006 and 2007 will not recur in fiscal year 2008. In the six months ended March 30, 2007, we received approximately $1.4 million of the fiscal year’s $5.8 million in orders for the Russian tender program. In the six months ended March 28, 2008, the decrease in x-ray generator orders for this Russian tender program was offset by growth in orders for x-ray generators for international customers.

In fiscal year 2007, demand for products for MRI applications was very strong, as a large customer ordered a two-year supply of these products in one fiscal year, and we shipped a significant amount of these products during that fiscal year. As a result, in the first half of fiscal year 2008, orders for products for MRI applications decreased approximately $2.2 million. This decrease was partially offset by an increase in orders for products for radiation therapy applications.

•
Communications: The 2% increase in communications orders was primarily attributable to telemetry orders received by our recently acquired Malibu division, as well as the receipt of our first production orders, totaling approximately $3 million, for Increment One of the

Warfighter Information Network Tactical (“WIN-T”) military communications program. These increases were partially offset by a decrease in orders for certain military communications programs, including WIN-T’s predecessor program, the Joint Network Node (“JNN”) military communications program, for which we had strong demand in the first six months of fiscal year 2007, and a decrease in orders for direct-to-home broadcast applications due to order timing. In the six months ended March 28, 2008, as the WIN-T program began to ramp up for production, orders to support the predecessor JNN program decreased $3.9 million due the completion of that program.  Once the WIN-T program is fully ramped up for production, we expect that our overall participation levels in the WIN-T program will be significantly higher than our participation levels in the previous JNN program.

•
Industrial: Orders in the industrial market are cyclical. The $3.7 million increase in industrial orders was attributable to orders for products used in a wide variety of industrial applications, including industrial fabrication applications, international test systems and food processing, cargo screening and other industrial applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.7 million increase in scientific orders was primarily the result of orders for products to support a new accelerator project for fusion research at an international scientific institute.  This increase was partially offset by decreases in orders for certain other scientific programs due to the timing of orders for those programs.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

    As of March 28, 2008, we had an order backlog of $201.8 million compared to an order backlog of $196.4 million as of September 28, 2007. Approximately $3.0 million of the $5.4 million increase in backlog during the six months ended March 28, 2008 was due to orders at our recently acquired Malibu division. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. As a result, we expect that our total backlog will not generally grow at the same rate as our total sales, because the markets where we are expecting higher growth (i.e., the medical and communications markets) are primarily commercial rather than government.

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

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$94.8	100.0%	$88.4	100.0%	$6.4
Cost of sales	66.7	70.4	60.7	68.7	6.0
Gross profit	28.1	29.6	27.7	31.3	0.4
Research and development	2.9	3.1	2.4	2.7	0.5
Selling and marketing	5.3	5.6	4.8	5.4	0.5
General and administrative	5.5	5.8	5.8	6.6	(0.3)
Amortization of acquisition-
related intangibles	0.8	0.8	0.5	0.6	0.3
Net loss on disposition of assets	-	-	-	-	-
Operating income	13.5	14.2	14.1	16.0	(0.6)
Interest expense, net	4.8	5.1	5.3	6.0	(0.5)
Loss on debt extinguishment	0.4	0.4	-	0.0	0.4
Income before taxes	8.3	8.7	8.8	10.0	(0.5)
Income tax expense	2.1	2.2	3.1	3.5	(1.0)
Net income	$6.2	6.5%	$5.8	6.6%	$0.4
Other Data:
EBITDA (a)	$15.8	16.7%	$16.3	18.4%	$(0.5)

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the three months ended March 28, 2008 and March 30, 2007 are summarized as follows (dollars in millions):

	Three Months Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$40.5	43%	$36.3	41%	$4.2	12%
Medical	17.1	18	17.0	19	0.1	1
Communications	27.6	29	27.0	31	0.6	2
Industrial	6.6	7	6.4	7	0.2	3
Scientific	3.0	3	1.7	2	1.3	76
Total	$94.8	100%	$88.4	100%	$6.4	7%

In the three months ended March 28, 2008, our new Malibu division generated sales totaling $3.9 million, of which approximately one-third was in the radar market and approximately two-thirds were in the communications market.  As we acquired Malibu in August 2007, sales from the Malibu division are not included in our results for the three months ended March 30, 2007.

Sales for the three months ended March 28, 2008 of $94.8 million were $6.4 million, or approximately 7%, higher than sales of $88.4 million for the second quarter of fiscal year 2007. Explanations for the sales increase or decrease by market for the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses.  The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets increased approximately 12% from $36.3 million in the second quarter of fiscal year 2007 to $40.5 million in the second quarter of fiscal year 2008, primarily due to increased sales of radar products to support the HAWK missile system and other military and weather radar systems, as well as sales of radar products by our recently acquired Malibu division.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI, and for radiation therapy applications for the treatment of cancer. Sales levels in this market were essentially unchanged.

A Russian tender program in which we participated in fiscal years 2006 and 2007 will not recur in fiscal year 2008. The $0.6 million decrease in x-ray generator sales for this Russian tender program was offset by growth in sales for x-ray generators for international customers. We are beginning to see some softening in demand for x-ray generators for U.S. customers due to the impact of the phasing in of the Deficit Reduction Act of 2005 and currently challenging credit conditions.

In fiscal year 2007, demand for products for MRI applications was very strong, as a large customer ordered a two-year supply of these products in one fiscal year, and we shipped a significant amount of these products during that fiscal year. As a result, in the second quarter of fiscal year 2008, sales of products for MRI applications decreased approximately $0.4 million.

•
Communications: The 2% increase in sales in the communications market was primarily the result of sales of telemetry products by our recently acquired Malibu division, as well as the start of our first production shipments for Increment One of the WIN-T military communications program and increased sales of satellite communications products for certain foreign broadcast network applications and military communications programs. These increases were partially offset by a decrease in sales of products for domestic direct-to-home applications as well as certain military communications programs, including the JNN program, for which we had strong sales in the three months ended March 30, 2007. In the three months ended March 28, 2008, we shipped $1.7 million in products to support the WIN-T military communications program as it began to ramp up for production. These sales were offset by a $1.7 million decrease in sales of products to support its predecessor, the JNN military communications program due to the completion of that program. We expect that our overall participation levels in the WIN-T program will be significantly higher than our participation levels in the previous JNN program.

•	Industrial: Sales in the industrial market are cyclical. The $0.2 million increase in industrial sales was due to sales of products used in a wide variety of industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.3 million increase in scientific sales was primarily the result of increased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in the second quarter of fiscal year 2009.

Gross Profit. Gross profit was $28.1 million, or 29.6% of sales, for the three months ended March 28, 2008, a $0.4 million increase from $27.7 million, or 31.3% of sales, for the three months ended March 30, 2007.  The favorable gross profit increase was the result of the $6.4 million increase in sales volume for the three months ended March 28, 2008 as compared to the corresponding period of fiscal year 2007, mostly offset by an increase in sales from engineering development programs that generally have lower gross margins. The weakness of the U.S. dollar for the three months ended March 28, 2008 as compared to the three months ended March 30, 2007 caused a reduction in gross profit of approximately $0.3 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts. In addition to the above, we are beginning to see additional pricing pressures for certain programs and increases in material costs, both of which negatively impact gross margins.

    In fiscal year 2008, we engaged in a higher level of new product and engineering development programs than in fiscal year 2007 in order to continue to grow our business. These programs typically result in lower gross margins and higher period-to-period variability of our financial results. Notable new product and engineering development programs currently include Increment One of the WIN-T military communications program, the EarthCARE cloud-profiling program and products to support the Active Denial System, counter-improvised explosive device (“counter-IED”) systems, cargo screening programs, high-resolution nuclear magnetic resonance (“NMR”) programs, next generation weather radar systems and higher-power medical applications, as well as our recently acquired Malibu division’s advanced antenna programs, including programs for phased array systems, tactical common data links for UAVs and wideband ground antenna systems.

Research and Development. Research and development expenses were $2.9 million, or 3.1% of sales, for the three months ended March 28, 2008, a $0.5 million increase from $2.4 million, or 2.7% of sales, for the three months ended March 30, 2007. The increase in research and development expenses for the three months ended March 28, 2008 compared to the corresponding period of fiscal year 2007 was due primarily to increased spending of $0.3 million on medical diagnostic imaging products and $0.3 million in development expenses at our recently acquired Malibu division. Total spending on research and development, including customer-sponsored research and development, was $6.4 million and $4.2 million for the three months ended March 28, 2008 and March 30, 2007, respectively. Customer-sponsored research and development was $3.5 million and $1.8 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

Selling and Marketing. Selling and marketing expenses were $5.3 million, or 5.6% of sales, for the three months ended March 28, 2008, a $0.5 million increase from the $4.8 million, or 5.4% of sales, for the three months ended March 30, 2007. The increase in selling and marketing expenses for the three months ended March 28, 2008 compared to the corresponding period of fiscal year 2007 reflects selling and marketing expenses of $0.4 million at our recently acquired Malibu division and the unfavorable impact of the weaker U.S. dollar on foreign-based expenses.

General and Administrative. General and administrative expenses were $5.5 million, or 5.8% of sales, for the three months ended March 28, 2008, a $0.3 million decrease from the $5.8 million, or 6.6% of sales, for the three months ended March 30, 2007. The reduction in general and administrative expenses in the three months ended March 28, 2008 was primarily due to favorable foreign currency translation of $0.4 million and $0.3 million of expenses incurred in the prior fiscal period associated with the evaluation of potential acquisition candidates that did not recur in the current fiscal period, partially offset by $0.5 million of administrative expenses for our recently acquired Malibu division. Foreign currency translation gains and losses are a result of the effect of exchange rate changes on certain foreign currency denominated balance sheet accounts translated into U.S. dollars.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.8 million for the three months ended March 28, 2008 and $0.5 million for the three months ended March 30, 2007.  The $0.3 million increase in amortization of acquisition-related intangibles is due to amortization of intangible assets for our recently acquired Malibu division.

Interest Expense, Net (“Interest Expense”). Interest Expense was $4.8 million, or 5.1% of sales, for the three months ended March 28, 2008, a $0.5 million decrease from the $5.3 million, or 6.0% of sales, for the three months ended March 30, 2007. The reduction in interest expense for the three months ended March 28, 2008 was primarily due to lower interest rates on our debt obligations during this period compared to the corresponding period of fiscal year 2007. The reduction in interest rates was primarily due to the refinancing of our senior credit facilities and redemption of a portion of our floating rate senior notes during the fourth quarter of fiscal year 2007.

Loss on Debt Extinguishment. Loss on debt extinguishment of $0.4 million in the three months ended March 28, 2008 resulted from the early redemption of $6.0 million of our floating rate senior notes in March 2008.  The loss on debt extinguishment consists of $0.3 million in non-cash write-offs of deferred debt issue costs and issue discount costs and $0.1 million in cash payments for call premiums.

Income Tax Expense. We recorded income tax expense of $2.1 million and $3.1 million for the three months ended March 28, 2008 and March 30, 2007, respectively. Our effective tax rate was approximately 26% for the three months ended March 28, 2008 as compared to approximately 35% for the three months ended March 30, 2007.  The effective tax rate for the three months ended March 28, 2008 includes a discrete tax benefit of approximately $0.4 million that is attributable to the fourth quarter of fiscal year 2007 relating to the correction of an immaterial error in the computation of the warranty expense tax deduction.

Net Income. Net income was $6.2 million, or 6.5% of sales, for the three months ended March 28, 2008 as compared to $5.8 million, or 6.6% of sales, in the three months ended March 30, 2007.  The $0.4 million increase in net income for the three months ended March 28, 2008 as compared to the corresponding period of fiscal year 2007 was primarily due to additional gross profit from the $6.4 million increase in sales volume and lower income tax expense for the three months ended March 28, 2008, mostly offset by increased sales of products from engineering development programs with lower gross margins in the three months ended March 28, 2008 and higher operating expenses from the acquisition of Malibu.

EBITDA. EBITDA was $15.8 million, or 16.7% of sales, for the three months ended March 28, 2008 as compared to $16.3 million, or 18.4% of sales, for the three months ended March 30, 2007. The $0.5 million decrease in EBITDA for the three months ended March 28, 2008 as compared to the corresponding period of fiscal year 2007 was primarily due to increased sales of products from engineering development programs with lower gross margins in the three months ended March 28, 2008.  These decreases to EBITDA were mostly offset by additional gross profit from the $6.4 million increase in sales volume.

Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$180.7	100.0%	$172.2	100.0%	$8.5
Cost of sales	128.5	71.1	117.9	68.5	10.6
Gross profit	52.2	28.9	54.3	31.5	(2.1)
Research and development	5.7	3.2	4.2	2.4	1.5
Selling and marketing	10.5	5.8	9.6	5.6	0.9
General and administrative	11.6	6.4	10.3	6.0	1.3
Amortization of acquisition-
related intangibles	1.6	0.9	1.1	0.6	0.5
Net loss on disposition of assets	0.1	0.1	0.1	0.1	-
Operating income	22.8	12.6	29.0	16.8	(6.2)
Interest expense, net	9.6	5.3	10.6	6.2	(1.0)
Loss on debt extinguishment	0.4	0.2	-	0.0	0.4
Income before taxes	12.8	7.1	18.4	10.7	(5.6)
Income tax expense	4.1	2.3	6.8	3.9	(2.7)
Net income	$8.7	4.8%	$11.6	6.7%	$(2.9)
Other Data:
EBITDA (a)	$27.8	15.4%	$33.4	19.4%	$(5.6)

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

For a reconciliation of EBITDA to Net Income, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the six months ended March 28, 2008 and March 30, 2007 are summarized as follows (dollars in millions):

	Six Months Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$75.9	42%	$70.3	40%	$5.6	8%
Medical	32.7	18	34.1	20	(1.4)	(4)
Communications	54.4	30	53.1	31	1.3	2
Industrial	12.1	7	11.4	7	0.7	6
Scientific	5.6	3	3.3	2	2.3	70
Total	$180.7	100%	$172.2	100%	$8.5	5%

In the six months ended March 28, 2008, our new Malibu division generated sales totaling $8.3 million, of which approximately 40 percent was in the radar market and approximately 60 percent was in the communications market.  As we acquired Malibu in August 2007, sales from the Malibu division are not included in our results for the first six months of fiscal year 2007.

Sales for the six months ended March 28, 2008 of $180.7 million were $8.5 million, or 5%, higher than sales of $172.2 million for the corresponding period of fiscal year 2007.  Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets increased approximately 8% from $70.3 million in the six months ended March 30, 2007 to $75.9 million in the corresponding period of fiscal year 2008. The increase in sales was due primarily to sales of radar products by our recently acquired Malibu division and increased sales to support the HAWK missile system and other radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI, and for radiation therapy applications for the treatment of cancer. The 4% decrease in sales of our medical products was primarily due to decreased sales of our products used in radiation therapy and decreased sales of our products used in MRI applications. The decrease in sales of radiation therapy products was primarily in the first quarter of fiscal year 2008. As expected, we received our annual large order for these radiation therapy products from a significant customer in the second quarter of fiscal year 2008.

In fiscal year 2007, demand for products for MRI applications was very strong, as a large customer ordered a two-year supply of these products in that year, and we shipped a significant amount of these products during that fiscal year. As a result, in the first six months of fiscal year 2008, sales of products for MRI applications decreased approximately $1.0 million.

A Russian tender program in which we participated in fiscal years 2006 and 2007 will not recur in fiscal year 2008. The decrease in x-ray generator sales for this Russian tender program was offset by growth in sales for x-ray generators for international customers. We are beginning to see some softening in demand for x-ray generators for U.S. customers due the impact of the phasing in of the Deficit Reduction Act of 2005 and currently challenging credit conditions, and sales of x-ray generators for U.S. customers in the first six months of fiscal year 2008 were $0.7 million lower than in the first six months of fiscal year 2007.

•
Communications: The 2% increase in sales in the communications market was primarily the result of sales of telemetry products by our recently acquired Malibu division, as well as the start of our first production shipments for Increment One of the WIN-T military communications program and increased sales of satellite communications products for certain foreign broadcast network applications and military communications programs. These increases were partially offset by a decrease in sales of products for certain military communications programs, including the JNN program, certain foreign broadcast network applications and domestic direct-to-home applications for which we had strong sales in the first six months of fiscal year 2007.

In the six months ended March 28, 2008, the $1.7 million increase in sales of products to support the WIN-T military communications program as it began to ramp up for production was offset by a $2.4 million decrease in sales of products to support its predecessor, the JNN military communications program. We expect that our overall participation levels in the WIN-T program will be significantly higher than our participation levels in the previous JNN program.

•	Industrial: Sales in the industrial market are cyclical. The $0.7 million increase in industrial sales was due to sales of products used a wide variety of industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.3 million increase in scientific sales was primarily the result of increased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in the second quarter of fiscal year 2009.

Gross Profit. Gross profit was $52.2 million, or 28.9% of sales, for the six months ended March 28, 2008, a $2.1 million decrease from $54.3 million, or 31.5% of sales, in the six months ended March 30, 2007. For the six months ended March 28, 2008 as compared to the corresponding period of fiscal year 2007, gross profit was unfavorably impacted by an increase in the sales of products from engineering development programs that generally have lower gross margins and the impact of the weaker U.S. dollar in the first six months of fiscal year 2008 as compared to the comparable period in fiscal year 2007, partially offset by gross profit resulting from the $8.5 million increase in sales volume. The weakness of the U.S. dollar for the six months ended March 28, 2008 as compared to the six months ended March 30, 2007 caused a reduction in gross profit of approximately $0.7 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts. In addition to the above, we are beginning to see additional pricing pressures for certain programs and increases in material costs, both of which negatively impact gross margins.

In fiscal year 2008, we engaged in a higher level of new product and engineering development programs than in fiscal year 2007 in order to continue to grow our business.  These programs typically result in lower gross margins and higher period-to-period variability of our financial results.  Notable new product and engineering development programs currently include Increment One of the WIN-T military communications program, the EarthCARE cloud-profiling program and products to support the Active Denial System, counter-IED systems, cargo screening programs, high-resolution NMR programs, next generation weather radar systems and higher-power medical applications, as well as our recently acquired Malibu division’s advanced antenna programs, including programs for phased array systems, tactical common data links for UAVs and wideband ground antenna systems.

        Research and Development. Research and development expenses were $5.7 million, or 3.2% of sales, for the six months ended March 28, 2008, a $1.5 million increase from $4.2 million, or 2.4% of sales, for the six months ended March 30, 2007.  The increase in research and development expenses for the six months ended March 28, 2008 compared to the corresponding period of fiscal year 2007 was due primarily to planned expenditures of $0.9 million on the Army's WIN-T program, and increased spending of $0.4 million on medical diagnostic imaging products and $0.4 million in development costs at our recently acquired Malibu division. Total spending on research and development, including company-sponsored amounts charged to research and development, and customer-sponsored amounts charged to cost of sales, increased to $12.9 million, or 7.1% of sales, in the first six months of fiscal year 2008 from $7.5 million, or 4.4% of sales, in the first six months of fiscal year 2007. Customer-sponsored research and development was $7.2 million and $3.3 million for the six months ended March 28, 2008 and March 30, 2007, respectively.

Selling and Marketing. Selling and marketing expenses were $10.5 million, or 5.8% of sales, for the six months ended March 28, 2008, a $0.9 million increase from the $9.6 million, or 5.6% of sales, for the six months ended March 30, 2007.  The increase in selling and marketing expenses for the six months ended March 28, 2008 compared to the corresponding period of fiscal year 2007 reflects selling and marketing expenses of $0.5 million at our recently acquired Malibu division, as well as the unfavorable impact of the weaker U.S. dollar on foreign-based expenses.

General and Administrative. General and administrative expenses were $11.6 million, or 6.4% of sales, for the six months ended March 28, 2008, a $1.3 million increase from the $10.3 million, or 6.0% of sales, for the six months ended March 30, 2007. The increase in general and administrative expenses in the six months ended March 28, 2008 was primarily due to $1.2 million of expenses for our recently acquired Malibu division, $0.3 million less of favorable foreign currency translation and higher stock compensation expense of $0.3 million, partially offset by lower expenses of $0.5 million associated with the evaluation of potential acquisition candidates in fiscal year 2007. Foreign currency translation gains and losses are a result of the effect of exchange rate changes on certain foreign currency denominated balance sheet accounts translated into U.S. dollars.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $1.6 million for the six months ended March 28, 2008 and $1.1 million for the six months ended March 30, 2007.  The $0.5 million increase in amortization of acquisition-related intangibles is due to amortization of intangible assets for our recently acquired Malibu division.

Interest Expense, Net (“Interest Expense”). Interest Expense of $9.6 million for the six months ended March 28, 2008 was $1.0 million lower than interest expense of $10.6 million for the six months ended March 30, 2007. The reduction in interest expense for the six months ended March 28, 2008 was primarily due to lower interest rates on our debt obligations during the 2008 period compared to the corresponding period of fiscal year 2007.  The reduction in interest rates was primarily due to the refinancing of our senior credit facilities and redemption of a portion of our floating rate senior notes during the fourth quarter of fiscal year 2007.

Loss on Debt Extinguishment. Loss on debt extinguishment of $0.4 million in the six months ended March 28, 2008 resulted from the early redemption of $6.0 million of our floating rate senior notes in March 2008.  The loss on debt extinguishment consists of $0.3 million in non-cash write-offs of deferred debt issue costs and issue discount costs and $0.1 million in cash payments for call premiums.

Income Tax Expense. We recorded income tax expense of $4.1 million and $6.8 million for the six months ended March 28, 2008 and March 30, 2007, respectively. Our effective tax rate was approximately 32% for the six months ended March 28, 2008 as compared to approximately 37% for the corresponding period of fiscal year 2007. The lower effective income tax rate in the six months ended March 28, 2008 is primarily due to a discrete tax benefit in the six months ended March 28, 2008 of $0.4 million related to the correction of an immaterial error that arose in the fourth quarter of fiscal year 2007, and also due to lower Canadian statutory income tax rates in the six months ended March 28, 2008.

Income tax expense for the six months ended March 28, 2008 includes a tax benefit of approximately $0.4 million that is attributable to the fourth quarter of fiscal year 2007 relating to the correction of an error in the computation of the warranty expense tax deduction in a foreign tax jurisdiction. Our estimated effective income tax rate for the second half of fiscal year 2008 is expected to be approximately 37%.

Net Income. Net income was $8.7 million, or 4.8% of sales, for the six months ended March 28, 2008 as compared to $11.6 million, or 6.7% of sales, in the six months ended March 30, 2007.  The $2.9 million decrease in net income for the six months ended March 28, 2008 as compared to the corresponding period of fiscal year 2007 was primarily due to increased sales of products from engineering development programs with lower gross margins in the six months ended March 28, 2008, increased spending on research and development, and the unfavorable impact from the translation of Canadian dollar denominated expenses to the U.S. dollar. These decreases to net income were partially offset by additional gross profit resulting from the $8.5 million increase in sales volume and lower interest expense in the six months ended March 28, 2008.

EBITDA. EBITDA was $27.8 million, or 15.4% of sales, for the six months ended March 28, 2008 as compared to $33.4 million, or 19.4% of sales, for the six months ended March 30, 2007. The $5.6 million decrease in EBITDA for the six months ended March 28, 2008 as compared to the corresponding period of fiscal year 2007 was primarily due to increased sales of products from engineering development programs with lower gross margins in the six months ended March 28, 2008, increased spending on research and development, and the unfavorable impact from the translation of Canadian dollar denominated expenses to the U.S. dollar.  These decreases to EBITDA were partially offset by additional gross profit resulting from the $8.5 million increase in sales volume.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in thousands):

	March 28, 2008	September 28, 2007
Cash and cash equivalents	$20,241	$20,474
Working capital	81,745	81,547

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we had restricted cash of $1.8 million as of March 28, 2008, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

The significant factors underlying the $0.2 million net decrease in cash and cash equivalents during the six months ended March 28, 2008 were the repayment of $4.0 million of the outstanding balance on our senior term loan, the redemption of $6.0 million in principal amount of our floating rate senior notes and capital expenditures of $2.6 million, partially offset by net cash provided by our operating activities of $10.4 million and a purchase price adjustment of $1.6 million for the Malibu acquisition.

We had total principal amount of debt outstanding of $236.75 million and $246.75 million as of March 28, 2008 and September 28, 2007, respectively. As of March 28, 2008, we had borrowing availability of $54.1 million under the revolver under our senior credit facilities.

As of April 1, 2008, after giving effect to an optional prepayment of 2.0 million on our senior term loan on such date, we had $234.75 million in total principal amount of debt outstanding,

Historical Operating, Investing and Financing Activities

Operating Activities

During the six months ended March 28, 2008 and March 30, 2007, we funded our operating activities through cash generated internally.

Operating activities provided cash of $10.4 million in the six months ended March 28, 2008, which was attributable to net income of $8.7 million and depreciation, amortization and other non-cash charges of $6.2 million, partially offset by $4.5 million for cash used for working capital. The primary uses of cash for working capital in the first six months of fiscal year 2008 were for reduction in income taxes payable of $3.6 million and a decrease in accrued expenses, including product warranty reserve, of $2.8 million, partially offset by $1.9 million decrease in accounts receivable.

Operating activities provided cash of $6.3 million in the six months ended March 30, 2007, which was attributable to net income of $11.6 million and depreciation, amortization and other non-cash charges of $5.4 million, partially offset by $10.7 million for cash used for working capital. The primary uses of cash for working capital in the first six months of fiscal year 2007 were for reduction in income taxes payable of $4.6 million due primarily to income tax payments from the taxable gain on the sale of our San Carlos property in fiscal year 2006, and increases in accounts receivable of $3.3 million and inventories of $2.8 million due to the timing of customer shipments.

 Investing Activities

For the six months ended March 28, 2008, net cash used in investing activities was $1.1 million, compared to $5.5 million for the six month ended March 30, 2007.

Investing activities for the six months ended March 28, 2008 consisted primarily of $2.6 million capital expenditures and $0.1 million payment of patent application fees. The amount of cash used in investing activities was partially offset by cash received as a result of a $1.6 million adjustment to the purchase price of Malibu based on the actual working capital of Malibu as of the acquisition closing date.

Investing activities for the six months ended March 30, 2007 consisted primarily of $5.4 million capital expenditures and $0.1 million of capitalized expenses relating to a potential business acquisition. Capital expenditures in the first six months of fiscal year 2007 included $3.5 million for a building expansion project for our Canadian manufacturing facility.

Financing Activities

For the six months ended March 28, 2008, net cash used in financing activities was $9.6 million, compared to $3.4 million for the six month ended March 30, 2007.

Net cash used in financing activities for the six months ended March 28, 2008 consisted primarily of a redemption of $6.0 million in principal amount of our floating rate senior notes and a term loan repayment of $4.0 million. The $4.0 million term loan repayment during the first six months of fiscal year 2008 comprised the scheduled amortization payment of $250,000 for each of the first and second quarters of fiscal year 2008 and an optional prepayment of $3.5 million. The cash used in financing activities for the first six months of fiscal year 2008 was partially offset by $0.4 million in proceeds from employee stock purchases.

Financing activities for the six months ended March 30, 2007 consisted primarily of a $5.0 million term loan repayment in December 2006 using available operating cash, partially offset by proceeds of $0.5 million from the exercise of stock options and $0.4 million from employee stock purchases, and $0.7 million of excess tax benefits from stock option exercises. The $5.0 million term loan repayment included a $1.7 million required annual excess cash flow prepayment for fiscal year 2006 and an optional prepayment of $3.3 million.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2007, and, therefore, no excess cash flow payment was made in the six months ended March 28, 2008.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the six month ended March 28, 2008 were $2.6 million. We expect total fiscal year 2008 capital expenditures to be approximately $5.0 to $6.0 million.

Recently Released Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective September 29, 2007, we adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on our financial position, net income or prior year financial statements. See Note 9, "Income Taxes," to the consolidated condensed financial statements included in this Form 10-Q for further discussion.

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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We will be required to adopt SFAS No. 161 in our second quarter of fiscal year 2009 commencing January 3, 2009 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

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

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectibility is reasonably assured. Value of sales under the percentage of completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

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

Product warranty

Our products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the consolidated condensed financial statements included in this report. We assess the adequacy of our preexisting warranty liabilities and adjust the balance based on actual experience and changes in future expectations. The determination of product warranty reserves requires us to make estimates of product return rates and expected cost to repair or replace the products under warranty. If actual repair and replacement costs differ significantly from our estimates, then adjustments to recognize additional cost of sales may be required.

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

At March 28, 2008 and September 28, 2007, the carrying amount of goodwill and other intangible assets, net was $242.7 million and $243.3 million, respectively. As of March 28, 2008, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At March 28, 2008 and September 28, 2007, the carrying amount of property, plant and equipment was $64.8 million and $66.0 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

At the beginning of fiscal year 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), and Staff Accounting Bulletin (“SAB”) No. 107, "Share-Based Payment," for our existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. We will continue to account for stock option awards outstanding at September 30, 2005 on a graded vesting basis using the intrinsic-value method of measuring equity share options.

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

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with SAB No. 107. In December 2007, the Securities and Exchange Commission issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, we will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. For the three and six months ended March 28, 2008, we recognized $0.6 million and $1.0 million, respectively, in stock-based compensation expense. For the three and six months ended March 30, 2007, we recognized $0.3 million and $0.5 million, respectively, in stock-based compensation expense.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, we adopted FIN No. 48 and related guidance. See Note 9 to the consolidated condensed financial statements included in this Form 10-Q for further discussion. FIN No. 48 requires that we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of March 28, 2008, we had fixed rate senior subordinated notes of $125.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $16.0 million floating rate senior notes due in 2015 and a $95.75 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. On September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the swap was $85.0 million at March 28,

2008 and represented approximately 89% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. At March 28, 2008, the unrealized loss, net of tax, on the swap was $2.1 million.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in interest rates over a one-year period would have on our floating rate senior notes and term loan under our senior credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and results in a net decrease of future annual earnings of approximately $0.1 million.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the three and six months ended March 28, 2008 and March 30. 2007.

As of March 28, 2008, we entered into Canadian dollar forward contracts for approximately $19.2 million (Canadian dollars), or approximately 70% of estimated Canadian dollar denominated expenses for April 2008 through September 2008, at an average rate of approximately $0.98 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.4 million annually to our net income or approximately 2.2 cents to basic earnings per share and 2.0 cents to diluted earnings per share.

Net income for the three and six months ended March 28, 2008 includes a recognized gain from foreign currency forward contracts of $0.4 million. Net income for the three and six months ended March 30, 2007 includes a recognized gain from foreign currency forward contracts of $0.1 million. At March 28, 2008 and September 28, 2007, the unrealized gain, net of tax, on Canadian dollar forward contracts was $5,000 and $1.2 million, respectively.

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

Part II:  OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

For a discussion of risk factors, see "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 28, 2007. There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our 2007 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held on February 26, 2008, the following proposals were presented for a vote of the stockholders of the Company:

Proposal No. 1: The election of the following two directors to serve for a three-year term ending at the 2011 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For Votes	Withheld Votes
Michael Targoff	14,002,823	1,958,641
William P. Rutledge	15,728,762	232,702

The term of office for the following directors continued after the Annual Meeting: O. Joe Caldarelli, Michael F. Finley, Jeffrey Hughes and Stephen R. Larson.

Proposal No. 2: The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

Votes	Shares
For	15,799,572
Against	101,592
Abstain	60,300

 Item 5.       Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CPI INTERNATIONAL, INC.

Dated: May 7, 2008	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)