Form 10-Q
period 2008-06-27
CPI INTERNATIONAL, INC.
filed 2008-08-06
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

 or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,393,356 shares of Common Stock, $0.01 par value, at August 5, 2008.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.                      Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	June 27,	September 28,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$26,197	$20,474
Restricted cash	1,205	2,255
Accounts receivable, net	48,379	52,589
Inventories	67,868	67,447
Deferred tax assets	10,023	9,744
Prepaid and other current assets	5,057	4,639
Total current assets	158,729	157,148
Property, plant, and equipment, net	63,487	66,048
Deferred debt issue costs, net	5,362	6,533
Intangible assets, net	79,355	81,743
Goodwill	162,392	161,573
Other long-term assets	795	3,177
Total assets	$470,120	$476,222

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$2,000	$1,000
Accounts payable	21,950	21,794
Accrued expenses	26,373	26,349
Product warranty	4,533	5,578
Income taxes payable	7,594	8,748
Advance payments from customers	12,184	12,132
Total current liabilities	74,634	75,601
Deferred income taxes	26,760	28,394
Long-term debt, less current portion	228,642	245,567
Other long-term liabilities	1,199	754
Total liabilities	331,235	350,316
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,511 and 16,370 shares issued; 16,375 and 16,370 shares outstanding)	165	164
Additional paid-in capital	70,987	68,763
Accumulated other comprehensive (loss) income	(997)	937
Retained earnings	70,530	56,042
Treasury stock, at cost (136 and 0 shares)	(1,800)	-
Total stockholders’ equity	138,885	125,906
Total liabilities and stockholders' equity	$470,120	$476,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$90,734	$87,318	$271,448	$259,485
Cost of sales	63,502	58,667	192,014	176,548
Gross profit	27,232	28,651	79,434	82,937
Operating costs and expenses:
Research and development	2,766	2,232	8,420	6,475
Selling and marketing	5,012	4,911	15,512	14,539
General and administrative	5,136	5,835	16,781	16,085
Amortization of acquisition-related intangible assets	782	548	2,344	1,642
Net loss on disposition of fixed assets	128	16	203	74
Total operating costs and expenses	13,824	13,542	43,260	38,815
Operating income	13,408	15,109	36,174	44,122
Interest expense, net	4,627	5,143	14,244	15,757
Loss on debt extinguishment	121	-	514	-
Income before income taxes	8,660	9,966	21,416	28,365
Income tax expense	2,836	1,835	6,928	8,639
Net income	$5,824	$8,131	$14,488	$19,726

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges	1,268	820	(1,934)	414
Comprehensive income	$7,092	$8,951	$12,554	$20,140

Earnings per share - Basic	$0.36	$0.50	$0.88	$1.22
Earnings per share - Diluted	$0.33	$0.46	$0.82	$1.11

Shares used to compute earnings per share - Basic	16,395	16,306	16,384	16,207
Shares used to compute earnings per share - Diluted	17,669	17,796	17,719	17,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Nine Months Ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities
Net cash provided by operating activities	$24,699	$19,259

Cash flows from investing activities
Capital expenditures	(3,288)	(6,392)
Proceeds from adjustment to acquisition purchase price	1,615	-
Capitalized expenses relating to potential business acquisition	-	(395)
Payment of patent application fees	(147)	-
Net cash used in investing activities	(1,820)	(6,787)

Cash flows from financing activities
Purchases of treasury stock	(1,800)	-
Repayments of debt	(16,000)	(5,000)
Proceeds from issuance of common stock to employees	639	520
Proceeds from exercise of stock options	3	604
Excess tax benefit on stock option exercises	2	671
Net cash used in financing activities	(17,156)	(3,205)

Net increase in cash and cash equivalents	5,723	9,267
Cash and cash equivalents at beginning of period	20,474	30,153
Cash and cash equivalents at end of period	$26,197	$39,420

Supplemental cash flow disclosures
Cash paid for interest	$10,020	$11,562
Cash paid for income taxes, net of refunds	$9,846	$12,799

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2008 comprises the 53-week period ending October 3, 2008 and fiscal year 2007 comprised the 52-week period ending September 28, 2007. The third quarters of fiscal years 2008 and 2007 both include 13 weeks. The first three quarters of fiscal years 2008 and 2007 both include 39 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 27, 2008 and for the three and nine months ended June 27, 2008 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.  The condensed consolidated balance sheet as of September 28, 2007 has been derived from the audited financial statements at that date. The results of operations for the interim period ended June 27, 2008 are not necessarily indicative of results to be expected for the full year.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective in the first quarter of fiscal year 2008 starting September 29, 2007, the Company adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on the Company’s financial position, net income or prior year financial statements. See Note 10, "Income Taxes," for further discussion.

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

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS No. 160 in its fiscal year 2010 commencing October 3, 2009. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS No. 141(R) in its fiscal year 2010 commencing October 3, 2009.

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will be required to adopt SFAS No. 161 in its

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

second quarter of fiscal year 2009 commencing January 3, 2009. This standard is not expected to have a material effect on the Company's financial position or results of operations, and will likely result in additional disclosures related to the Company’s derivatives.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will be required to adopt FSP FAS 142-3 in its fiscal year 2010 commencing October 3, 2009 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. for non-governmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP." Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." The Company is currently evaluating the impact that the adoption of SFAS No. 162, once effective, will have on its financial position and results of operations.

In June 2008, the FASB Issued Emerging Issues Task Force (“EITF”) No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. If finalized, EITF No. 08-3 would be effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and would be adopted by making a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company will be required to adopt EITF No. 08-3 in its fiscal year 2010 commencing October 3, 2009 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

3.	Supplemental Balance Sheet Information

     Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	June 27,	September 28,
	2008	2007
Accounts receivable	$48,477	$52,678
Less: Allowance for doubtful accounts	(98)	(89)
Accounts receivable, net	$48,379	$52,589

Inventories:    The following table provides details of inventories, net of reserves:

	June 27,	September 28,
	2008	2007
Raw material and parts	$39,168	$40,725
Work in process	20,899	18,168
Finished goods	7,801	8,554
	$67,868	$67,447

Reserve for excess, slow moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory:

	Nine Months Ended
	June 27,	June 29,
	2008	2007
Balance at beginning of fiscal year	$9,784	$8,822
Inventory provision, charged to cost of sales	988	803
Inventory write-offs	(1,619)	(710)
Balance at end of period	$9,153	$8,915

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Nine Months Ended
	June 27,	June 29,
	2008	2007
Balance at beginning of fiscal year	$2,700	$1,702
Provision for loss contracts, charged to cost of sales	1,932	970
Reduction upon revenue recognition	(2,702)	(1,202)
Balance at end of period	$1,930	$1,470

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	June 27,	June 29,
	2008	2007
Inventories	$1,112	$1,294
Accrued expenses	818	176
	$1,930	$1,470

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average Useful Life (in years)	June 27, 2008			September 28, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(2,734)	$27,966	$30,700	$(2,273)	$28,427
VED Application Technology	25	19,800	(3,515)	16,285	19,800	(2,921)	16,879
X-ray Generator and Satcom
Application Technology	15	8,000	(2,374)	5,626	8,000	(1,974)	6,026
Antenna and Telemetry
Technology	25	5,300	(188)	5,112	5,300	(29)	5,271
Customer backlog	1	580	(513)	67	580	(78)	502
Land lease	46	11,810	(1,118)	10,692	11,810	(928)	10,882
Tradename	Indefinite	7,600	-	7,600	7,600	-	7,600
Customer list and programs	25	6,280	(884)	5,396	6,280	(684)	5,596
Noncompete agreement	5	640	(176)	464	640	(80)	560
Patent application fees	-	147	-	147	-	-	-
		$90,857	$(11,502)	$79,355	$90,710	$(8,967)	$81,743

Intangible assets, net as of June 27, 2008 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Upon obtaining these patents, these costs will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

The amortization of intangible assets amounted to $0.8 million and $2.5 million for the three and nine months ended June 27, 2008, respectively, and $0.6 million and $1.8 million for the corresponding periods of fiscal year 2007.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2008 (remaining three months)	$769
2009	2,808
2010	2,786
2011	2,786
2012	2,772
Thereafter	59,834
$71,755

Goodwill:    The following table sets forth the changes in goodwill by reportable segment:

	VED	Satcom	Other	Total
Balance at September 28, 2007	$132,897	$13,830	$14,846	$161,573
Malibu purchase price and allocation adjustment	-	-	925	925
Other adjustments	-	-	(106)	(106)
Balance at June 27, 2008	$132,897	$13,830	$15,665	$162,392

    During the first nine months of fiscal year 2008, the Company finalized the purchase price valuation and allocation associated with its acquisition of Malibu Research Associates, Inc. in August 2007, resulting in a $0.9 million increase in goodwill. See Note 4 for details. Other adjustments primarily represent the change in Malibu goodwill recognized in connection with the filing of the 2007 income tax return during the third quarter of fiscal year 2008.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Nine Months Ended
	June 27,	June 29,
	2008	2007
Balance at beginning of fiscal year	$5,578	$5,958
Estimates for product warranty, charged to cost of sales	2,171	3,801
Actual costs of warranty claims	(3,216)	(4,232)
Balance at end of period	$4,533	$5,527

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

For financial reporting purposes, consideration of approximately $2.6 million, which was part of the cash consideration paid for Malibu at the closing of the acquisition, was excluded from the purchase price allocation and was reported as other long-term assets in the consolidated balance sheet at September 28, 2007.  This amount represents the difference between the estimated working capital amount as of the acquisition closing date and the actual working capital amount as of the acquisition closing date. In accordance with SFAS No. 141, any contingent consideration that has not been determined beyond a reasonable doubt is excluded from the purchase price allocation until the contingency is resolved. The Company intended to make a claim against the working capital escrow account of $1.0 million and, if necessary, the indemnity escrow account of $2.3 million to recover the working capital shortfall once the amount of such shortfall had been finally determined.

During the second quarter of fiscal year 2008, the valuation of Malibu’s net working capital amount as of the acquisition closing date was finalized, resulting in a disbursement of cash to the Company of $1.6 million from the escrow accounts. The remaining $1.0 million of consideration was allocated to goodwill as the working capital contingency was resolved, which resulted in an adjusted cash purchase price of $20.7 million. The remaining $1.8 million, including interest, held in the indemnity escrow account is available to cover potential indemnification claims asserted prior to January 1, 2009.

During the third quarter of fiscal year 2008, Malibu’s income tax return for its short fiscal period ended immediately preceding the closing date of the acquisition was finalized, resulting in a decrease in the assumed income tax payable and an offsetting reduction to goodwill of approximately $0.1 million.

Additionally, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”); and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of June 27, 2008, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. Preliminary calculations of the first year’s Financial Earnout as of June 27, 2008 indicate that no earnout was earned for the first

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition is reduced from $14.0 million to $12.3 million.

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

The following table summarizes the allocation of the fair value of Malibu’s assets acquired and liabilities assumed:

Net current liabilities	$(3,854)
Property, plant and equipment	719
Deferred tax liabilities	(703)
Identifiable intangible assets	8,790
Goodwill	15,781
$20,733

The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life (in years)	Amount
Non compete agreements	5	$530
Tradename	Indefinite	1,800
Antenna and Telemetry technology	25	5,300
Backlog	1	580
Customer relationships	15	580
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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

5.	Long-Term Debt

 Long-term debt comprises the following:

	June 27,	September 28,
	2008	2007
Term loan, expiring 2014	$91,750	$99,750
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of issue discount of $108 and $183	13,892	21,817
	230,642	246,567
Less: Current portion	2,000	1,000
Long-term portion	$228,642	$245,567

Standby letters of credit	$4,986	$3,725

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

CPI made repayments on the Term Loan of $8.0 million during the first nine months of fiscal year 2008 and $250,000 during the fourth quarter of fiscal year 2007, leaving a principal balance of $91.75 million as of June 27, 2008. The $8.0 million Term Loan repayment during the first nine months of fiscal year 2008 comprised the scheduled amortization payment of $250,000 for the first quarter of fiscal year 2008 and an optional prepayment of $7.75 million. A portion of the optional prepayment was applied against the scheduled amortization payment due for the second and third quarters of fiscal year 2008. Another portion of the optional prepayment will be applied against the scheduled amortization payment due for the fourth quarter of fiscal year 2008 and those scheduled amortization payments due through fiscal year 2014.

At June 27, 2008, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $5.0 million, was approximately $55.0 million.

See Note 13 “Subsequent Event” for a discussion of the additional $2.0 million prepayment of the Term Loan made in July 2008.

8% Senior Subordinated Notes due 2012 of CPI:  As of June 27, 2008, CPI had $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). The 8% Notes have no sinking fund requirements.

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

Floating Rate Senior Notes due 2015 of CPI International: As of June 27, 2008, $14.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $6.0 million and $2.0 million in the second and third quarters of fiscal year 2008, respectively. The FR Notes were originally issued at a 1% discount. The FR Notes have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due August 1, 2008 is 8.9% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1,

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

Debt Maturities:    As of June 27, 2008, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2008 (remaining three months)	$2,000	$-	$-	$2,000
2009	-	-	-	-
2010	-	-	-	-
2011	89,750	-	-	89,750
2012	-	125,000	-	125,000
Thereafter	-	-	14,000	14,000
	$91,750	$125,000	$14,000	$230,750

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the Term Loan under the Senior Credit Facilities, which is assumed to mature on the earlier date of August 1, 2011 as described above under “Senior Credit Facilities,” and (2) a debt level based on mandatory repayments according to the contractual amortization schedule. The $2.0 million amount shown for fiscal year 2008 for the Term Loan is an optional prepayment made on July 30, 2008. See Note 13.

As of June 27, 2008, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout the remainder of fiscal year 2008 and fiscal year 2009.

Loss on debt extinguishment: The redemption of $8.0 million in aggregate principal amount of the FR Notes in the second and third quarters of fiscal year 2008, as discussed above, resulted in a loss on debt extinguishment of approximately $0.5 million, including non-cash write-offs of $0.3 million of unamortized debt issue costs and issue discount costs and $0.2 million in cash payments primarily for call premiums.

Interest rate swap agreements:  See Note 6 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

6.     Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of June 27, 2008, the Company had outstanding forward contract commitments to purchase $17.0 million Canadian dollars. The last forward contract expires on December 29, 2008. At June 27, 2008 and September 28, 2007, the fair value of foreign currency forward contracts was a net asset of $0.2 million and $1.3 million, respectively, and the unrealized gain, net of related tax expense, was $0.2 million and $1.2 million, respectively.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain in operating earnings within the next 12 months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative in the consolidated statements of operations. The time value was not material for the first three quarters of fiscal years 2008 and 2007. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first three quarters of fiscal years 2008 and 2007. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the condensed consolidated statements of operations. Net income for the three and nine months ended June 27, 2008 includes a recognized loss of $0.1 million and gain of $0.3 million, respectively, from foreign currency forward contracts. Net income in the three and nine months ended June 29, 2007 includes a recognized loss from foreign currency forward contracts of $0.2 million.

The Company also uses derivatives to hedge the interest rate exposure associated with its long- term debt. On September 21, 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts to match the expected pay down of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $80.0 million at June 27, 2008 and represented approximately 87% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At June 27, 2008, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.0 million (accrued expenses) and $0.7 million (other long-term liabilities), respectively. At September 28, 2007, the fair value of the short-term and long-term portions of the 2007 Swap was an asset of $0.1 million (other current assets) and a liability of $0.3 million (other long-term liabilities), respectively. At June 27, 2008 and September 28, 2007, the unrealized loss, net of tax, was $1.0 million and $0.1 million, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.     Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at June 27, 2008 were as follows:

Fiscal Year	Operating Leases
2008 (remaining three months)	$573
2009	1,966
2010	1,657
2011	552
2012	456
Thereafter	3,094
$8,298

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.5 million and $1.7 million for the three and nine months ended June 27, 2008, respectively, and to $0.5 million and $1.4 million for the corresponding periods of fiscal year 2007. Assets subject to capital leases at June 27, 2008 and September 28, 2007 were not material.

Guarantees: The Company has restricted cash of $1.2 million and $2.3 million as of June 27, 2008 and September 28, 2007, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Purchase commitments: As of June 27, 2008, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2008 (remaining three months)	$24,328
2009	11,939
2010	1,350
2011	419
$38,036

Contingent Earnout Consideration: As discussed in Note 4, in addition to the $20.5 million of net cash consideration paid for the Malibu acquisition, there is a potential Financial Earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition, and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010.  Preliminary calculations of the first year’s Financial Earnout as of June 27,

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2008 indicate that no earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition is reduced from $14.0 million to $12.3 million.

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

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2008.

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

8.	Stock Repurchase Program

On May 28, 2008, the Company announced that its board of directors authorized the Company to implement a program to repurchase up to $12.0 million of the Company's common stock from time to time, funded entirely from cash on hand. Repurchases made under the program are subject to the terms and limitations of Company's debt covenants, as well as market conditions and share price, and will be made at management's discretion in open market trades, through block trades or in privately negotiated transactions. The program may be modified or terminated by the Company's board of directors at any time. During the three months ended June 27, 2008, the Company repurchased 136,215 shares recorded as treasury stock, at an average per share price of $13.17, plus brokerage commissions of $0.04 per share, for an aggregate cost of $1.8 million.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

9.	Stock-based Compensation Plans

As of June 27, 2008, the Company had an aggregate of 1.2 million shares of its common stock available for future grant, and approximately 3.4 million options were outstanding, under its various equity plans. Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options: The following table summarizes stock option activity as of June 27, 2008, and changes during the nine months ended June 27, 2008 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184
Granted	208,750	16.79
Exercised	(599)	4.32
Forfeited or cancelled	(4,400)	16.58
Balance at June 27, 2008	3,374,832	$6.29	6.04	$25,131	2,565,069	$3.83	5.41	$23,774

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $12.91 as of June 27, 2008, that would have been received by the option holders had all option holders exercised their options as of that date. As of June 27, 2008, 2,417,394 exercisable options were in-the-money.

During the three and nine months ended June 27, 2008, cash received from option exercises was approximately $2,600, and the total intrinsic value of options exercised was $5,500. During the three and nine months ended June 29, 2007, cash received from option exercises was approximately $0.1 million and $0.6 million, respectively, and the total intrinsic value of options exercised was $0.5 million and $3.2 million, respectively. As of June 27, 2008, there was approximately $4.6 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

Stock Purchase Plan:  Employees purchased 25,946 shares for $0.2 million and 52,689 shares for $0.6 million in the three and nine months ended June 27, 2008, respectively, under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of June 27, 2008, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: As of June 27, 2008 there were outstanding 119,554 shares of nonvested restricted stock and restricted stock units, and as of September 28, 2007 there were outstanding 11,466 shares of nonvested restricted stock, in each case granted to directors and employees. The restricted stock and restricted stock units vest over periods of one to four years and have a 10 year contractual life. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of June 27, 2008, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 28, 2007	11,466	$17.44
Granted	114,461	15.22
Vested	(5,848)	17.60
Forfeited	(525)	16.79
Nonvested at June 27, 2008	119,554	$15.31

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at June 27, 2008 was $1.5 million. As of June 27, 2008, there was $1.6 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average vesting period of 2.0 years.

The Company settles stock option exercises, restricted stock awards and restricted stock units with newly issued common shares.

Valuation and Expense Information under SFAS No. 123(R)

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the 2006 ESPP based on estimated fair values. The following table summarizes stock-based compensation expense for the three and nine months ended June 27, 2008 and June 29, 2007, which was allocated as follows:

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$116	$75	$307	$196
Research and development	43	25	112	68
Selling and marketing	61	28	165	87
General and administrative	374	209	984	538
	$594	$337	$1,568	$889

Share-based compensation cost capitalized in inventory	$120	$78	$335	$206
Share-based compensation cost remaining in inventory at end of period	$74	$39	$74	$39

Share-based compensation expense by type of award:
Stock options	$421	$277	$1,153	$712
Restricted stock and restricted stock units	134	27	301	85
Stock purchase plan	39	33	114	92
	$594	$337	$1,568	$889

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $3,000 and $22,000 during the three and nine months ended June 27, 2008, respectively. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.1 million and $1.1 million during the three and nine months ended June 29, 2007, respectively.

There were no stock options granted during the three months ended June 27, 2008. The weighted-average estimated fair value of stock options granted during the nine months ended June 27, 2008 was $7.83 per share. The weighted-average estimated fair value of stock options granted during the three and nine months ended June 29, 2007 was $10.71 and $7.75 per share, respectively. Assumptions used in the Black-Scholes model to estimate the fair value of stock option grants during each period are presented below.

	Three Months Ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Expected term (in years)	*	6.25	6.25	6.00 – 6.25
Expected volatility	*	49.33%	41.20%	49.33%
Risk-free rate	*	4.69%	3.82%	4.56% – 4.71%
Dividend yield	*	0%	0%	0%
* No new stock options were granted during the three months ended June 27, 2008.

Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company’s historical data is limited, the expected term of options granted is based on the simplified method for plain vanilla options in accordance with SEC Staff Accounting Bulletin (“SAB”)

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.50 and $2.14 per share during the three and nine months ended June 27, 2008, respectively, and $2.88 and $2.33 per share during the three and nine months ended June 29, 2007, respectively.

Using the market price of the Company’s common stock on the date of grant, the weighted-average estimated fair value of restricted stock and restricted stock units granted was $15.22 and $17.09 per share during the nine months ended June 27, 2008 and June 29, 2007, respectively. There were no restricted stock or restricted stock units granted during the three months ended June 27, 2008 and June 29, 2007.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended June 27, 2008 and for the corresponding periods of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

10.           Income Taxes

The Company recorded an income tax provision of $6.9 million and $8.6 million for the nine months ended June 27, 2008 and June 29, 2007, respectively. The Company’s effective tax rate was approximately 32% for the nine months ended June 27, 2008 as compared to approximately 30% for the corresponding period of fiscal year 2007.

Income tax expense for the three and nine months ended June 27, 2008 includes a reduction to the Company’s annual tax rate of approximately 1% to reflect a change in estimate for Canadian tax credits. Income tax expense for the nine months ended June 27, 2008 also includes a tax benefit of approximately $0.4 million attributable to the correction of an immaterial error that arose in the fourth quarter of fiscal year 2007 relating to the warranty expense tax deduction in a foreign tax jurisdiction.

Income tax expense for the three and nine months ended June 29, 2007 includes a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.

CPI International adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of fiscal year 2008 commencing on September 29, 2007.  In connection with the Company’s adoption of FIN No. 48, there was no cumulative effect adjustment necessary to the September 29, 2007 balance of retained earnings. The total unrecognized tax benefit, excluding any related interest accrual, was $5.9 million and $4.9 million as of June 27, 2008 and September 29, 2007, respectively, and is reported as a current liability (income taxes payable) since it is expected to be settled within 12 months of

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

the reporting date. Of the total unrecognized tax benefit balance, $4.8 million and $4.4 million would reduce the effective tax rate if recognized as of June 27, 2008 and September 29, 2007, respectively. The Company’s policy to classify interest and penalties on unrecognized tax benefits as a component of income tax expense in the statements of operations and comprehensive income did not change upon the adoption of FIN No. 48. As of June 27, 2008 and September 29, 2007, the Company had accrued $1.7 million and $1.3 million of interest, respectively. The Company had minimal penalties accrued in income tax expense.

    The Company is subject to U.S. federal, California, Massachusetts and Canada income tax as well as income tax in various other states, local and international jurisdictions. Fiscal years 2004 to 2007 remain open to examination by the foregoing taxing jurisdictions. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several states, local and international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002. The years under examination by other taxing authorities vary, with the earliest year being 2004.

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

11.           Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period, excluding outstanding nonvested restricted shares subject to repurchase. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options and nonvested restricted shares and nonvested restricted stock units using the treasury stock method.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Weighted average common shares outstanding -- Basic	16,395	16,306	16,384	16,207
Effect of dilutive stock options and nonvested restricted stock awards and units	1,274	1,490	1,335	1,489
Weighted average common shares outstanding -- Diluted	17,669	17,796	17,719	17,696

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended June 27, 2008, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million and 0.8 million shares, respectively. For the three and nine months ended June 29, 2007, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.5 million shares.

12.           Segments, Geographic and Customer Information

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Sales to external customers
VED	$68,770	$70,651	$206,504	$209,842
Satcom equipment	18,550	16,667	53,259	49,643
Other	3,414	-	11,685	-
	$90,734	$87,318	$271,448	$259,485
Intersegment product transfers
VED	$7,799	$6,903	$20,947	$16,608
Satcom equipment	9	1	72	10
	$7,808	$6,904	$21,019	$16,618
Capital expenditures
VED	$529	$1,009	$1,873	$6,240
Satcom equipment	-	13	654	35
Other	201	24	761	117
	$730	$1,046	$3,288	$6,392
EBITDA
VED	$17,548	$19,231	$49,835	$54,747
Satcom equipment	1,332	1,842	3,709	4,460
Other	(2,814)	(3,739)	(9,713)	(8,478)
	$16,066	$17,334	$43,831	$50,729

	June 27,	September 28,
	2008	2007
Total assets
VED	$326,311	$335,926
Satcom equipment	49,583	49,266
Other	92,712	91,030
	$468,606	$476,222

EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, the Company believes that GAAP-based financial information for leveraged businesses such as the Company’s business should be supplemented by EBITDA so that investors better understand the Company’s financial performance in connection with their analysis of the Company’s business:

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

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income	$5,824	$8,131	$14,488	$19,726
Depreciation and amortization	2,779	2,225	8,171	6,607
Interest expense, net	4,627	5,143	14,244	15,757
Income tax expense	2,836	1,835	6,928	8,639
EBITDA	$16,066	$17,334	$43,831	$50,729

Net property, plant and equipment by geographic area was as follows:

	June 27,	September 28,
	2008	2007
United States	$49,414	$51,704
Canada	14,019	14,308
Other	54	36
	$63,487	$66,048

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill by geographic area was as follows:

	June 27,	September 28,
	2008	2007
United States	$114,078	$113,310
Canada	48,314	48,263
	$162,392	$161,573

The increase in goodwill from September 28, 2007 to June 27, 2008 was primarily due to a purchase price valuation and allocation adjustment associated with the acquisition of Malibu. See Note 4.

Geographic sales by customer location were as follows for external customers:

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
United States	$58,131	$50,896	$174,860	$152,977
All foreign countries	32,603	36,422	96,588	106,508
	$90,734	$87,318	$271,448	$259,485

There were no individual foreign countries with sales greater than 10% of total sales for the `periods presented.

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the three and nine months ended June 27, 2008 and in the corresponding periods of fiscal year 2007. Direct sales to the U.S. Government were $18.2 million and $49.2 million for the three and nine months ended June 27, 2008, respectively, and $14.6 million and $43.6 million for the three and nine months ended June 29, 2007, respectively. Accounts receivable from this customer represented 18% and 15% of consolidated accounts receivable as of June 27, 2008 and September 28, 2007, respectively.

13.          Subsequent Event

On July 30, 2008, the Company made another optional prepayment of $2.0 million on its Term Loan, further reducing the balance of the Term Loan to $89.75 million. The $2.0 million prepayment brings the total Term Loan repayments made in fiscal year 2008 to $10.0 million, including those that were applied against the scheduled amortization payments for the first three quarters of fiscal year 2008. Including the July 30, 2008 $2.0 million Term Loan prepayment and the redemption of $8.0 million in aggregate principal amount of CPI International’s FR Notes made in the second and third quarters of fiscal year 2008, the Company has made an aggregate of $18.0 million in repayments of its debt to date in fiscal year 2008.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$193	$23,128	$859	$2,017	$-	$26,197
Restricted cash	-	-	1,023	182	-	1,205
Accounts receivable, net	-	23,455	10,791	14,133	-	48,379
Inventories	-	43,212	8,079	17,617	(1,040)	67,868
Deferred tax assets	-	9,415	-	608	-	10,023
Prepaid and other current assets	-	3,481	922	654	-	5,057
Intercompany receivable	-	12,715	5,404	9,240	(27,359)	-
Total current assets	193	115,406	27,078	44,451	(28,399)	158,729
Property, plant and equipment, net	-	46,248	3,171	14,068	-	63,487
Deferred debt issue costs, net	470	4,892	-	-	-	5,362
Intangible assets, net	-	57,152	14,386	7,817	-	79,355
Goodwill	-	92,498	21,631	48,263	-	162,392
Other long-term assets	-	417	278	100	-	795
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	180,237	100,320	-	-	(280,557)	-
Total assets	$180,900	$417,968	$66,544	$114,699	$(309,991)	$470,120

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$2,000	$-	$-	$-	$2,000
Accounts payable	253	11,367	2,634	7,696	-	21,950
Accrued expenses	511	17,683	3,093	5,086	-	26,373
Product warranty	-	2,154	503	1,876	-	4,533
Income taxes payable	-	1,904	164	5,526	-	7,594
Advance payments from customers	-	6,476	4,299	1,409	-	12,184
Intercompany payable	27,359	-	-	-	(27,359)	-
Total current liabilities	28,123	41,584	10,693	21,593	(27,359)	74,634
Deferred income taxes	-	21,472	-	5,288	-	26,760
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	13,892	214,750	-	-	-	228,642
Other long-term liabilities	-	1,002	-	197	-	1,199
Total liabilities	42,015	278,808	10,693	28,113	(28,394)	331,235
Common stock	165	-	-	-	-	165
Additional paid-in capital	70,987	-	-	-	-	70,987
Parent investment	-	52,808	43,824	58,030	(154,662)	-
Accumulated other comprehensive (loss) income	(997)	(997)	-	(89)	1,086	(997)
Retained earnings	70,530	87,349	12,027	28,645	(128,021)	70,530
Treasury stock	(1,800)	-	-	-	-	(1,800)
Total stockholders’ equity	138,885	139,160	55,851	86,586	(281,597)	138,885
Total liabilities and stockholders' equity	$180,900	$417,968	$66,544	$114,699	$(309,991)	$470,120

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$1,378	$16,518	$958	$1,620	$-	$20,474
Restricted cash	-	-	1,945	310	-	2,255
Accounts receivable, net	-	25,857	10,816	15,916	-	52,589
Inventories	-	43,949	7,092	17,084	(678)	67,447
Deferred tax assets	-	9,272	3	469	-	9,744
Intercompany receivable	-	23,312	2,076	2,736	(28,124)	-
Prepaid and other current assets	-	3,250	545	844	-	4,639
Total current assets	1,378	122,158	23,435	38,979	(28,802)	157,148
Property, plant and equipment, net	-	48,327	3,382	14,339	-	66,048
Deferred debt issue costs, net	795	5,738	-	-	-	6,533
Intangible assets, net	-	67,008	6,465	8,270	-	81,743
Goodwill	-	107,462	5,848	48,263	-	161,573
Other long-term assets	-	3,077	-	100	-	3,177
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	174,333	64,641	-	-	(238,974)	-
Total assets	$176,506	$419,446	$39,130	$109,951	$(268,811)	$476,222

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$1,000	$-	$-	$-	$1,000
Accounts payable	224	10,421	2,430	8,719	-	21,794
Accrued expenses	404	16,684	3,991	5,270	-	26,349
Product warranty	-	3,141	481	1,956	-	5,578
Income taxes payable	-	1,888	562	6,298	-	8,748
Advance payments from customers	-	5,926	4,933	1,273	-	12,132
Intercompany payable	28,124	-	-	-	(28,124)	-
Total current liabilities	28,752	39,060	12,397	23,516	(28,124)	75,601
Deferred income taxes	31	22,833	-	5,530	-	28,394
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	21,817	223,750	-	-	-	245,567
Other long-term liabilities	-	547	-	207	-	754
Total liabilities	50,600	286,190	12,397	30,288	(29,159)	350,316
Common stock	164	-	-	-	-	164
Parent investment	-	60,705	19,167	57,746	(137,618)	-
Additional paid-in capital	68,763	-	-	-	-	68,763
Accumulated other comprehensive income	937	886	-	155	(1,041)	937
Retained earnings	56,042	71,665	7,566	21,762	(100,993)	56,042
Total stockholders’ equity	125,906	133,256	26,733	79,663	(239,652)	125,906
Total liabilities and stockholders' equity	$176,506	$419,446	$39,130	$109,951	$(268,811)	$476,222

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$56,694	$18,355	$34,492	$(18,807)	$90,734
Cost of sales	-	39,343	15,562	27,127	(18,530)	63,502
Gross profit	-	17,351	2,793	7,365	(277)	27,232
Operating costs and expenses:
Research and development	-	817	5	1,944	-	2,766
Selling and marketing	-	1,838	1,000	2,174	-	5,012
General and administrative	-	3,472	1,077	587	-	5,136
Amortization of acquisition-related intangible assets	-	334	296	152	-	782
Net loss on disposition of fixed assets	-	128	-	-	-	128
Total operating costs and expenses	-	6,589	2,378	4,857	-	13,824
Operating income	-	10,762	415	2,508	(277)	13,408
Interest expense (income), net	357	4,266	(10)	14	-	4,627
Loss on debt extinguishment	121	-	-	-	-	121
(Loss) income before income tax expense
and equity in income of subsidiaries	(478)	6,496	425	2,494	(277)	8,660
Income tax (benefit) expense	(181)	2,592	106	319	-	2,836
Equity in income of subsidiaries	6,121	2,217	-	-	(8,338)	-
Net income	$5,824	$6,121	$319	$2,175	$(8,615)	$5,824

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$55,453	$15,073	$37,186	$(20,394)	$87,318
Cost of sales	-	38,210	12,660	28,182	(20,385)	58,667
Gross profit	-	17,243	2,413	9,004	(9)	28,651
Operating costs and expenses:
Research and development	-	716	-	1,516	-	2,232
Selling and marketing	-	2,019	924	1,968	-	4,911
General and administrative	-	3,453	246	2,136	-	5,835
Amortization of acquisition-related intangible assets	-	334	62	152	-	548
Net loss on disposition of fixed assets	-	1	-	15	-	16
Total operating costs and expenses	-	6,523	1,232	5,787	-	13,542
Operating income	-	10,720	1,181	3,217	(9)	15,109
Interest expense (income), net	1,950	3,198	(15)	10	-	5,143
(Loss) income before income tax expense
and equity in income of subsidiaries	(1,950)	7,522	1,196	3,207	(9)	9,966
Income tax (benefit) expense	(765)	1,448	321	831	-	1,835
Equity in income of subsidiaries	9,316	3,242	-	-	(12,558)	-
Net income	$8,131	$9,316	$875	$2,376	$(12,567)	$8,131

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Nine Months Ended June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$166,793	$59,306	$103,820	$(58,471)	$271,448
Cost of sales	-	119,652	50,038	80,433	(58,109)	192,014
Gross profit	-	47,141	9,268	23,387	(362)	79,434
Operating costs and expenses:
Research and development	-	2,438	426	5,556	-	8,420
Selling and marketing	-	5,831	3,187	6,494	-	15,512
General and administrative	-	11,007	3,165	2,609	-	16,781
Amortization of acquisition-related intangible assets	-	1,002	889	453	-	2,344
Net loss on disposition of fixed assets	-	172	12	19	-	203
Total operating costs and expenses	-	20,450	7,679	15,131	-	43,260
Operating income	-	26,691	1,589	8,256	(362)	36,174
Interest expense (income), net	1,414	12,865	(47)	12	-	14,244
Loss on debt extinguishment	514	-	-	-	-	514
(Loss) income before income tax expense
and equity in income of subsidiaries	(1,928)	13,826	1,636	8,244	(362)	21,416
Income tax (benefit) expense	(732)	6,074	225	1,361	-	6,928
Equity in income of subsidiaries	15,684	7,932	-	-	(23,616)	-
Net income	$14,488	$15,684	$1,411	$6,883	$(23,978)	$14,488

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Nine Months Ended June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$163,484	$46,004	$105,872	$(55,875)	$259,485
Cost of sales	-	113,916	38,367	80,863	(56,598)	176,548
Gross profit	-	49,568	7,637	25,009	723	82,937
Operating costs and expenses:
Research and development	-	2,261	-	4,214	-	6,475
Selling and marketing	-	6,003	2,622	5,914	-	14,539
General and administrative	-	11,546	968	3,571	-	16,085
Amortization of acquisition-related intangible assets	-	1,002	187	453	-	1,642
Net loss on disposition of fixed assets	-	18	-	56	-	74
Total operating costs and expenses	-	20,830	3,777	14,208	-	38,815
Operating income	-	28,738	3,860	10,801	723	44,122
Interest expense (income), net	6,070	9,817	(30)	(100)	-	15,757
(Loss) income before income tax expense
and equity in income of subsidiaries	(6,070)	18,921	3,890	10,901	723	28,365
Income tax (benefit) expense	(2,331)	6,669	1,058	3,243	-	8,639
Equity in income of subsidiaries	23,465	11,213	-	-	(34,678)	-
Net income	$19,726	$23,465	$2,832	$7,658	$(33,955)	$19,726

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,127)	$25,560	$271	$995	$-	$24,699
Cash flows from investing activities
Capital expenditures	-	(2,467)	(223)	(598)	-	(3,288)
Proceeds from adjustment to acquisition purchase price	-	1,615	-	-	-	1,615
Payment of patent application fees	-	-	(147)	-	-	(147)
Net cash used in investing activities	-	(852)	(370)	(598)	-	(1,820)
Cash flows from financing activities
Purchases of treasury stock	(1,800)	-	-	-	-	(1,800)
Repayments of debt	(8,000)	(8,000)	-	-	-	(16,000)
Proceeds from issuance of common stock to employees	639	-	-	-	-	639
Proceeds from exercise of stock options	3	-	-	-	-	3
Excess tax benefit on stock option exercises	-	2	-	-	-	2
Intercompany dividends	10,100	(10,100)	-	-	-	-
Net cash provided by (used in) financing activities	942	(18,098)	-	-	-	(17,156)
Net (decrease) increase in cash and cash equivalents	(1,185)	6,610	(99)	397	-	5,723
Cash and cash equivalents at beginning of period	1,378	16,518	958	1,620	-	20,474
Cash and cash equivalents at end of period	$193	$23,128	$859	$2,017	$-	$26,197

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(619)	$14,898	$872	$4,108	$-	$19,259
Cash flows from investing activities
Capital expenditures	-	(2,423)	(24)	(3,945)	-	(6,392)
Capitalized expenses relating to potential business acquisition	-	(395)	-	-	-	(395)
Net cash used in investing activities	-	(2,818)	(24)	(3,945)	-	(6,787)
Cash flows from financing activities
Repayments of debt	-	(5,000)	-	-	-	(5,000)
Proceeds from issuance of common stock to employees	520	-	-	-	-	520
Proceeds from exercise of stock options	604	-	-	-	-	604
Excess tax benefit on stock option exercises	-	671	-	-	-	671
Intercompany dividends	2,800	(2,800)	-	-	-	-
Net cash provided by (used in) financing activities	3,924	(7,129)	-	-	-	(3,205)
Net increase in cash and cash equivalents	3,305	4,951	848	163	-	9,267
Cash and cash equivalents at beginning of period	139	28,299	290	1,425	-	30,153
Cash and cash equivalents at end of period	$3,444	$33,250	$1,138	$1,588	$-	$39,420

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

Overview

CPI International, Inc., headquartered in Palo Alto, California, is the parent company of Communications & Power Industries, Inc., a provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications. Communications & Power Industries develops, manufactures and distributes products used to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

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

During the second quarter of fiscal year 2008, the valuation of Malibu’s net working capital amount as of the acquisition closing date was finalized, resulting in a disbursement of cash to us of $1.6 million from the escrow accounts. The remaining $1.0 million of consideration was allocated to goodwill as the working capital contingency was resolved, which resulted in an adjusted cash purchase price of $20.7 million. The remaining $1.8 million, including interest, held in the indemnity escrow account is available to cover potential indemnification claims asserted prior to January 1, 2009.

During the third quarter of fiscal year 2008, Malibu’s income tax return for its short fiscal period ended immediately preceding the closing date of the acquisition was finalized, resulting in a decrease in the assumed income tax payable and an offsetting adjustment to goodwill of approximately $0.1 million.

Additionally, we may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”); and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals. Preliminary calculations of the first year’s Financial Earnout as of June 27, 2008 indicate that no earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition is reduced from $14.0 million to $12.3 million.

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

Our orders by market for the nine months ended June 27, 2008 and June 29, 2007 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$109.3	39%	$109.4	40%	$(0.1)	(0	) %
Medical	48.3	17	53.9	20	(5.6)	(10)
Communications	92.8	33	81.7	31	11.1	14
Industrial	19.8	8	16.1	6	3.7	23
Scientific	9.7	3	8.3	3	1.4	17
	$279.9	100%	$269.4	100%	$10.5	4%

In the nine months ended June 27, 2008, our new Malibu division received orders totaling $13.8 million, of which approximately one-third was in the radar market and approximately two-thirds were in the communications market. As we acquired Malibu in August 2007, orders from the Malibu division are not included in our results for the nine months ended June 29, 2007.

Orders for the nine months ended June 27, 2008 of $279.9 million were $10.5 million, or 4%, higher than orders of $269.4 million for the corresponding period of fiscal year 2007.  Explanations for the order increase or decrease by market for the nine months ended June 27, 2008 compared to the corresponding period of fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets for the nine months ended June 29, 2007 and the nine months ended June 27, 2008 were approximately equal, totaling an aggregate of $109.4 million and $109.3 million, respectively. In the nine months ended June 27, 2008, radar orders received by our recently acquired Malibu division and increased demand for radar products to support the HAWK missile system were partially offset by decreased demand for radar products to support the Aegis weapons system, continued delays in the placement of defense orders and an expected decrease in orders to support the EarthCARE cloud-profiling radar program due to the timing of that program.

Demand for our products to support ships with the Aegis weapons system has two components: we support new ship builds and we provide spare and repair products for previously fielded ships. Over the past several years, we have seen high demand for products to support a significant number of new ship builds for the Aegis weapons program for U.S. and international military customers. We have now received all orders for our products required to support these new ship builds. As a result, we expect the near-term demand to be primarily for spare and repair products and, therefore, at overall lower levels than in the past several years. We expect demand for our products to increase again as the new ships are commissioned, deployed and added to the installed base, after which they will require spare and repair products.

During fiscal year 2008, delays in the receipt of orders for radar and electronic warfare programs have subsequently impacted the timing of our sales for these programs.  We expect these delays to continue for the foreseeable future.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, positron emission tomography (“PET”) and magnetic resonance imaging (“MRI”), and for radiation therapy applications for the treatment of cancer. The 10% decrease in medical orders was attributable to the timing of a Russian tender program and orders for MRI products, and was partially offset by an increase in orders for x-ray generators from one large customer and other international customers, as well as an increase in orders for products for radiation therapy applications.

A Russian tender program in which we participated in fiscal years 2006 and 2007 will not recur in fiscal year 2008. In the nine months ended June 29, 2007, we received approximately $5.0 million of the fiscal year’s $5.8 million in orders for the Russian tender program; we received no such orders in the nine months ended June 27, 2008.

In addition, in fiscal year 2007, demand for products for MRI applications was very strong, as a large customer ordered a two-year supply of these products in one fiscal year, and we shipped a significant amount of these products during that fiscal year. As a result, in the nine months ended June 27, 2008, orders for products for MRI applications decreased approximately $6.7 million as compared to the corresponding period of fiscal year 2007.

•
Communications: The 14% increase in communications orders was primarily attributable to telemetry orders received by our recently acquired Malibu division, as well as the receipt of our first production orders, totaling approximately $12 million, for Increment One of the Warfighter Information Network Tactical (“WIN-T”) military communications program. These increases were partially offset by a decrease in orders for certain military communications programs, including WIN-T’s predecessor program, the now-completed  Joint Network Node (“JNN”) military communications program, for which we had strong demand in the nine months ended June 29, 2007, and a decrease in orders for direct-to-home broadcast applications due to order timing.

In the nine months ended June 27, 2008, as the WIN-T program began to ramp up for production, orders to support the predecessor JNN program decreased $4.3 million due to the completion of that program.  Once the WIN-T program is fully ramped up for production, we expect that our overall participation levels in the WIN-T program will be significantly higher than our participation levels in the previous JNN program.

•
Industrial: Orders in the industrial market are cyclical. The $3.7 million increase in industrial orders was attributable to orders for products used in a wide variety of industrial applications, including industrial fabrication applications, international test systems and food processing, cargo screening and other industrial applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.4 million increase in scientific orders was primarily the result of orders for products to support a new accelerator project for fusion research at an international scientific institute.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

        As of June 27, 2008, we had an order backlog of $205.8 million compared to an order backlog of $196.4 million as of September 28, 2007. Approximately $1.8 million of the $9.4 million increase in backlog during the nine months ended June 27, 2008 was due to orders at our recently acquired Malibu division. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$90.7	100.0%	$87.3	100.0%	$3.4
Cost of sales	63.5	70.0	58.7	67.2	4.8
Gross profit	27.2	30.0	28.7	32.9	(1.5)
Research and development	2.8	3.1	2.2	2.5	0.6
Selling and marketing	5.0	5.5	4.9	5.6	0.1
General and administrative	5.1	5.6	5.8	6.6	(0.7)
Amortization of acquisition-related intangibles	0.8	0.9	0.5	0.6	0.3
Net loss on disposition of assets	0.1	0	-	-	0.1
Operating income	13.4	14.8	15.1	17.3	(1.7)
Interest expense, net	4.6	5.1	5.1	5.8	(0.5)
Loss on debt extinguishment	0.1	0.1	-	-	0.1
Income before taxes	8.7	9.6	10.0	11.5	(1.3)
Income tax expense	2.8	3.1	1.8	2.1	1.0
Net income	$5.8	6.4%	$8.1	9.3%	$(2.3)
Other Data:
EBITDA (a)	$16.1	17.8%	$17.3	19.8%	$(1.2)
Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior credit facilities contain a covenant that requires us to maintain a senior secured leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenant;

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

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the three months ended June 27, 2008 and June 29, 2007 are summarized as follows (dollars in millions):

	Three Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$38.2	42%	$36.5	42%	$1.7	5%
Medical	16.8	19	18.0	21	(1.2)	(7)
Communications	28.0	31	27.3	31	0.7	3
Industrial	5.8	6	4.7	5	1.1	23
Scientific	1.9	2	0.8	1	1.1	138
	$90.7	100%	$87.3	100%	$3.4	4%

In the three months ended June 27, 2008, our new Malibu division generated sales totaling $3.4 million, of which approximately one-third was in the radar market and approximately two-thirds were in the communications market.  As we acquired Malibu in August 2007, sales from the Malibu division are not included in our results for the three months ended June 29, 2007.

Sales for the three months ended June 27, 2008 of $90.7 million were $3.4 million, or approximately 4%, higher than sales of $87.3 million for the third quarter of fiscal year 2007. Explanations for the sales increase or decrease by market for the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses.  The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets increased approximately 5% from $36.5 million in the three months ended June 29, 2007 to $38.2 million in the three months ended June 27, 2008, primarily due to increased sales of products to support military radar systems, including the HAWK missile system, as well as sales of radar products by our recently acquired Malibu division.

•	Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI, and for radiation therapy applications for the treatment of cancer. Sales levels in this market decreased 7%, primarily due to a Russian tender program in which we participated in fiscal years 2006 and 2007 that will not recur in fiscal year 2008. In the three months ended June 29, 2007, we shipped $2.9 million of x-ray generators for this program; we made no such shipments in the three months ended June 27, 2008. These sales decreases were partially offset by an increase in sales of x-ray generators to one large customer and other international customers, as well as an increase in sales of products for radiation therapy applications.

•
Communications: The 3% increase in sales in the communications market was primarily the result of sales of telemetry products by our recently acquired Malibu division, as well as the recently begun production shipments for Increment One of the WIN-T military communications program. These increases were partially offset by a decrease in sales of products for another military communications program and certain broadcast applications.

In the three months ended June 27, 2008, we shipped $2.3 million in products to support the WIN-T military communications program as it began to ramp up for production. These sales were partially offset by an approximately $1 million decrease in sales of products to support its predecessor, the JNN military communications program, due to the completion of that program. We expect that our overall participation levels in the WIN-T program will be significantly higher than our participation levels in the previous JNN program.

•
Industrial: Sales in the industrial market are cyclical. The $1.1 million increase in industrial sales was due to sales of products used in a wide variety of industrial applications, including industrial fabrication applications and domestic and international test systems.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.1 million increase in scientific sales was primarily the result of increased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in the second quarter of fiscal year 2009.

Gross Profit. Gross profit was $27.2 million, or 30.0% of sales, for the three months ended June 27, 2008, a $1.5 million decrease from $28.7 million, or 32.9% of sales, for the three months ended June 29, 2007.  The lower gross profit for the three months ended June 27, 2008 as compared to the corresponding period of fiscal year 2007 was primarily the result of the sales mix of lower margin products and the currency impact from the weakness of the U.S. dollar, partially offset by additional gross profit from the $3.4 million increase in sales volume.  The sales mix of lower margin products was primarily due to an increase in sales from new products and engineering development programs that generally have lower gross margins, including sales from our recently acquired Malibu division’s advanced antenna programs. The weakness of the U.S. dollar for the three months ended June 27, 2008 as compared to the corresponding period of fiscal year 2007 caused a reduction in gross profit of approximately $1.0 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts.

Research and Development. Research and development expenses were $2.8 million, or 3.1% of sales, for the three months ended June 27, 2008, a $0.6 million increase from $2.2 million, or 2.5% of sales, for the three months ended June 29, 2007. The increase in research and development expenses for the three months ended June 27, 2008 compared to the corresponding period of fiscal year 2007 was due primarily to increased spending on medical diagnostic imaging products. Total spending on research and development was as follows (dollars in millions):

	Three Months Ended
	June 27,	June 29,
	2008	2007
Company funded costs	$2.8	$2.2
Customer funded costs, charged to cost of sales	2.2	1.7
	$5.0	$3.9

Selling and Marketing. Selling and marketing expenses were $5.0 million, or 5.5% of sales, for the three months ended June 27, 2008, a $0.1 million increase from the $4.9 million, or 5.6% of sales, for the three months ended June 29, 2007. The increase in selling and marketing expenses for the three months ended June 27, 2008 compared to the corresponding period of fiscal year 2007 primarily reflects $0.2 million of selling and marketing expenses at our recently acquired Malibu division.

General and Administrative. General and administrative expenses were $5.1 million, or 5.6% of sales, for the three months ended June 27, 2008, a $0.7 million decrease from the $5.8 million, or 6.6% of sales, for the three months ended June 29, 2007. The reduction in general and administrative expenses in the three months ended June 27, 2008 was primarily due to favorable foreign currency translation of $0.6 million and lower accrual for management incentive bonuses of $0.4 million, partially offset by $0.4 million of administrative expenses for our recently acquired Malibu division. Foreign currency translation gains and losses are a result of the effect of exchange rate changes on certain foreign currency denominated balance sheet accounts translated into U.S. dollars.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.8 million for the three months ended June 27, 2008 and $0.5 million for the three months ended June 29, 2007.  The $0.3 million increase in amortization of acquisition-related intangibles is due to amortization of intangible assets for our recently acquired Malibu division.

Interest Expense, Net (“Interest Expense”). Interest Expense was $4.6 million for the three months ended June 27, 2008, a $0.5 million decrease from the $5.1 million for the three months ended June 29, 2007. The reduction in interest expense for the three months ended June 27, 2008 was primarily due to lower interest rates on our debt obligations during this period compared to the corresponding period of fiscal year 2007 and the redemption of a portion of our floating rate senior notes during the fourth quarter of fiscal year 2007. The reduction in interest rates was primarily due to the refinancing of our senior credit facilities during the fourth quarter of fiscal year 2007.

Loss on Debt Extinguishment. Loss on debt extinguishment of $0.1 million for the three months ended June 27, 2008 resulted from the redemption of $2.0 million of our floating rate senior notes in June 2008.  The loss on debt extinguishment consists of $84,000 in non-cash write-offs of deferred debt issue costs and issue discount costs and $37,000 in cash payments for call premiums.

Income Tax Expense. We recorded income tax expense of $2.8 million and $1.8 million for the three months ended June 27, 2008 and June 29, 2007, respectively. Our effective tax rate was approximately 33% for the three months ended June 27, 2008 as compared to approximately 18% for the three months ended June 29, 2007.  The effective tax rate for the three months ended June 27, 2008 includes a reduction to our annual tax rate of approximately 1% to reflect a change in estimate for

Canadian tax credits. The effective tax rate for the three months ended June 29, 2007 includes a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.

Net Income. Net income was $5.8 million, or 6.4% of sales, for the three months ended June 27, 2008 as compared to $8.1 million, or 9.3% of sales, in the three months ended June 29, 2007.  The $2.3 million decrease in net income for the three months ended June 27, 2008 as compared to the corresponding period of fiscal year 2007 was primarily due to the unfavorable sales mix resulting from increased sales of products from engineering programs with lower gross margins, higher income tax expense resulting from a $1.8 million discrete tax benefit in the third quarter of fiscal year 2007 and incremental operating expenses for the recently acquired Malibu division for the three months ended June 27, 2008, partially offset by additional gross profit from the increase in sales volume for the three months ended June 27, 2008.  The unfavorable currency impact from Canadian dollar denominated manufacturing expenses was mostly offset by the favorable impact of foreign currency translation gains and losses for the three months ended June 27, 2008 as compared to the three months ended June 29, 2007.

EBITDA. EBITDA was $16.1 million, or 17.8% of sales, for the three months ended June 27, 2008 as compared to $17.3 million, or 19.8% of sales, for the three months ended June 29, 2007. The $1.2 million decrease in EBITDA for the three months ended June 27, 2008 as compared to the corresponding period of fiscal year 2007 was primarily due to the unfavorable sales mix resulting from increased sales of products from engineering programs with lower gross margins and incremental operating expenses for the recently acquired Malibu division for the three months ended June 27, 2008, partially offset by additional gross profit from the increase in sales volume for the three months ended June 27, 2008.

Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$271.4	100.0%	$259.5	100.0%	$11.9
Cost of sales	192.0	70.7	176.5	68.0	15.5
Gross profit	79.4	29.3	82.9	31.9	(3.5)
Research and development	8.4	3.1	6.5	2.5	1.9
Selling and marketing	15.5	5.7	14.5	5.6	1.0
General and administrative	16.8	6.2	16.1	6.2	0.7
Amortization of acquisition-
related intangibles	2.3	0.8	1.6	0.6	0.7
Net loss on disposition of assets	0.2	0.1	0.1	0.0	0.1
Operating income	36.2	13.3	44.1	17.0	(7.9)
Interest expense, net	14.2	5.2	15.8	6.1	(1.6)
Loss on debt extinguishment	0.5	0.2	-	-	0.5
Income before taxes	21.4	7.9	28.4	10.9	(7.0)
Income tax expense	6.9	2.5	8.6	3.3	(1.7)
Net income	$14.5	5.3%	$19.7	7.6%	$(5.2)
Other Data:
EBITDA (a)	$43.8	16.1%	$50.7	19.5%	$(6.9)
Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior credit facilities contain a covenant that requires us to maintain a senior secured leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with such covenant;

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

For a reconciliation of EBITDA to Net Income, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the nine months ended June 27, 2008 and June 29, 2007 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$114.1	42%	$106.7	41%	$7.4	7%
Medical	49.5	18	52.1	20	(2.6)	(5)
Communications	82.5	30	80.5	31	2.0	2
Industrial	17.9	7	16.1	6	1.8	11
Scientific	7.4	3	4.1	2	3.3	80
	$271.4	100%	$259.5	100%	$11.9	5%

In the nine months ended June 27, 2008, our new Malibu division generated sales totaling $11.7 million, of which approximately 40% was in the radar market and approximately 60% was in the communications market.  As we acquired Malibu in August 2007, sales from the Malibu division are not included in our results for the first nine months of fiscal year 2007.

Sales for the nine months ended June 27, 2008 of $271.4 million were $11.9 million, or 5%, higher than sales of $259.5 million for the corresponding period of fiscal year 2007.  Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year.  On a combined basis, sales for these two markets increased approximately 7% from $106.7 million in the nine months ended June 29, 2007 to $114.1 million in the corresponding period of fiscal year 2008. The increase in sales was due primarily to sales of radar products by our recently acquired Malibu division and increased sales to support the HAWK missile system and other radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI, and for radiation therapy applications for the treatment of cancer. The 5% decrease in sales of our medical products was primarily due to a Russian tender program in which we participated in fiscal years 2006 and 2007 that will not recur in fiscal year 2008. In the nine months ended June 29, 2007, we shipped approximately $3.7 million of the fiscal year’s $5.9 million in sales for the Russian tender program; we made no such sales in the nine months ended June 27, 2008.

In addition, in fiscal year 2007, a large customer ordered a two-year supply of products for MRI applications in one fiscal year, resulting in unusually strong demand for these products, and we shipped a significant amount of these products during that fiscal year. As a result, in the nine months ended June 27, 2008, sales of products for MRI applications were solid but decreased approximately $1.6 million.

We are seeing some softening in demand for x-ray generators for U.S. customers due the impact of the phasing in of the Deficit Reduction Act of 2005 and currently challenging credit conditions.  Sales of x-ray generators for U.S. customers in the nine months ended June 27, 2008 were $0.8 million lower than in nine months ended June 29, 2007.

These decreases were partially offset by an increase in sales of x-ray generators for one large customer and other international customers.

•
Communications: The 2% increase in sales in the communications market was primarily the result of sales of telemetry products by our recently acquired Malibu division, as well as the start of our first production shipments for Increment One of the WIN-T military communications program. These increases were partially offset by a decrease in sales of products for certain military communications programs, including the now-completed JNN program, and certain broadcast network applications for which we had strong sales in the first nine months of fiscal year 2007.

In the nine months ended June 27, 2008, the $3.9 million increase in sales of products to support the WIN-T military communications program as it began to ramp up for production was offset by a $3.4 million decrease in sales of products to support its predecessor, the JNN military communications program, due to the completion of that program. We expect that our overall participation levels in the WIN-T program will be significantly higher than our participation levels in the previous JNN program.

•
Industrial: Sales in the industrial market are cyclical.  The $1.8 million increase in industrial sales was due to sales of products used in a wide variety of industrial applications, including industrial fabrication applications and domestic and international test systems.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $3.3 million increase in scientific sales was primarily the result of increased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in the second quarter of fiscal year 2009.

Gross Profit. Gross profit was $79.4 million, or 29.3% of sales, for the nine months ended June 27, 2008, a $3.5 million decrease from $82.9 million, or 31.9% of sales, in the nine months ended June 29, 2007. For the nine months ended June 27, 2008 as compared to the corresponding period of fiscal year 2007, gross profit was unfavorably impacted by the sales mix of lower margin products and the currency impact from the weakness of the U.S. dollar, partially offset by additional gross profit from the $11.9 million increase in sales volume.  The sales mix of lower margin products was primarily due to an increase in sales from new products and engineering development programs. The weakness of the U.S. dollar for the nine months ended June 27, 2008 as compared to the corresponding period of fiscal year 2007 caused a reduction in gross profit of approximately $1.7 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts.

In fiscal year 2008, we engaged in a higher level of new product and engineering development programs than in fiscal year 2007 in order to continue to grow our business.  These programs typically result in lower gross margins and higher period-to-period variability of our financial results.  Notable new product and engineering development programs currently include Increment One of the WIN-T military communications program, the EarthCARE cloud-profiling program and products to support the Active Denial System, counter-IED systems, cargo screening programs, high-resolution NMR programs, next generation weather radar systems and higher-power medical applications, as well as our recently acquired Malibu division’s advanced antenna programs.

Research and Development. Research and development expenses were $8.4 million, or 3.1% of sales, for the nine months ended June 27, 2008, a $1.9 million increase from $6.5 million, or 2.5% of sales, for the nine months ended June 29, 2007.  The increase in research and development expenses for the nine months ended June 27, 2008 compared to the corresponding period of fiscal year 2007 was due primarily to expenditures of $1.0 million on the Army's WIN-T program, increased spending of $0.7 million on medical diagnostic imaging products and $0.4 million in development costs at our recently acquired Malibu division. Total spending on research and development was as follows (dollars in millions):

	Nine Months Ended
	June 27,	June 29,
	2008	2007
Company funded costs	$8.4	$6.5
Customer funded costs, charged to cost of sales	$9.5	$5.0
	$17.9	$11.5

Selling and Marketing. Selling and marketing expenses were $15.5 million, or 5.7% of sales, for the nine months ended June 27, 2008, a $1.0 million increase from the $14.5 million, or 5.6% of sales, for the nine months ended June 29, 2007.  The increase in selling and marketing expenses for the nine months ended June 27, 2008 compared to the corresponding period of fiscal year 2007 reflects selling and marketing expenses of $0.7 million at our recently acquired Malibu division, as well as the unfavorable impact of the weaker U.S. dollar on foreign-based expenses.

General and Administrative. General and administrative expenses were $16.8 million, or 6.2% of sales, for the nine months ended June 27, 2008, a $0.7 million increase from the $16.1 million, or 6.2% of sales, for the nine months ended June 29, 2007. The increase in general and administrative expenses in the nine months ended June 27, 2008 was primarily due to $1.4 million of expenses for our recently acquired Malibu division and $0.7 million of expenses for a new enterprise resource planning system at our Beverly Microwave Division, partially offset by lower accrual for management incentive bonuses of $0.9 million, favorable foreign currency translation of $0.3 million and lower expenses of $0.5 million associated with the evaluation of potential acquisition candidates in fiscal year 2007. Foreign currency translation gains and losses are a result of the effect of exchange rate changes on certain foreign currency denominated balance sheet accounts translated into U.S. dollars.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.3 million for the nine months ended June 27, 2008 and $1.6 million for the nine months ended June 29, 2007.  The $0.7 million increase in amortization of acquisition-related intangibles is due to amortization of intangible assets for our recently acquired Malibu division.

Interest Expense, Net (“Interest Expense”). Interest Expense of $14.2 million for the nine months ended June 27, 2008 was $1.6 million lower than interest expense of $15.8 million for the nine months ended June 29, 2007. The reduction in interest expense for the nine months ended June 27, 2008 was primarily due to lower interest rates on our debt obligations during the 2008 period compared to the corresponding period of fiscal year 2007 and redemption of a portion of our floating rate senior notes during the fourth quarter of fiscal year 2007. The reduction in interest rates was primarily due to the refinancing of our senior credit facilities during the fourth quarter of fiscal year 2007.

Loss on Debt Extinguishment. Loss on debt extinguishment of $0.5 million in the nine months ended June 27, 2008 resulted from the redemption of $6.0 million of our floating rate senior notes in March 2008 and $2.0 million in June 2008.  The loss on debt extinguishment consists of $0.3 million in non-cash write-offs of deferred debt issue costs and issue discount costs and $0.2 million in cash payments for call premiums.

Income Tax Expense. We recorded income tax expense of $6.9 million and $8.6 million for the nine months ended June 27, 2008 and June 29, 2007, respectively. Our effective tax rate was approximately 32% for the nine months ended June 27, 2008 as compared to approximately 30% for the corresponding period of fiscal year 2007. The effective income tax rate in the nine months ended June 27, 2008 includes a discrete tax benefit of $0.4 million that is attributable to the fourth quarter of fiscal year 2007 related to the correction of an immaterial error in the computation of the warranty expense tax deduction in a foreign tax jurisdiction. The effective tax rate for the nine months ended June 29, 2007 includes a discrete tax benefit of $1.8 million that was recorded in the third quarter of fiscal year 2007 related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.

Our estimated effective income tax rate for the fourth quarter of fiscal year 2008 is expected to be approximately 36%.

Net Income. Net income was $14.5 million, or 5.3% of sales, for the nine months ended June 27, 2008 as compared to $19.7 million, or 7.6% of sales, in the nine months ended June 29, 2007.  Lower net income for the nine months ended June 27, 2008 was primarily due to higher income tax expense resulting primarily from a $1.8 million discrete tax benefit in fiscal year 2007, the unfavorable sales mix resulting primarily from increased sales of products from engineering development programs with lower gross margins, incremental operating expenses for the recently acquired Malibu division, higher research and development expenses and the unfavorable impact from the weakness of the U.S. dollar, partially offset by additional gross profit from the increase in sales volume and lower income tax expense and interest expense.

EBITDA. EBITDA was $43.8 million, or 16.1% of sales, for the nine months ended June 27, 2008 as compared to $50.7 million, or 19.5% of sales, for the nine months ended June 29, 2007.  Lower EBITDA for the nine months ended June 27, 2008 was primarily due to the unfavorable sales mix resulting from increased sales of products from engineering programs with lower gross margins, incremental operating expenses for the recently acquired Malibu division, higher research and development expenses and the unfavorable impact from the weakness of the U.S. dollar, partially offset by additional gross profit from the increase in sales volume.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in thousands):

	June 27, 2008	September 28, 2007
Cash and cash equivalents	$26,197	$20,474
Working capital	84,095	81,547

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we had restricted cash of $1.2 million as of June 27, 2008, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

The significant factors underlying the $5.7 million net increase in cash and cash equivalents during the nine months ended June 27, 2008 were the net cash provided by our operating activities of $24.7 million, a purchase price adjustment of $1.6 million for the Malibu acquisition and $0.6 million proceeds from employee stock purchases, partially offset by repayment of $8.0 million of the outstanding balance on our senior term loan, the redemption of $8.0 million in principal amount of our floating rate senior notes, capital expenditures of $3.3 million and purchase of treasury stock for $1.8 million.

We had total principal amount of debt outstanding of $230.75 million and $246.75 million as of June 27, 2008 and September 28, 2007, respectively. As of June 27, 2008, we had borrowing availability of $55.0 million under the revolver under our senior credit facilities.

As of July 30, 2008, after giving effect to an additional optional prepayment of $2.0 million on our senior term loan on such date, we had $228.75 million in total principal amount of debt outstanding.

Historical Operating, Investing and Financing Activities

Operating Activities

During the nine months ended June 27, 2008 and June 29, 2007, we funded our operating activities through cash generated internally.

Operating activities provided cash of $24.7 million in the nine months ended June 27, 2008, which was attributable to net income of $14.5 million, depreciation, amortization and other non-cash charges of $9.9 million, and $0.3 million cash provided by working capital items. The primary items providing cash from working capital in the first nine months of fiscal year 2008 were for $4.2 million decrease in accounts receivable and the release of $1.0 million restricted cash, partially offset by $1.5 million of prepaid income tax and $1.0 million decreases in each of income tax payable, product warranty and accrued expenses.

Operating activities provided cash of $19.3 million in the nine months ended June 29, 2007, which was attributable to net income of $19.7 million and depreciation, amortization and other non-cash charges of $8.8 million, partially offset by $9.2 million for cash used for working capital. The primary uses of cash for working capital in the nine months ended June 29, 2007 were for increases in inventories of $6.3 million, accounts receivable of $3.0 million due to the timing of customer shipments, and reduction in income taxes payable of $3.9 million due primarily to income tax payments from the taxable gain on the sale of our San Carlos property in fiscal year 2006. The total amount of cash used for working capital was partially offset by increases in accounts payable and accrued expenses of $4.3 million.

 Investing Activities

For the nine months ended June 27, 2008, net cash used in investing activities was $1.8 million, compared to $6.8 million for the nine months ended June 29, 2007.

Investing activities for the nine months ended June 27, 2008 consisted primarily of $3.3 million capital expenditures and $0.1 million payment of patent application fees. The amount of cash used in investing activities was partially offset by cash received as a result of a $1.6 million adjustment to the purchase price of Malibu based on the actual working capital of Malibu as of the acquisition closing date.

The primary investing activities for the nine months ended June 29, 2007 was for $6.4 million capital expenditures, which included $3.7 million incurred for the building expansion of our Canadian manufacturing facility.

Financing Activities

For the nine months ended June 27, 2008, net cash used in financing activities was $17.2 million, compared to $3.2 million for the nine months ended June 29, 2007.

Net cash used in financing activities for the nine months ended June 27, 2008 consisted primarily of $1.8 million treasury stock purchases under the stock repurchase program discussed below, redemption of $8.0 million in principal amount of our floating rate senior notes and term loan repayments aggregating  $8.0 million. The $8.0 million term loan repayments during the first nine months of fiscal year 2008 comprised the scheduled amortization payment of $250,000 for the first quarter of fiscal year 2008 and optional prepayments aggregating $7.75 million. The cash used in financing activities for the first nine months of fiscal year 2008 was partially offset by $0.6 million in proceeds from employee stock purchases.

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

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2007, and, therefore, no excess cash flow payment was made in the nine months ended June 27, 2008.

Stock Repurchase Program

On May 28, 2008, we announced that our board of directors authorized us to implement a program to repurchase up to $12 million of our common stock from time to time, funded entirely from cash on hand. Repurchases made under the program are subject to the terms and limitations of our debt covenants, as well as market conditions and share price, and will be made at management's discretion in open market trades, through block trades or in privately negotiated transactions. The program may be modified or terminated by our board of directors at any time. During the three months ended June 27, 2008, we repurchased 136,215 shares recorded as treasury stock, at an average per share price of $13.17, plus brokerage commissions of $0.04 per share, for an aggregate cost of $1.8 million.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the nine months ended June 27, 2008 were $3.3 million. We expect total fiscal year 2008 capital expenditures to be approximately $4.0 to $5.0 million.

Recently Released Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective September 29, 2007, we adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on our financial position, net income or prior year financial statements. See Note 10, "Income Taxes," to the consolidated condensed financial statements included in this Form 10-Q for further discussion.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS No. 160 in our fiscal year 2010 commencing October 3, 2009. We do not believe the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS No. 141(R) in our fiscal year 2010 commencing October 3, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We will be required to adopt SFAS No. 161 in our second quarter of fiscal year 2009 commencing January 3, 2009. This standard is not expected to have a material effect on our financial position or results of operations, and will likely result in additional disclosures related to our derivatives.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will be required to adopt FSP FAS 142-3 in our fiscal year 2010 commencing October 3, 2009 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States of America for non-governmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP." Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." We are currently evaluating the impact that the adoption of SFAS No. 162, once effective, will have on our financial position and results of operations.

    In June 2008, the FASB Issued Emerging Issues Task Force (“EITF”) No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. If finalized, EITF No. 08-3 would be effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and would be adopted by making a cumulative-effect adjustment to beginning retained earnings in the period of adoption. We will be required to adopt EITF No. 08-3 in our fiscal year 2010 commencing October 3, 2009 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the U.S., which require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of  assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

At June 27, 2008 and September 28, 2007, the carrying amount of goodwill and other intangible assets, net was $241.7 million and $243.3 million, respectively. As of June 27, 2008, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

At June 27, 2008 and September 28, 2007, the carrying amount of property, plant and equipment was $63.5 million and $66.0 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with SAB No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, we will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. For the three and nine months ended June 27, 2008, we recognized $0.6 million and $1.6 million, respectively, in stock-based compensation expense. For the three and nine months ended June 29, 2007, we recognized $0.4 million and $0.9 million, respectively, in stock-based compensation expense.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, we adopted FIN No. 48 and related guidance. See Note 10 to the consolidated condensed financial statements included in this Form 10-Q for further discussion. FIN No. 48 requires that we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of June 27, 2008, we had fixed rate senior subordinated notes of $125.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $14.0 million floating rate senior notes due in 2015 and a $91.75 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. On September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the swap was $80.0 million at June 27, 2008 and represented approximately 87% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. At June 27, 2008, the unrealized loss, net of tax, on the swap was $1.0 million.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the three and nine months ended June 27, 2008 and June 29, 2007.

As of June 27, 2008, we entered into Canadian dollar forward contracts for approximately $17.0 million (Canadian dollars), or approximately 68% of estimated Canadian dollar denominated expenses for July 2008 through December 2008, at an average rate of approximately $0.975 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2.0 cents to basic earnings per share and 1.9 cents to diluted earnings per share.

Net income for the three and nine months ended June 27, 2008 includes a recognized loss of $0.1 million and gain of $0.3 million, respectively, from foreign currency forward contracts. Net income for the three and nine months ended June 29, 2007 includes a recognized loss from foreign currency forward contracts of $0.2 million. At June 27, 2008 and September 28, 2007, the unrealized gain, net of tax, on Canadian dollar forward contracts was $0.2 million and $1.2 million, respectively.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The table below shows our repurchase of the Company's common stock during the three months ended June 27, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[2]
March 29-April 25, 2008	-	$-	-	-
April 26-May 23, 2008	-	$-	-	-
May 24-June 27, 2008	136,215	$13.17	136,215	$10,200
	136,215	$13.17	136,215	$10,200
[1] Excludes brokerage commission of $0.04 per share.
[2] On May 28, 2008, the Company announced the approval of its common stock repurchase program, which authorizes the Company to repurchase up to $12.0 million of its common stock from time to time. The program may be modified or terminated by the Company’s board of directors at any time.

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

CPI INTERNATIONAL, INC.

Dated: August 6, 2008	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)