Form 10-K
period 2008-10-03
CPI INTERNATIONAL, INC.
filed 2008-12-15
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2008

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 28, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $73 million, based on the closing sale price of $9.98 per share of common stock as reported on the Nasdaq Stock Market.

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,360,349 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at December 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant’s definitive 2009 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

CPI INTERNATIONAL, INC.

Page

PART I	4

Item 1.	Business	4

PART II	31

PART III	72

PART IV	73

Item 15.	Exhibits, Financial Statement Schedules	73

  EXHIBIT 10.23
  EXHIBIT 10.44
  EXHIBIT 10.45
  EXHIBIT 10.46
  EXHIBIT 10.47
  EXHIBIT 10.48
  EXHIBIT 10.49
  EXHIBIT 10.50
  EXHIBIT 12
  EXHIBIT 21
  EXHIBIT 23.1
  EXHIBIT 24
  EXHIBIT 31.1
  EXHIBIT 31.2
  EXHIBIT 32.1
  EXHIBIT 32.2

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts laws and regulations; changes in technology; the impact of unexpected costs; the impact of environmental laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

Background

We are a provider of microwave and radio frequency (“RF”), power and control products for critical defense, communications, medical, scientific and other applications. We develop, manufacture and distribute products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications.

Approximately half of our product sales for fiscal year 2008 were for United States and foreign government and military end use, particularly for radar and electronic warfare applications. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products to the demanding specifications required for advanced military applications. Our products are critical elements of high-priority U.S. and foreign military programs and platforms, including numerous planes, ships and ground-based platforms. Defense applications of our products include transmitting and receiving radar signals for locating and tracking threats, weapons guidance and navigation, as well as transmitting decoy and jamming signals for electronic warfare and transmitting signals for satellite communications. The U.S. Government is our only customer that accounted for more than 10% of our sales in the last three fiscal years.

In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Approximately half of our product sales for fiscal year 2008 were for commercial applications.

We continue to develop higher-power, wider-bandwidth and higher-frequency microwave products that enable significant technological advances for our defense and commercial customers. In fiscal year 2008, we generated approximately 58% of our total sales from products for which we believe we are the sole provider to our customers, enhancing our reputation and the stability of our business.

Having average lives of between three and seven years, many of our products “wear out” and require replacement. We estimate that approximately 45% of our total sales for fiscal year 2008 were generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products, providing us with a stable, predictable business that is partially insulated from dramatic shifts in market conditions. We regularly work with our customers to create upgraded products with enhanced bandwidth, power and reliability. We estimate that our products are installed on more than 125 U.S. defense systems and more than 180 commercial systems. This installed base and our sole-provider positioning on high-profile U.S. military and commercial programs provide us with a reputation and market visibility that we believe will help us generate profitable future sales growth.

In 1948, Russell and Sigurd Varian, the historical founders of our business and the inventors of the klystron, founded Varian Associates, Inc. and introduced the klystron as its first commercial product. The klystron is still a foundation of modern high-power microwave applications and makes possible the generation, amplification and transmission of high-fidelity electronic signals at high-power levels and high frequencies. Varian Associates’ first products became the progenitors of our current product lines. Over time, Varian Associates, through internal development and acquisition, developed new devices and new uses for its products, including applications for the radar and electronic warfare, communications, medical, industrial and scientific markets.

In 1995, a private equity fund, together with members of management, purchased the electron device business from Varian Associates and formed our predecessor, Communications & Power Industries Holding Corporation, which was the parent company of Communications and Power Industries, Inc. In November 2003, CPI Acquisition Corp., which, at the time, was wholly owned by The Cypress Group (“Cypress), was incorporated in Delaware.  In January 2004, CPI Acquisition Corp. acquired our predecessor in a merger and changed its name from CPI Acquisition Corp. to CPI Holdco, Inc. In January 2006, CPI Holdco, Inc. changed its name to CPI International, Inc. On May 3, 2006, we completed the initial public offering of the common stock of CPI International.

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

We are organized into six operating divisions: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division (Ontario, Canada),  Communications & Medical Products Division (Ontario, Canada), Econco Division (Woodland, California) and Malibu Division (Camarillo, California). In fiscal year 2006, we moved the operations of our Eimac business (“Eimac”), which was formerly a separate division, from San Carlos, California into our facility in nearby Palo Alto, California, and integrated those operations into our Microwave Power Products Division in order to realize increased efficiencies and achieve additional cost savings.

In August 2007, we purchased all outstanding common stock of Malibu Research Associates, Inc. (“Malibu”), a privately held company, in order to expand our product offering to both new and existing customers in the radar and electronic warfare and communications markets. As a result of this acquisition, we formed the Malibu Division.

Markets

We develop, manufacture and distribute products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications in defense and commercial markets. We serve five end markets: the radar and electronic warfare, communications, medical, industrial and scientific markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product. End-use applications of these systems include:

•	the transmission of radar signals for navigation and location;

•	the transmission of deception signals for electronic countermeasures;

•	the transmission, reception and amplification of voice, data and video signals for broadcasting, data links, Internet, flight testing and other types of commercial and military communications;

•	providing power and control for medical diagnostic imaging;

•	generating microwave energy for radiation therapy in the treatment of cancer; and

•	generating microwave energy for various industrial and scientific applications.

Our end markets are described below.

Radar and Electronic Warfare Market

We supply products used in various types of military radar systems, including search, fire control, tracking and weather radar systems. In radar systems, our products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return “echo” is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our products have been an integral element of radar systems for more than five decades.

We supply microwave power amplifiers to the electronic warfare market. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for the electronic warfare market, having sold thousands of devices into the market, and we believe that we have a sole provider position in products for certain high-power phased array systems and expendable decoys. The electronic warfare market also includes devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a new system, currently in testing, that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Our radar and electronic warfare products include microwave and power grid sources, microwave amplifiers, receiver protectors, multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. With our acquisition of Malibu, our product offering has expanded to include advanced antenna systems for radar and radar simulators. Our products are used in airborne, unmanned aerial vehicles (“UAVs”), ground and shipboard radar systems. We believe that we are a leading provider of power grid and microwave power sources for government radar and electronic warfare applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs.

Our sales in the radar and electronic warfare market were $151.8 million, $144.2 million and $146.7 million in fiscal years 2008, 2007 and 2006, respectively. On average, approximately two-thirds of our sales in the radar and electronic warfare markets are generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

Medical Market

Within the medical market, we focus on diagnostic and treatment applications. For diagnostic applications, we provide products for medical imaging applications, such as x-ray imaging, positron emission tomography (“PET”) and magnetic resonance imaging (“MRI”). For these applications, we provide x-ray generators, subsystems, software and user interfaces, including state-of-the-art, high-efficiency, compact power supplies and modern microprocessor-based controls and operator consoles for diagnostic imaging. X-ray generators are used to generate and control the electrical energy being supplied to an x-ray vacuum electron device (“VED”) and, therefore, control the dose of radiation delivered to the patient during an x-ray imaging procedure. In addition, these x-ray generators include a user interface to control the operation of the equipment, including exposure times and the selection of the anatomic region of the body to be examined. These generators are interfaced with, and often power and control, auxiliary devices such as patient positioners, cameras and automatic exposure controls to synchronize the x-ray examination with this other equipment. We also provide power grid devices for PET Isotope production systems. These systems are linac-based proton accelerators used in the detection of cancer and other diseases.

For treatment applications, we provide klystron VEDs and electron guns for high-end radiation therapy machines. Klystrons provide the microwave energy to accelerate a beam of energy toward a cancerous tumor.

Sales in the medical market were $65.8 million, $67.6 million and $57.6 million in fiscal years 2008, 2007 and 2006, respectively.

Since 1995, when Varian Associates sold its electron devices business to us, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for the Clinac and Trilogy™ medical linear accelerators. This automated system for image-guided radiation therapy uses high-resolution x-ray images to pinpoint tumor sites. More than 5,000 of Varian Medical Systems’ Clinac and Trilogy medical linear accelerators for cancer radiotherapy are in service around the world, delivering more than 30 million cancer treatments each year.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large original equipment manufacturers (“OEMs”) who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We believe that we are a leading independent supplier of x-ray generators in the world, and we believe that this market provides continued long-term growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end” applications, and have become a premier supplier to this part of the market. However, there exists substantial demand for private clinic, or “lower-end” applications, and we have introduced new families of products that allow us to participate more fully in this part of the market.

Communications Market

In the communications market, we provide microwave amplifiers for communications links for broadcast, video, voice and data transmission. We divide the communications market into satellite, terrestrial broadcast, data link and over-the-horizon communications applications. Our sales in the communications market were $117.8 million, $112.3 million and $106.7 million in fiscal years 2008, 2007 and 2006, respectively. The communications market is the most volatile of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific infrastructure programs, including direct-to-home satellite communications applications, during a particular quarter. Historically, we have focused on commercial communications applications, but we have recently expanded our focus to include military communications applications, as we believe that there is a significant and growing market for our products for these applications.

In each of the satellite, terrestrial broadcast, data link and over-the-horizon communications markets, our products amplify and transmit signals within an overall communications system. Ground-based satellite communications transmission systems use our products to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds or thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station. Terrestrial broadcast systems use our products to amplify and transmit signals, including television and radio signals at very high (“VHF”) and ultra high (“UHF”) frequencies, or other signals at a variety of frequencies. Over-the-horizon (also referred to as “troposcatter”) systems use our amplifiers to send a signal through the atmosphere, bouncing the signal off the troposphere, the lowest atmospheric layer, and enabling receipt of the signal tens of miles to hundreds of miles away. With our acquisition of Malibu in fiscal year 2007, our product offering in the communications market has expanded to include the airborne and ground nodes of the tactical common data link (“TCDL”) network for various platforms, including UAVs. TCDL is a high-bandwidth digital data link that transmits and receives real-time command and control, intelligence, surveillance and reconnaissance data between manned and unmanned airborne platforms and their associated ground-based and ship-based terminals.

Satellite Communications

The majority of our communications products are sold into the satellite communications market. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks. We believe that we have a worldwide installed base of more than 25,000 amplifiers. We believe that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. Our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We believe that we are well equipped to participate in the newest growth areas, including: amplifiers for the 30 gigahertz (GHz) band (Ka-band), which is projected to be one of the major new satellite communications growth areas for both commercial and military applications; the growing application of conventional and high-definition television for direct-to-home satellite broadcast; the use of satellite communications for broadband data communications; and specialized amplifiers for the military communications market, such as multi-band amplifiers, which operate at multiple discrete frequency bands.

Terrestrial Broadcast Communications

We serve the AM, FM and shortwave radio and VHF and UHF television broadcast market with high-quality, reliable and efficient high-power microwave and RF devices. Eimac, which is part of our Microwave Power Products Division, supplies these products to transmitter OEMs directly and offers immediate delivery of products to end users through our distributors. Our Econco Division is a provider of rebuilding services for high-power power grid devices, allowing broadcasters to extend the life of their devices at a cost that is lower than buying a new device. Although the terrestrial broadcast industry is considered a mature market, we believe that emerging shortwave digital radio technology will provide new opportunity for our high-power products. Through the years, we have established a customer base of several thousand customers in the broadcast market, providing us with opportunities for replacement, spares, upgrade and rebuilding business.

Data Link Communications

Data link applications use our products to transmit signals from an airborne platform to the ground or other airborne or satellite platforms, or vice versa.

Over-the-horizon Communications

We provide high-power amplifiers and traveling wave tubes for over-the-horizon, or troposcatter, communications applications. The over-the-horizon communications market involves over-the-horizon, microwave-based communication systems. These systems transmit voice, video and data signals for up to several hundred miles by bouncing the signals off the troposphere, the lowest atmospheric layer, which is approximately six miles above the earth’s surface. Since no satellite is required, these systems can provide an easy-to-install, relocatable and cost-efficient alternative to satellite-based communications.

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $25.1 million, $20.5 million and $22.1 million in fiscal years 2008, 2007 and 2006, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $9.5 million, $6.5 million and $6.6 million in fiscal years 2008, 2007 and 2006, respectively.

Geographic Markets

We sell our products in more than 90 countries. In fiscal year 2008, sales to customers in the U.S., Europe and Asia accounted for approximately 64%, 18% and 14% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2008. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 11 to the accompanying audited consolidated financial statements.

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

We sell several categories of VEDs, including:

•
Klystrons and gyrotrons:  Klystrons are typically high-power VEDs that operate over a narrow range of frequencies, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz to over 30 GHz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications. Gyrotron oscillators and amplifiers operate at very high-power and very high frequencies. Power output of one megawatt has been achieved at frequencies greater than 100 GHz. These devices are used in areas such as fusion research, electronic warfare and high-resolution radar.

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

•
Magnetrons:  Magnetron oscillators are VEDs capable of generating high-power output at relatively low cost. Magnetrons generate power levels as high as 20 megawatts and cover frequencies up to the 40 GHz range. We design and manufacture magnetrons for radar, electronic warfare and missile programs within the defense market. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO-country naval fleets. Ground-based installations include various military and civil search and air traffic control radar systems. We are also a supplier of magnetrons for use in commercial weather radar. Potential new uses for magnetrons include high-power microwave systems for disruption of enemy electronic equipment and the disabling or destruction of roadside bombs and other IEDs.

•
Cross-field amplifiers:  Cross-field amplifiers are VEDs used for high-power radar applications because they have power output capability as high as 10 megawatts. Our cross-field amplifiers are primarily used to support the Aegis radar system used by the U.S. Navy and select foreign naval vessels. We supply units for both new ships and replacements.

•
Power grid devices:  Power grid devices are lower frequency VEDs that are used to generate, amplify and control electromagnetic energy. These devices are used in commercial and military communications systems and radio and television broadcasting. We also supply power grid devices for the shortwave broadcast market. Our products are also widely used in equipment that serves the industrial markets such as textile drying, pipe welding and semiconductor wafer fabrication.

In addition to VEDs, we also sell:

•
Microwave transmitter subsystems:  Our microwave transmitter subsystems are integrated assemblies generally built around our VED products. These subsystems incorporate specialized high-voltage power supplies to power the VED, plus cooling and control systems that are uniquely designed to work in conjunction with our devices to maximize life, performance and reliability. Microwave transmitter subsystems are used in a variety of defense and commercial applications. Our transmitter subsystems are available at frequencies ranging from one GHz all the way up to 100 GHz and beyond.

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

•
Receiver protectors and control components:  Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from extraneous high-power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for more than 50 years. We believe that we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in solid-state technology to develop the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, as required by modern radar systems.

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

•
Antenna systems:  We design and manufacture antenna systems for a variety of applications, including, radar, electronic warfare, communications and telemetry. Along with a variety of antenna types, including phased array, edge and tilt scanning antennas, conformal electronic scanning antennas, stabilized shipboard tracking antennas and our trademark FLAPS (“Flat Parabolic Surface”) antennas, the antenna systems also include the highly efficient harmonic drive pedestals used to support them. The antenna systems used on airborne, shipboard and ground-based platforms are designed to enable high performance, high data rate transmission at frequencies ranging from one GHz to 100GHz.

Backlog

As of October 3, 2008, we had an order backlog of $201.3 million compared to an order backlog of $196.4 million as of September 28, 2007. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 90% of our backlog as of October 3, 2008 is expected to be filled within fiscal year 2009.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America and Europe, as well as in India, Singapore, China and Australia. As of October 3, 2008, we had 136 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 36% of our sales in fiscal year 2008.

Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications, the introduction and implementation of new technology and at the same time provide local technical support.

In addition to our direct sales force, we use approximately 54 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products to both end users and system integrators around the world and are able to deliver our products with short turn-around times.

Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 17 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California and New Jersey), Canada (Georgetown, Ontario), Brazil, China (two), India (three), Indonesia, Japan, Peru, Russia, Singapore, South Africa, Taiwan and The Netherlands. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers or customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Competition

The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of L-3 Communications and Thales Electron Devices, e2v technologies plc and Comtech Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corporation. Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and our readiness in facilities, equipment and personnel.

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers. Solid-state devices are generally best suited for lower-power applications, while only VEDs currently serve higher-power and higher-frequency demands. Because of the small dimensions of solid-state components, solid-state devices have challenges in dissipating the significant amount of excess heat energy that is generated in high-power, high-frequency applications. As a result, we believe that for the foreseeable future, solid-state devices will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by our VED products. We believe VED and solid-state technology currently each serves its own specialized market without significant overlap in most applications.

Research and Development

Total research and development spending was $22.8 million, $16.3 million and $14.8 million during fiscal years 2008, 2007 and 2006, respectively. Total research and development spending consisted of company-sponsored research and development expense of $10.8 million, $8.6 million and $8.6 million during fiscal years 2008, 2007 and 2006, respectively, and customer-sponsored research and development of $12.0 million, $7.7 million and $6.2 million during fiscal years 2008, 2007 and 2006, respectively. Customer-sponsored research and development costs are charged to cost of sales to correspond with revenue recognized.

Manufacturing

We manufacture our products at six manufacturing facilities in five locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper and some cathodes, from a limited group of, or occasionally sole, suppliers. Four of our facilities have achieved the ISO 9001 international certification standard.

Generally, each of our manufacturing divisions uses similar manufacturing processes consisting of product development, procurement of components and/or sub-assemblies, high-level assembly and testing. For satellite communications equipment, the process is primarily one of integration, and we use contract manufacturers to provide sub-assemblies whenever possible. Satellite communications equipment uses both VED and solid-state technology, and the Satcom Division procures certain of the critical components that it incorporates into its subsystems from our other manufacturing divisions.

Intellectual Property

Our business is dependent, in part, on our intellectual property rights, including trade secrets, patents and trademarks. We rely on a combination of nondisclosure and other contractual arrangements as well as trade secret, patent, trademark and copyright laws to protect our intellectual property rights. We do not believe that any single patent or other intellectual property right or license is material to our success as a whole.

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

U.S. Government Contracts and Regulations

We deal with numerous U.S. Government agencies and entities, including the Department of Defense, and, accordingly, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. We are affected by similar government authorities with respect to our international business.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. Therefore, long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved.

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. All of our government contracts and most of our government subcontracts can be terminated by the U.S. Government, or another relevant government, either for its convenience or if we default by failing to perform under the contract. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost-reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination.

Environmental Matters

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating to, among other things, wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous, and we require environmental permits to conduct certain of our operations. Violation of such laws and regulations can result in fines, penalties and other sanctions.

In connection with the sale of Varian Associates, Inc.’s electron devices business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) generally agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. We are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our two manufacturing facilities in Palo Alto, California and Beverly, Massachusetts, that are known to require remediation.

To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at our facilities and responded to environmental claims arising from Varian Medical Systems (or its predecessor’s) prior operations of the electron devices business.

In connection with the agreement for the sale of our San Carlos facility in September 2006, the buyer of the facility obtained insurance to cover the expected environmental remediation costs and other potential environmental liabilities at that facility. In addition, in connection with the sale, we released Varian Medical Systems from certain of its indemnification obligations with respect to that facility. If the proceeds of the environmental insurance are insufficient to cover the required remediation costs and potential other environmental liabilities at that facility, we could be required to bear a portion of those liabilities.

We believe that we have been and are in substantial compliance with environmental laws and regulations, and we do not expect to incur material costs relating to environmental compliance.

Employees

As of October 3, 2008, we had approximately 1,650 employees, of which 430 are located outside the United States (including approximately 400 in Canada). None of our employees is subject to a collective bargaining agreement although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages and believe that we have good relations with our employees.

Financial Information About Segments

For financial information about our segments, see Note 11 to the accompanying audited consolidated financial statements.

Available Information

    Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible at no cost on our Web site at www.cpii.com as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). They are also available by contacting our Investor Relations at investor.relations@cpii.com and are also accessible on the SEC’s Web site at www.sec.gov.

    Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 1A.	Risk Factors

Investors should carefully consider the following risks and other information in this report and our other filings with the SEC before deciding to invest in us or to maintain or increase any investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our securities could decline and investors might lose all or part of their investment.

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

We have experienced and, in the future, expect to experience fluctuations in our quarterly operating results, including net orders and sales. The timing of customers’ order placement and customers’ willingness to commit to purchase products at any particular time are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become sales and translate into revenues in a particular quarter include:

•	delay in shipments due to various factors, including cancellations by a customer, delays in a customer’s own production schedules, natural disasters or manufacturing difficulties;

•	delay in a customer’s acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

The current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may have an adverse effect on our results of operations. A prolonged general economic recession and, specifically, a prolonged recession in the defense, communications or medical markets, or technological changes, as well as other market factors could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits.

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

Over 35%, 32% and 33% of our sales in our 2008, 2007 and 2006 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts.

Most of our governmental and commercial contracts are fixed-price contracts. Fixed-price contracts require us to perform all work under the contract for a specified lump-sum price. Fixed-price contracts expose us to a number of risks, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failure of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, some of our fixed-price contracts contain termination provisions that permit our customer to terminate the contract if we are unsuccessful in fulfilling our obligations under the contract. In that event, we could be liable for the excess costs incurred by our customer in completing the contract.

Laws and regulations governing the export of our products could adversely impact our business.

Licenses for the export of many of our products are required from government agencies in accordance with various regulations, including the United States Export Administration Regulations and the International Traffic In Arms Regulations (“ITAR”). Under these regulations, we must obtain a license or permit from the U.S. Government before transferring export-controlled technical data to a foreign person or exporting certain of our products that have been designated as important for national security. These laws and regulations could adversely impact our sales and business in the following scenarios:

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

We estimate that approximately 12%, 15% and 16% of our sales in fiscal years 2008, 2007 and 2006, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees, and use external sales organizations, in Canada and in other countries outside of the United States. As a result, we are subject to risks of doing business internationally. Direct sales to customers located outside the United States were 36%, 41% and 37% in fiscal years 2008, 2007 and 2006, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

A portion of our business is conducted in currencies other than the U.S. dollar. In particular, we incur significant expenses in Canadian dollars in connection with our Canadian operations, but do not receive significant revenues in Canadian dollars. Changes in exchange rates among certain currencies, such as the Canadian dollar and the U.S. dollar, will affect our cost of sales, operating margins and revenues.  Specifically, if the Canadian dollar strengthens relative to the U.S. dollar, our expenses will increase, and our results of operations will suffer. We use financial instruments, primarily Canadian dollar forward contracts, to hedge a portion of the Canadian dollar denominated costs for our manufacturing operation in Canada. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

We could be subject to significant liabilities if the obligations associated with existing environmental contamination are not satisfied by Varian Medical Systems or by insurance proceeds.

When we purchased our electron devices business in 1995, Varian Medical Systems generally agreed to indemnify us for various environmental liabilities relating to the business prior to the sale, with certain exceptions and limitations. Varian Medical Systems is undertaking the environmental investigation and remedial work at our manufacturing facilities that are known to require environmental remediation. In addition, Varian Medical Systems has been sued or threatened with suit with respect to environmental obligations related to these manufacturing facilities. If Varian Medical Systems does not comply fully with its indemnification obligations to us or does not continue to have the financial resources to comply fully with those obligations, we could be subject to significant liabilities.

In connection with the sale of our former San Carlos facility, the buyer of the facility obtained insurance to cover the expected environmental remediation costs and other potential environmental liabilities at that facility, and we released Varian Medical Systems from certain of its indemnification obligations with respect to that facility. If the proceeds of the environmental insurance are insufficient to cover the required remediation costs at that facility and potential third party claims, we could be subject to material liabilities.

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

Our business and future performance depends on the continued contributions of key management personnel. Our current management team has an average of more than 25 years experience with us in various capacities. Since assuming their current leadership roles in 2002, this team has increased our sales, reduced our costs and grown our business. The unanticipated departure of any key member of our management team could have an adverse effect on our business and our results of operations. In addition, some of our technical personnel, such as our key engineers, could be difficult to replace.

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

In addition, acquisitions could place demands on our management and/or our operational and financial resources and could cause or result in the following:

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

    As of October 3, 2008, our goodwill, developed and core technology and other intangibles amounted to $241.1 million, net of accumulated amortization. We will amortize approximately $3.0 million in each of fiscal years 2009, 2010, 2011 and 2012, $2.9 million in fiscal year 2013, and $60.4 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

    Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value in certain days of October, November and December 2008 largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price continuously falls below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill in fiscal year 2009, which could result in an impairment of our goodwill.

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of October 3, 2008, we had an order backlog of $201.3 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

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

We have a substantial amount of debt and may incur additional debt in the future. As of October 3, 2008, our total consolidated indebtedness was $225.75 million and we had $55.4 million of additional borrowings available under the revolver under our senior credit facilities. Our substantial amount of debt could have important consequences to us and our stockholders, including, without limitation, the following:

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

The current disruptions in the financial markets could affect our ability to obtain debt financing and have other adverse effects on us.

The U.S. credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive for borrowers who are able to find financing, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access funds through our existing revolving credit facilities with certain lending institutions. If we were to need to access funds through our existing revolving credit facilities but were unable to do so, that failure could have a material adverse affect on our financial condition and results of operations.

Our outstanding notes and our senior credit facilities are subject to change-of-control provisions. We may not have the ability to raise funds necessary to fulfill our obligations under our debt following a change of control, which could place us in default.

We may not have the ability to raise the funds necessary to fulfill our obligations under our outstanding notes and our senior credit facilities following a change-of-control. Under the indentures governing our notes, upon the occurrence of specified change of control events, we are required to offer to repurchase the notes. However, we may not have sufficient funds at the time of the change-of-control event to make the required repurchase of our notes. In addition, a change of control under our senior credit facilities would result in an event of default thereunder and permit the acceleration of the outstanding obligations under the senior credit facilities.

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may fluctuate, which could negatively affect the value of stockholders’ investments.

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, sales of our common stock by our existing equity investors, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions and market conditions affecting the common stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance. Stockholders may be unable to resell their shares of our common stock at or above the purchase price for their shares or at all.

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

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock from time to time. Future sales, or the perception or availability for sale in the public market, of substantial amounts of our common stock could adversely affect the market price of our common stock.

In addition, we may issue a substantial number of shares of our common stock under our stock incentive and stock purchase plans. As of October 3, 2008, we had options outstanding to purchase 3,349,294 shares of our common stock under our 2000 Stock Option Plan, our 2004 Stock Incentive Plan and our 2006 Equity and Performance Incentive Plan, of which 2,556,762 were exercisable as of such date. In addition, as of October 3, 2008, our 2006 Equity and Performance Incentive Plan and 2006 Employee Stock Purchase Plan provide for the issuance of up to an additional 1,188,598 shares of our common stock to employees, directors and consultants. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other stockholders.

The controlling position of Cypress will limit other stockholders’ ability to influence corporate matters.

As of October 3, 2008, entities affiliated with Cypress collectively own approximately 54% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management, affairs and most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 954,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Beverly, Massachusetts	174,000	(a)			VED
Georgetown, Ontario, Canada	192,000	(b)	22,000		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California			418,300	(c)	VED and satcom equipment
Mountain View, California			42,500		VED
Camarillo, California			37,700		Other
Various other locations			21,000	(d)	VED and satcom equipment

(a)	The Beverly, Massachusetts square footage also includes approximately 1,080 square feet leased to a tenant.

(b)	Includes a facility expansion completed in fiscal year 2007 that added approximately 63,000 square feet.

(c)	Includes 49,100 square feet that are subleased from Varian, Inc. Varian, Inc. subleases the land from Varian Medical Systems, Inc. and Varian Medical Systems leases the land from Stanford University.

(d)	Leased facilities occupied by our field sales and service organizations.

The lenders under our senior credit facilities have a security interest in certain of our interests in the real property that we own and lease. Our headquarters and one principal complex, including one of our manufacturing facilities, located in Palo Alto, California, are subleased from Varian Medical Systems or one of its affiliates or former affiliates. Therefore, our occupancy rights are dependent on our sublessor’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by us of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of our business operations.

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

Item 4.        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, has traded on the Nasdaq Stock Market LLC under the symbol “CPII” since April 28, 2006. Prior to April 28, 2006, there was no established public trading market for our stock. The following table sets forth the high and low closing sale prices for our common stock as reported by The Nasdaq Stock Market from September 30, 2006, through October 3, 2008.

	High	Low
Fiscal year 2007
First fiscal quarter (September 30, 2006 to December 29, 2006)	$15.46	$13.04
Second fiscal quarter (December 30, 2006 to March 30, 2007)	$19.76	$14.96
Third fiscal quarter (March 31, 2007 to June 29, 2007)	$21.11	$18.81
Fourth fiscal quarter (June 30, 2007 to September 28, 2007)	$20.72	$16.20

Fiscal year 2008
First fiscal quarter (September 29, 2007 to December 28, 2007)	$20.77	$16.35
Second fiscal quarter (December 29, 2007 to March 28, 2008)	$17.22	$9.09
Third fiscal quarter (March 29, 2008 to June 27, 2008)	$14.00	$9.40
Fourth fiscal quarter (June 28, 2008 to October 3, 2008)	$16.02	$12.13

As of December 1, 2008, there were 20 stockholders of record of our common stock and 16,360,349 shares of common stock outstanding.

No dividends were paid in fiscal years 2008 and 2007. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Communications & Power Industries, our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. The indenture governing Communications & Power Industries’ 8% senior subordinated notes imposes restrictions on Communications & Power Industries’ ability to make distributions to us, and the agreements governing our senior credit facilities generally do not permit Communications & Power Industries to make distributions to us for the purpose of paying dividends to our stockholders. In addition, the indenture governing our floating rate senior notes due 2015 also imposes restrictions on our ability to pay dividends or make distributions to our stockholders. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the Delaware General Corporation Law, which provides that dividends are only payable out of surplus or current net profits.

The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report under the heading “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph shows the value of an investment of $100 on April 28, 2006 (the first day our common stock was traded) in each of our common stock, The Nasdaq Composite Index and the Nasdaq Electronic Components Stocks Index for the period from April 28, 2006 to October 3, 2008. All values assume reinvestment of the pre-tax value of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

    The information contained under the heading “Stock Performance Graph” above shall not be deemed to be “soliciting material” or to be filed with the SEC or subject to Regulations 14A or 14C or to the liabilities of the Section 18 of the Securities Exchange Act  of 1934, as amended, and shall not be incorporated by reference in any filing of CPI International under the Securities Act, of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities

The table below shows repurchases of our common stock during the three months ended October 3, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[2]
June 28-August 1, 2008	-	$-	-	$10,200
August 2-August 29, 2008	31,200	$14.18	31,200	$9,757
August 30-October 3, 2008	38,828	$14.30	38,828	$9,200
	70,028	$14.25	70,028	$9,200

[1] Excludes brokerage commission of $0.03 per share.
[2] On May 28, 2008, we announced the approval of our common stock repurchase program, which authorizes us to repurchase up to $12.0 million of our common stock from time to time through May 23, 2009. The program may be modified or terminated by our board of directors at any time.

Item 6. Selected Financial Data

The selected consolidated financial and other data for CPI International and subsidiaries as of October 3, 2008 and September 28, 2007, and for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial and other data for CPI International and subsidiaries as of September 29, 2006, September 30, 2005 and October 1, 2004 and for the fiscal year ended September 30, 2005 and the 36-week period ended October 1, 2004, and for Communications & Power Industries Holding Corporation, our predecessor, and subsidiaries for the 16-week period ended January 22, 2004 have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report. The audited consolidated financial statements as of the dates and periods noted above have been audited by KPMG LLP, an independent registered public accounting firm.

All fiscal years presented comprised 52 weeks each except for fiscal year 2008 which comprised 53 weeks ended October 3, 2008.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended		Year Ended		Year Ended		Year Ended		36-Week		16-Week
	October 3, 2008 (Successor)		September 28, 2007 (Successor)		September 29, 2006 (Successor)		September 30, 2005 (Successor)		Period Ended October 1, 2004 (Successor)		Period Ended January 22, 2004 (Predecessor)
Statement of Operations Data:
Sales	$370,014		$351,090		$339,717		$320,732		$202,266		$79,919
Cost of sales(1)	261,086		237,789		236,063		216,031		141,172		56,189
Gross profit	108,928		113,301		103,654		104,701		61,094		23,730

Research and development	10,789		8,558		8,550		7,218		5,253		2,200
Selling and marketing	21,144		19,258		19,827		18,547		11,082		4,352
General and administrative	22,746		21,519		22,418		27,883		12,499		6,026
Merger expenses(2)	-		-		-		-		-		6,374
Amortization of acquisition-related intangible assets	3,103		2,316		2,190		7,487		13,498		-
Acquired in-process research and development(3)	-		-		-		-		2,500		-
Net loss on disposition of fixed assets	205		129		586		446		197		7
Total operating costs and expenses	57,987		51,780		53,571		61,581		45,029		18,959
Operating income	50,941		61,521		50,083		43,120		16,065		4,771
Interest expense, net	19,055		20,939		23,806		20,310		10,518		8,902
Loss on debt extinguishment(4)	633		6,331		-		-		-		-
Income tax expense	10,804		11,748		9,058		9,138		2,899		439
Net income (loss)	$20,449		$22,503		$17,219		$13,672		$2,648		$(4,570)
Earnings per share(5)
Basic	$1.25		$1.39		$1.20		$1.05		$0.20		N/A	(6)
Diluted	$1.16		$1.27		$1.09		$0.98		$0.19		N/A	(6)

Shares used to calculate net earnings per share(7)
Basic	16,356		16,242		14,311		13,079		13,063		N/A	(6)
Diluted	17,697		17,721		15,789		13,974		13,700		N/A	(6)

Cash dividend per share(8)	$-		$-		$1.19		$5.80		$-		$-

Other Financial Data:
EBITDA(9)	$61,271		$64,288		$59,096		$57,297		$32,816		$6,549
EBITDA margin(10)	16.6%		18.3%		17.4%		17.9%		16.2%		8.2%
Operating income margin(11)	13.8%		17.5%		14.7%		13.4%		7.9%		6.0%
Net income (loss) margin(12)	5.5%		6.4%		5.1%		4.3%		1.3%		(5.7)%
Depreciation and amortization(13)	$10,963		$9,098		$9,013		$14,177		$16,751		$1,778
Capital expenditures(14)	$4,262		$8,169		$10,913		$17,131		$3,317		$459
Ratio of earnings to fixed charges(15)	2.57	x	2.59	x	2.08	x	2.10	x	1.51	x	-
Net cash provided by operating activities	$33,881		$21,659		$10,897		$31,349		$12,203		$6,574
Balance Sheet Data:
Working capital	$88,103		$81,547		$77,113		$65,400		$72,385		$-
Total assets	$466,948		$476,222		$441,759		$454,544		$431,207		$-
Long-term debt	$224,660		$245,567		$245,067		$284,231		$210,606		$-
Total stockholders’ equity	$143,865		$125,906		$99,673		$52,667		$107,594		$-

(1)
Includes charges for the amortization of inventory write-up of $351 incurred in connection with the Econco acquisition for fiscal year 2005, and $5,500 incurred during the 36-week period ended October 1, 2004 in connection with our January 2004 merger.

(2)	Represents merger expenses resulting from our January 2004 merger.

(3)	Represents a write off of in-process research and development resulting from our January 2004 merger.

(4)
Resulted from early repayment of our previous senior credit facilities in connection with the amendment and restatement of such facilities and early extinguishment of $10 million and $58 million of our floating rates senior notes in fiscal years 2008 and 2007, respectively. For fiscal year 2008, the amount of loss includes non-cash write-offs of  $0.4 million of unamortized debt issue costs and issue discount costs and $0.2 million in cash payments for call premiums. For fiscal year 2007, the amount of loss includes non-cash write-offs of  $4.7 million of unamortized debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums, partially offset by $0.3 million of cash proceeds from the early termination of the related interest rate swap agreement.

(5)
Basic earnings per share represents net income divided by weighted average common shares outstanding, and diluted earnings per share represents net income divided by weighted average common and common equivalent shares outstanding.

(6)
Due to the significant change in capital structure at the closing date of its January 2004 merger, the predecessor amount has not been presented because it is not considered comparable to the amount for CPI International.

(7)
On April 7, 2006, in connection with the amendment and restatement of the certificate of incorporation of CPI International, we effected a 3.059-to-1 stock split of the outstanding shares of common stock of CPI International as of such date. All share and per share amounts for Successor periods herein have been retroactively restated to reflect the stock split.

(8)
In February 2005 and in December 2005 we paid special cash dividends of $75,809 and $17,000, respectively, to stockholders of CPI International. Cash dividend per share is calculated by dividing the dollar amount of the dividend by weighted average common shares outstanding.

(9)
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

       The following table reconciles net income (loss) to EBITDA:

	Year Ended	Year Ended	Year Ended	Year Ended	36-Week	16-Week
	October 3,	September 28,	September 29,	September 30,	Period Ended	Period Ended
	2008	2007	2006	2005	October 1, 2004	January 22, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$20,449	$22,503	$17,219	$13,672	$2,648	$(4,570)
Depreciation and amortization(13)	10,963	9,098	9,013	14,177	16,751	1,778
Interest expense, net	19,055	20,939	23,806	20,310	10,518	8,902
Income tax expense	10,804	11,748	9,058	9,138	2,899	439
EBITDA	$61,271	$64,288	$59,096	$57,297	$32,816	$6,549

(10)	EBITDA margin represents EBITDA divided by sales.

(11)	Operating income margin represents operating income divided by sales.

(12)	Net income (loss) margin represents net income (loss) divided by sales.

(13)	Depreciation and amortization excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(14)
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

(15)
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

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2008 comprised the 53-week period ending October 3, 2008; fiscal year 2007 comprised the 52-week period ended September 28, 2007; and fiscal year 2006 comprised the 52-week period ended September 29, 2006. The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included elsewhere in this Annual Report.

Overview

     CPI International, headquartered in Palo Alto, California, is the parent company of Communications & Power Industries, a provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications. Communications & Power Industries develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

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

During the second quarter of fiscal year 2008, the valuation of Malibu’s net working capital amount as of the acquisition closing date was finalized, resulting in a disbursement of cash to us of $1.6 million from the escrow accounts and in an adjusted cash purchase price of approximately $20.7 million.

Additionally, we may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”), and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals. No earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $12.3 million based on the performance in the first earnout period.

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

Orders

We sell our products into five end markets: radar and electronic warfare, medical, communications, industrial and scientific.

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

Our orders by market for fiscal years 2008 and 2007 are summarized as follows (dollars in millions):

	Fiscal Year Ended
	October 3, 2008		September 28, 2007		Increase
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$141.5	38%	$138.2	41%	$3.3	2%
Medical	67.7	18	66.3	19	1.4	2
Communications	127.1	34	106.7	31	20.4	19
Industrial	24.8	7	21.8	6	3.0	14
Scientific	13.1	3	10.7	3	2.4	22
Total	$374.2	100%	$343.7	100%	$30.5	9%

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the tactical common data link (“TCDL”) products at our Malibu division, which we acquired in August 2007. TCDL products support intelligence, surveillance and reconnaissance (“ISR”) applications. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. The reclassified order amounts were $4.1 million in the first nine months of fiscal year 2008 and $0.4 million in fiscal year 2007. The table above reflects this change.

In fiscal year 2008, our Malibu division received orders totaling $18.1 million, of which approximately 12% was in the radar and electronic warfare market and approximately 88% was in the communications market. Orders from the Malibu division were $2.1 million in fiscal year 2007.

Orders for fiscal year 2008 of $374.2 million were $30.5 million, or 9%, higher than orders of $343.7 million for fiscal year 2007. Explanations for the order increase by market for fiscal year 2008 compared to fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our orders in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, with no significant products or programs by themselves explaining the annual change. Timing of these orders may vary from year to year. Orders for these markets increased approximately 2% from $138.2 million in fiscal year 2007 to $141.5 million in fiscal year 2008. In fiscal year 2008, increased demand for products to support the HAWK missile system, due to delays in the receipt of previously expected orders for this program, and increased demand for products to support the APN-245 Automatic Carrier Landing System were partially offset by a $5.9 million decrease in demand for products to support the Aegis weapons system, continued delays in the placement of defense orders and an expected decrease in orders to support the EarthCare cloud-profiling radar program due to the timing of that program.

Demand for our products to support ships with the Aegis weapons system has two components: we support new ship builds and we provide spare and repair products for previously fielded ships. Over the past several years, we have seen high demand for products to support a significant number of new ship builds for the Aegis weapons program for U.S. and international military customers. We have now received all orders for our products required to support these new ship builds, and, as a result, we expect the near-term demand to be primarily for spare and repair products. Therefore, our near-term orders for this program are expected to be at similar or somewhat lower levels than in fiscal year 2008, and our near-term sales are expected to be at significantly lower levels than in fiscal year 2008. We expect demand for our products to increase again in several years as the new ships are commissioned, deployed and added to the installed base, after which they also will require spare and repair products.

During fiscal year 2008, previously unexpected delays in the receipt of orders for radar and electronic warfare programs impacted the timing of our sales for these programs. We expect these delays to continue for the foreseeable future.

•	Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, PET and MRI applications, and for radiation therapy applications for the treatment of cancer. The approximately 2% increase in medical orders from fiscal year 2007 to fiscal year 2008 was due primarily to an increase in demand for x-ray generators from one customer and other international customers, as well as an increase in orders for products for radiation therapy applications. This increase was partially offset by the absence in fiscal year 2008, due to timing, of a Russian tender program in which we had participated in fiscal years 2006 and 2007. In fiscal year 2007, we received approximately $6 million in orders for the Russian tender program. The program did not recur in fiscal year 2008.

In addition, in fiscal year 2007, demand for products for MRI applications was very strong, as a customer ordered a two-year supply of these products in one fiscal year, and we shipped a significant amount of these products during that fiscal year. As a result, in fiscal year 2008, orders for products for MRI applications decreased approximately $5.3 million as compared to fiscal year 2007.

•
Communications: The approximately 19% increase in communications orders was primarily attributable to increases in orders for products to support military communications applications, including the receipt of our first production orders for Increment One of the Warfighter Information Network Tactical (“WIN-T”) military communications program, and telemetry and TCDL orders received by our recently acquired Malibu division. These increases were partially offset by a decrease in orders for certain military communications programs, including WIN-T’s predecessor program, the now-completed Joint Network Node (“JNN”) military communications program for which we had strong demand in fiscal year 2007, and a decrease in orders for direct-to-home broadcast applications. We expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market, one of our smallest markets, are cyclical. The $3.0 million increase in industrial orders was attributable to orders for products used in a wide variety of industrial applications, including industrial fabrication applications, international test systems and food processing, cargo screening and other industrial applications.

•
Scientific: Orders in the scientific market, our smallest market, are historically one-time projects and can fluctuate significantly from period to period. The $2.4 million increase in scientific orders was primarily the result of orders for products to support a new accelerator project for fusion research at an international scientific institute.

    We believe that the current economic environment and challenging credit conditions may have a negative impact on our orders, primarily in our commercial markets, in the foreseeable future. Our orders in the defense markets may also be impacted by reductions or delays in the funding of applicable government contracts.

Incoming order levels fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

     As of October 3, 2008, we had an order backlog of $201.3 million compared to an order backlog of $196.4 million as of September 28, 2007. Approximately $0.9 million of the $4.9 million increase in backlog during fiscal year 2008 was due to orders at our recently acquired Malibu division. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Results of Operations

We derive our revenue primarily from the sale of microwave and radio frequency products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems and other related products. Our products generally have selling prices ranging from $2,000 to $100,000, with certain limited products priced up to $1,000,000.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	October 3, 2008		September 28, 2007		September 29, 2006
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales
Sales	$370.0	100.0%	$351.1	100.0%	$339.7	100.0%
Cost of sales (a)	261.1	70.6	237.8	67.7	236.1	69.5
Gross profit	108.9	29.4	113.3	32.3	103.7	30.5
Research and development	10.8	2.9	8.6	2.4	8.6	2.5
Selling and marketing (a)	21.1	5.7	19.3	5.5	19.8	5.8
General and administrative (a)	22.7	6.1	21.5	6.1	22.4	6.6
Amortization of acquisition-related intangibles	3.1	0.8	2.3	0.7	2.2	0.6
Net loss on disposition of assets	0.2	0.1	0.1	0.0	0.6	0.2
Operating income	50.9	13.8	61.5	17.5	50.1	14.7
Interest expense, net	19.1	5.2	20.9	6.0	23.8	7.0
Loss on debt extinguishment	0.6	0.2	6.3	1.8	-	-
Income before taxes	31.3	8.5	34.3	9.8	26.3	7.7
Income tax expense	10.8	2.9	11.7	3.3	9.1	2.7
Net income	$20.4	5.5%	$22.5	6.4%	$17.2	5.1%
Other Data:
EBITDA (b)	$61.3	16.6%	$64.3	18.3%	$59.1	17.4%

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying audited consolidated financial statements.

Our results for fiscal year 2008 compared to our results for fiscal year 2007

    Sales:   Our sales by market for fiscal years 2008 and 2007 are summarized as follows (dollars millions):

	Year Ended
	October 3, 2008		September 28, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$151.8	40%	$144.2	41%	$7.6	5%
Medical	65.8	18	67.6	19	(1.8)	(3)
Communications	117.8	32	112.3	32	5.5	5
Industrial	25.1	7	20.5	6	4.6	22
Scientific	9.5	3	6.5	2	3.0	46
Total	$370.0	100%	$351.1	100%	$18.9	5%

    In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. The reclassified sales amounts were $2.5 million in fiscal year 2008 and $1.5 million in fiscal year 2007. The table above reflects this change.

    In fiscal year 2008, our new Malibu division generated sales totaling $16.4 million, of which approximately 13% was in the radar and electronic warfare market and approximately 87% was in the communications market. Sales from the Malibu division equaled $3.1 million in fiscal year 2007.

Sales for fiscal year 2008 of $370.0 million were $18.9 million, or approximately 5%, higher than sales of $351.1 million for fiscal year 2007. Approximately 45% and 47% of our sales in fiscal years 2008 and 2007, respectively, were sales of replacements, spares and repairs, including upgraded replacements for existing products. Explanations for the sales increase or decrease by market for fiscal year 2008 as compared to fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Approximately two-thirds of our sales in the radar and electronic warfare markets are sales of replacements, spares and repairs. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased approximately 5% from $144.2 million in fiscal year 2007 to $151.8 million in fiscal year 2008. The increase in sales was due primarily to increased sales to support the HAWK missile system, increased sales for other radar systems and sales of radar products by our recently acquired Malibu division.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI, and for radiation therapy applications for the treatment of cancer. The 3% decrease in sales of our medical products was primarily due to a Russian tender program in which we participated in fiscal years 2006 and 2007 that did not recur in fiscal year 2008. In fiscal year 2008, sales for the Russian tender program decreased $5.5 million in comparison to fiscal year 2007.

In addition, in fiscal year 2007, a customer ordered a two-year supply of products for MRI applications in one fiscal year, resulting in unusually strong demand for these products, and we shipped a significant amount of these products during that fiscal year. As a result, in fiscal year 2008, sales of products for MRI applications decreased approximately $2.4 million.

Excluding the Russian tender program and MRI applications from both fiscal years 2007 and 2008, medical sales increased 12% from $53.4 million in fiscal year 2007 to $59.6 million in fiscal year 2008.

•
Communications: The 5% increase in sales in the communications market was primarily the result of sales of telemetry and TCDL products by our recently acquired Malibu division, as well as the start of production shipments for Increment One of the WIN-T military communications program. These increases were partially offset by a decrease in sales of products for certain military communications programs, including the now-completed JNN program, and certain broadcast network applications for which we had strong sales in fiscal year 2007.

In fiscal year 2008, the $7.3 million increase in sales of products to support the WIN-T military communications program was offset by a $3.7 million decrease in sales of products to support its predecessor, the JNN military communications program, due to the completion of that program. We expect that our overall participation levels in the WIN-T program, which ramped up for production in the first six months of fiscal year 2008, will be significantly higher than our participation levels in the previous JNN program. Our sales of products to support military communications applications increased in fiscal year 2008, and we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical. The $4.6 million increase in industrial sales was due to sales of products used in a wide variety of industrial applications, including induction welding, dialectic heating and instrumentation applications and domestic and international test systems.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $3.0 million increase in scientific sales was primarily the result of increased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in the second quarter of fiscal year 2009.

We believe that the current economic environment and challenging credit conditions may have an impact on our sales, primarily in our commercial markets, in the foreseeable future. Our sales in the defense markets may also be impacted by reductions or delays in the funding of applicable government contracts.

    Gross Profit. Gross profit was $108.9 million, or 29.4% of sales, for fiscal year 2008 as compared to $113.3 million, or 32.3% of sales, for fiscal year 2007. For fiscal year 2008 as compared to fiscal year 2007, gross profit was unfavorably impacted by cost overruns on advanced antenna development programs at our recently acquired Malibu division, the shipment of lower margin products and the currency impact from the weakness of the U.S. dollar, partially offset by additional gross profit from the $18.9 million increase in sales volume. The shipment of lower margin products in fiscal year 2008 include a large number of new product and engineering development programs that we expect will grow our business in the future. The weakness of the U.S. dollar for fiscal year 2008 as compared to fiscal year 2007 caused a reduction in gross profit of approximately $2.5 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts. In addition, gross profit for fiscal year 2007 includes an approximately $0.6 million reduction to cost of sales to capitalize inventory that had been improperly expensed in prior periods.

In fiscal year 2008, we engaged in a higher level of new product and engineering development programs than in fiscal year 2007 in order to continue to grow our business. These programs typically result in lower gross margins and higher period-to-period variability of our financial results. Notable new product and engineering development programs currently include Increment One of the WIN-T military communications program, the EarthCARE cloud-profiling program and products to support the Active Denial System, counter-IED systems, cargo screening programs, high-resolution nuclear magnetic resonance (“NMR”) programs and next generation weather radar systems and higher-power medical applications. We believe that our product and engineering development programs will increase our future growth potential throughout our markets and businesses and expect the elevated levels of development activity to continue for the foreseeable future.

Research and Development. Company-sponsored research and development expenses were $10.8 million, or 2.9% of sales, for fiscal year 2008 and $8.6 million, or 2.4% of sales for fiscal year 2007. The increase in research and development expenses for fiscal year 2008 compared to fiscal year 2007 was due primarily to expenditures of $1.0 million on the U.S. Army's WIN-T program and increased spending of $1.0 million on medical diagnostic imaging products.

    Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 3,	September 28,
	2008	2007
Company sponsored	$10.8	$8.6
Customer sponsored, charged to cost of sales	$12.0	$7.7
	$22.8	$16.3

Selling and Marketing. Selling and marketing expenses were $21.1 million, or 5.7% of sales, for fiscal year 2008, a $1.8 million increase from the $19.3 million, or 5.5% of sales, in fiscal year 2007. The increase in selling and marketing expenses for fiscal year 2008 compared to fiscal year 2007 primarily reflects selling and marketing expenses of $1.0 million at our recently acquired Malibu division, as well as the unfavorable impact of the weaker U.S. dollar on foreign-based expenses.

General and Administrative. General and administrative expenses were $22.7 million, or 6.1% of sales, for fiscal year 2008, a $1.2 million increase from the $21.5 million, or 6.1% of sales, for fiscal year 2007. The increase in general and administrative expenses in fiscal year 2008 was primarily due to $1.7 million of expenses for our recently acquired Malibu division, higher stock-based compensation expenses of $0.6 million, and higher legal fees of $0.2 million, partially offset by lower management incentive bonus expense of $0.7 million, lower expenses of $0.6 million associated with the evaluation of potential acquisition candidates in fiscal year 2007 and the favorable impact from foreign currency transactions of $0.3 million in fiscal year 2008 compared to fiscal year 2007.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $3.1 million for fiscal year 2008 and $2.3 million for fiscal year 2007. The $0.8 million increase in amortization of acquisition-related intangibles is primarily due to amortization of intangible assets for our recently acquired Malibu division. Amortizable acquisition-related intangible assets are amortized over periods of up to 50 years.

Interest Expense, net (“Interest Expense”). Interest expense of $19.1 million for fiscal year 2008 was $1.8 million lower than interest expense of $20.9 million for fiscal year 2007. The reduction in interest expense for fiscal year 2008 was primarily due to the redemption of debt during the fourth quarter of fiscal year 2007 and throughout fiscal year 2008, and lower interest rates on our debt obligations during fiscal year 2008 compared to fiscal year 2007. The reduction in interest rates was primarily due to the refinancing of our senior credit facilities during the fourth quarter of fiscal year 2007.

Loss on Debt Extinguishment. Loss on debt extinguishment of $0.6 million for fiscal year 2008 was $5.7 million lower than loss on debt extinguishment of $6.3 million for fiscal year 2007. In fiscal year 2008, loss on debt extinguishment resulted from the $10.0 million early redemption of our floating rate senior notes: $6.0 million in March 2008, $2.0 million in June 2008 and $2.0 million in August 2008. In fiscal year 2007, loss on debt extinguishment resulted from the $58 million early redemption of our floating rate senior notes and the termination of our previous $130 million senior credit facilities in connection with the amendment and restatement of such facilities.

    The loss on debt extinguishment consists of the following (in millions):

	Year Ended
	October 3,	September 28,
	2008	2007
Non-cash write-off of deferred debt issue costs and issue discount costs	$0.4	$4.7
Cash payments for call premiums	0.2	1.9
Cash proceeds from early termination of interest rate swap on floating rate senior notes	-	(0.3)
	$0.6	$6.3

Income Tax Expense. We recorded an income tax expense of $10.8 million and $11.7 million for fiscal years 2008 and 2007, respectively. Our effective tax rates were approximately 34.6% and 34.3% for fiscal years 2008 and 2007, respectively. The effective income tax rate for fiscal year 2008 includes a discrete tax benefit of $0.4 million that is attributable to fiscal year 2007 and is related to the correction of an immaterial error in the computation of the warranty expense tax deduction in a foreign tax jurisdiction. The effective tax rate for fiscal year 2007 included a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S., offset by a charge to deferred income tax expense of approximately $0.9 million that should have been reported in fiscal year 2006. Our worldwide effective income tax rate, excluding discrete tax items, was approximately 36% for fiscal year 2008.

Net Income. Net income was $20.4 million, or 5.5% of sales, for fiscal year 2008 as compared to $22.5 million, or 6.4% of sales, for fiscal year 2007. Lower net income for fiscal year 2008 was primarily due to cost overruns on development programs at our recently acquired Malibu division, the shipment of lower-margin products, incremental operating expenses for the recently acquired Malibu division, the unfavorable impact from the weakness of the U.S. dollar and higher research and development expenses, partially offset by additional gross profit from the increase in sales volume, a smaller loss on debt extinguishment and lower interest expense.

EBITDA. EBITDA was $61.3 million, or 16.6% of sales, for fiscal year 2008 as compared to $64.3 million, or 18.3% of sales, in fiscal year 2007. Lower EBITDA for fiscal year 2008 was primarily due to cost overruns on development programs at our recently acquired Malibu division, the shipment of lower margin products, incremental operating expenses for the recently acquired Malibu division, the unfavorable impact from the weakness of the U.S. dollar and higher research and development expenses, partially offset by additional gross profit from the increase in sales volume.

    Calculation of Management Bonuses. Management bonuses were $1.9 million in fiscal year 2008 compared to $2.7 million in fiscal year 2007. Management bonuses for fiscal years 2008 and 2007 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2008 was $64.0 million compared to $71.2 million in fiscal year 2007. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses (a) for fiscal year 2008 were loss on debt extinguishment of $0.6 million and stock-based compensation expense of $2.1 million, and (b) for fiscal year 2007 were loss on debt extinguishment of $6.3 million and stock-based compensation expense of $1.2 million, offset by the inventory correction of $0.6 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Our results for fiscal year 2007 compared to our results for fiscal year 2006

    Sales:   Our sales by market for fiscal years 2007 and 2006 are summarized as follows (dollars millions):

	Year Ended
	September 28, 2007		September 29, 2006		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$144.2	41%	$146.7	43%	$(2.5)	(2	) %
Medical	67.6	19	57.6	17	10.0	17
Communications	112.3	32	106.7	31	5.6	5
Industrial	20.5	6	22.1	7	(1.6)	(7)
Scientific	6.5	2	6.6	2	(0.1)	(2)
Total	$351.1	100%	$339.7	100%	$11.4	3%

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. The table above reflects the change. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. The reclassified sales amount was $1.5 million in fiscal year 2007; there was no reclassified sales amount in fiscal year 2006 as we acquired the Malibu division in August 2007.

In fiscal year 2007, our new Malibu division generated sales totaling $3.1 million, of which approximately 17% was in the radar and electronic warfare market and approximately 83% was in the communications market.

Sales for fiscal year 2007 of $351.1 million were $11.4 million, or approximately 3%, higher than sales of $339.7 million for fiscal year 2006. Explanations for the sales increase or decrease by market for fiscal year 2007 as compared to fiscal year 2006 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these markets were essentially unchanged, totaling $146.7 million in fiscal year 2006 and $144.2 million in fiscal year 2007.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI applications, and for radiation therapy applications for the treatment of cancer. The approximately 17% increase in sales of our medical imaging and radiation therapy products was primarily due to a $6.9 million increase in sales of our products used in x-ray imaging. The increase in sales of x-ray imaging products resulted from growth in our market share, as well as a $1.9 million increase in shipments for the second year of a tender program that supported the expansion of the Russian medical infrastructure. Sales of our products used in MRI applications also increased $2.4 million, as a customer ordered a two-year supply of products for MRI applications in one fiscal year, a significant amount of which we shipped during fiscal year 2007.

•
Communications: The approximately 5% increase in sales in the communications market was primarily the result of sales of telemetry and TCDL products by our recently acquired Malibu division, increased sales of both newer and traditional satellite communications amplifiers for foreign broadcast network and direct-to-home applications, as well as newer satellite communications amplifiers for foreign news gathering and mobile applications and U.S. military satellite communications programs. These increases were partially offset by a decrease in shipments of our traditional satellite communications products for North American direct-to-home broadcast applications.

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

    Gross Profit. Gross profit was $113.3 million, or 32.3% of sales, for fiscal year 2007 as compared to $103.7 million, or 30.5% of sales, for fiscal year 2006. Fiscal year 2006 included non-recurring expenses of approximately $6.0 million for move-related expenses, including unfavorable overhead absorption and manufacturing variances, from the Eimac relocation. Fiscal year 2007, as compared to fiscal year 2006, was favorably impacted by a 3% increase in shipment volume and the shipment of products with higher gross margins and was unfavorably impacted by approximately $2.6 million due to increases in our Canadian dollar denominated manufacturing expenses resulting from the expiration of favorable foreign currency hedge contracts in March 2006 and the further weakening of the U.S. dollar. Gross profit for fiscal year 2007 included a reduction to cost of sales of approximately $0.6 million to capitalize inventory that was improperly expensed in prior periods.

    Research and Development. Customer-sponsored research and development expenses were $8.6 million, or 2.4% of sales, for fiscal year 2007 and $8.6 million, or 2.5% of sales for fiscal year 2006. Research and development spending was primarily directed toward additional investments in the growth of medical diagnostic imaging products, as well as VED products for radar, electronic warfare and certain satellite communication markets.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	September 28,	September 29,
	2007	2006
Company sponsored	$8.6	$8.6
Customer sponsored, charged to cost of sales	$7.7	$6.2
	$16.3	$14.8

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

General and Administrative. General and administrative expenses were $21.5 million, or 6.1% of sales, for fiscal year 2007, a $0.9 million decrease from the $22.4 million, or 6.6% of sales, for fiscal year 2006. Fiscal year 2006 included $2.75 million of the special bonus, discussed below, and Eimac relocation expenses of $1.2 million. Fiscal year 2007, compared to fiscal year 2006, included approximately $1.4 million of additional expenses associated with meeting the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, $0.5 million for expenses associated with the evaluation of potential acquisition candidates, $0.5 million higher stock-based compensation expenses and additional expenses of $0.3 million as a result of becoming a publicly traded company in April 2006.

Special Bonus. In the first quarter of fiscal year 2006, our board of directors approved the payment of $3.25 million in special, one-time bonuses to our employees and directors (other than directors who are employees or affiliates of The Cypress Group) to reward them for the increase in company value. The special bonus was not paid pursuant to our MIP, our 2006 Equity and Performance Incentive Plan or any of our other formal compensation plans. The bonus amount was not determined based on a formula, but was instead an amount determined by our board of directors to be reasonable compensation for the increase in company value. The special bonus was charged to the consolidated statement of operations for fiscal year 2006 in the same lines as cash compensation paid to the same employees and directors, as follows: $2.75 million to general and administrative, $0.3 million to cost of sales and $0.2 million to selling and marketing.

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

Interest Expense, net (“Interest Expense”). Interest expense of $20.9 million for fiscal year 2007 was $2.9 million lower than interest expense of $23.8 million for fiscal year 2006. The reduction in interest expense for fiscal year 2007 compared to fiscal year 2006 was primarily due to lower debt levels resulting from the term loan prepayments of $5.0 million in December 2006 and $47.5 million in May 2006 using proceeds from the initial public offering of our common stock.

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

The U.S. income tax expense for fiscal year 2006 included a $1.3 million discrete tax benefit related to a change in estimate with regard to reporting Canadian income earned in the U.S. for fiscal year 2005 based on a determination of the character of such income. Income tax expense for fiscal year 2006 also included a $0.3 million charge attributable to the fourth quarter of fiscal year 2005 and consisting of $0.5 million to correct the overstatement of tax benefits recorded in the fourth quarter of fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by the reversal of a $0.2 million tax contingency reserve.

Net Income. Net income was $22.5 million, or 6.4% of sales, for fiscal year 2007 as compared to $17.2 million, or 5.1% of sales, for fiscal year 2006. The increase in net income for fiscal year 2007 was primarily due to the absence in fiscal year 2007 of non-recurring expenses for the Eimac relocation and the special bonus and higher gross profit in fiscal year 2007 due to the increase in shipment volume which was partially offset by higher expenses for the extinguishment of debt, higher Canadian dollar denominated expenses and higher income tax expense.

EBITDA. EBITDA was $64.3 million, or 18.3% of sales, for fiscal year 2007 as compared to $59.1 million, or 17.4% of sales, in fiscal year 2006. The increase in EBITDA for fiscal year 2007 was primarily due to the absence in fiscal year 2007 of Eimac move-related expenses of $7.6 million, including unfavorable overhead absorption and manufacturing variances for the Eimac relocation, the absence in fiscal year 2007 of non-recurring expenses for the special bonus of $3.25 million and higher sales volume and the shipment of products with higher gross margins in fiscal year 2007, partially offset by the loss on debt extinguishment of $6.3 million for fiscal year 2007 and increases in our Canadian dollar denominated expenses of $2.6 million resulting from the weakening of the U.S. dollar and expiration of favorable foreign currency hedge contracts in March 2006.

    Calculation of Management Bonuses.  Management bonuses were $2.7 million in fiscal year 2007 compared to $2.5 million in fiscal year 2006. Management bonuses for fiscal years 2007 and 2006 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2007 was $71.2 million compared to $67.2 million in fiscal year 2006. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses (a) for fiscal year 2007 were loss on debt extinguishment of $6.3 million, stock-based compensation expense of $1.2 million, offset by the inventory correction of $0.6 million, and (b) for fiscal year 2006 were direct costs for the Eimac relocation of $4.6 million, stock-based compensation expense of $0.3 million and the special bonus of $3.25 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

We believe that we have the financial resources to meet our business requirements, including capital expenditures and working capital requirements, for the next 12 months.

Cash and Working Capital

    The following summarizes our cash and cash equivalents and working capital (in millions):

	October 3,	September 28,	September 29,
	2008	2007	2006
Cash and cash equivalents	$28.7	$20.5	$30.2
Working capital	$88.1	$81.5	$77.1

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $0.8 million as of October 3, 2008, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

The significant factors underlying the $8.2 million net increase in cash and cash equivalents during fiscal year 2008 were the net cash provided by our operating activities of $33.9 million, an escrow refund of $1.6 million related to the Malibu acquisition and $0.9 million proceeds from employee stock purchases, partially offset by repayment of $11.0 million of the outstanding balance on our senior term loan, the redemption of $10.0 million in principal amount of our floating rate senior notes, capital expenditures of $4.3 million and purchase of treasury stock for $2.8 million.

We had total principal amount of debt outstanding of $225.75 million and $246.75 million as of October 3, 2008 and September 28, 2007, respectively. As of October 3, 2008, we had borrowing availability of $55.4 million under the revolver under our senior credit facilities.

As of October 15, 2008, after giving effect to an additional optional prepayment of $1.0 million on our senior term loan on such date, we had $224.75 million in total principal amount of debt outstanding.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1; our current secured leverage ratio is approximately 1:1.  With this low secured leverage ratio, we do not anticipate any need to restructure our debt or reenter the capital markets until fiscal year 2011 when our Senior Credit Facilities will likely expire.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	October 3,	September 28,	September 29,
	2008	2007	2006
Net cash provided by operating activities	$33.9	$21.7	$10.9
Net cash used in investing activities	$(2.8)	$(30.4)	$(0.2)
Net cash used in financing activities	$(22.9)	$(1.0)	$(7.1)
Net increase (decrease) in cash and cash equivalents	$8.2	$(9.7)	$3.6

Operating Activities

    In fiscal years 2008, 2007 and 2006, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $33.9 million in fiscal year 2008 was attributable to net income of $20.4 million and depreciation, amortization and other non-cash charges of $13.7 million, slightly offset by $0.2 million net cash used for working capital. The primary working capital uses of cash in fiscal year 2008 were decreases in accrued expenses, product warranty and income taxes payable. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations, combined with lower incentive compensation and a decrease in consulting and professional costs. These uses of cash were significantly offset by decreases in receivables and inventories and release of restricted cash. Accounts receivables decreased due to timing and improved collection of trade receivables. Inventories decreased due to an effort to reduce inventory carrying levels.

Net cash provided by operating activities of $21.7 million in fiscal year 2007 was attributable to net income of $22.5 million and depreciation, amortization and other non-cash charges of $16.2 million, partially offset by $17.0 million net cash used for working capital. In fiscal year 2007, the primary working capital uses of cash were increases in inventories and accounts receivables and a decrease in income tax payable. The higher inventory level was largely due to increasing sales volume, the timing of sales contracts and an increase in inventory that was purchased due to sales order forecasts and to satisfy customer delivery commitments. The increase in accounts receivable resulted from overall higher sales. The reduction in income taxes payable was due to the timing of payments and a discrete tax benefit related to the filing of amended tax return for the prior years to reflect a change in reporting Canadian income earned in the U.S.

The $10.9 million net cash provided by operating activities for fiscal year 2006 was primarily comprised of net income of $17.2 million plus the net effect of non-cash expenses totaling $5.5 million, partially offset by $11.8 million net cash used for working capital. In fiscal year 2006, the primary working capital uses were for increases in accounts receivable and inventories due to an increase in sales volume, and the reduction of accounts payable and accrued expenses due to the timing of payments made to our suppliers, partially offset by increases in income tax payable due to the tax gain on the sale of our San Carlos, California property and increases in tax contingency reserve requirements. The working capital uses of cash also consisted of a reduction in advance payments from customers, primarily due to the completion of direct-to-home sale contracts.

Investing Activities

Investing activities for fiscal year 2008 consisted primarily of $4.3 million capital expenditures and $0.1 million payment of patent application fees. The amount of cash used in investing activities was partially offset by a $1.6 million escrow refund related to the Malibu acquisition.

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

Financing Activities

Net cash used in financing activities for fiscal year 2008 consisted primarily of $2.8 million treasury stock purchases under the stock repurchase program discussed below, redemption of $10.0 million in principal amount of our floating rate senior notes and term loan repayments aggregating  $11.0 million. The $11.0 million term loan repayments during fiscal year 2008 comprised the scheduled amortization payment of $250,000 for the first quarter of fiscal year 2008 and optional prepayments aggregating $10.75 million. The cash used in financing activities for fiscal year 2008 was partially offset by $0.9 million in proceeds from employee stock purchases.

    Net cash used in financing activities for fiscal year 2007 consisted primarily of $100.75 million repayments on the floating rate senior notes and the term loan under our senior credit facilities and $2.5 million of debt issue costs incurred to issue our new term loan facility. Cash used in financing activities was partially offset by $100.0 million of proceeds from borrowings under our new term loan, $1.4 million of proceeds from stock option exercises and employee stock purchases and $0.8 million excess tax benefit from stock option exercises.

    For fiscal year 2006, financing activities consisted primarily of the initial public offering of our common stock, which was completed on May 3, 2006, and the special cash dividend paid to stockholders of CPI International. In the initial public offering, we sold 2,941,200 shares of common stock and the selling stockholders sold 4,117,670 shares, at an initial public offering price to the public of $18.00 per share, resulting in total proceeds to us of approximately $47.3 million, net of transaction costs of approximately $5.6 million. We used the net proceeds of the initial public offering to repay $47.5 million of the term loan under our senior credit facilities. In December 2005, our board of directors declared and paid a special cash dividend of $17 million to stockholders of CPI International. This dividend was paid using the $10 million in net proceeds obtained from the additional borrowing under our senior credit facilities in December 2005 and available cash.

 If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. Based on the calculation of excess cash flow for fiscal year 2008, no excess cash flow payment is expected to be made in fiscal year 2009. There was no excess cash flow payment due for fiscal year 2007, and, therefore, no excess cash flow payment was made in fiscal year 2008. A $1.7 million excess cash flow payment for fiscal year 2006 was made in fiscal year 2007.

Stock Repurchase Program

On May 28, 2008, we announced that our board of directors authorized us to implement a program to repurchase up to $12.0 million of our common stock from time to time, funded entirely from cash on hand. Repurchases made under the program are subject to the terms and limitations of our debt covenants, as well as market conditions and share price, and will be made at management's discretion in open market trades, through block trades or in privately negotiated transactions. The program may be modified or terminated by our board of directors at any time. During fiscal year 2008, we repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. Repurchased shares have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

Contractual Obligations

The following table summarizes our significant contractual obligations at October 3, 2008 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,272	$2,037	$2,432	$907	$2,896
Purchase commitments	29,394	28,148	1,234	12	-
Debt obligations	225,750	1,000	87,750	125,000	12,000
Interest on debt obligations	56,520	17,167	32,642	5,308	1,403
FIN No. 48 tax liabilities	5,609	5,609	-	-	-
Total cash obligations	$325,545	$53,961	$124,058	$131,227	$16,299
Standby letters of credit	$4,609	$4,609

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under the senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as described below under “Senior Credit Facilities,” (2) that interest rates in effect on October 3, 2008 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule other than the $1.0 million amount shown in debt obligations for “Less than 1 year,” which is an optional prepayment made on October 15, 2008. See Note 13 to the accompanying audited consolidated financial statements.

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

Purchase Commitments: As of October 3, 2008, we had known purchase commitments of $36.7 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations:

Long-term debt comprises the following (in thousands):

	October 3,	September 28,
	2008	2007
Term loan, expiring 2014	$88,750	$99,750
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of issue discount of $90 and $183	11,910	21,817
	225,660	246,567
Less: Current portion	1,000	1,000
Long-term portion	$224,660	$245,567

Standby letters of credit	$4,609	$3,725

Senior Credit Facilities: On August 1, 2007, Communications & Power Industries amended and restated its then existing senior credit facilities. The amended and restated senior credit facilities provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility and a $60 million revolving credit facility, with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, Communications & Power Industries may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate. The senior credit facilities are guaranteed by CPI International and all of Communications & Power Industries’ domestic subsidiaries and are secured by substantially all of the assets of CPI International, Communications & Power Industries and Communications & Power Industries’ domestic subsidiaries.

Except as provided in the following sentence, the term loan will mature on August 1, 2014 and the revolver will mature on August 1, 2013. However, if, prior to August 1, 2011, Communications & Power Industries has not repaid or refinanced its $125 million 8% senior subordinated notes due 2012, both the term loan and the revolver will mature on August 1, 2011.

The senior credit facilities replaced Communications & Power Industries’ previous senior credit facilities of $130 million. On the closing date of the senior credit facilities, Communications & Power

Industries borrowed $100 million under the term loan. Borrowings under the senior credit facilities bear interest at a rate equal to, at Communications & Power Industries’ option, LIBOR or the ABR plus the applicable margin. The ABR is the greater of the (a) the prime rate and (b) the federal funds rate plus 0.50%. For term loans, the applicable margin will be 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The applicable margins under the revolver vary depending on Communications & Power Industries’ leverage ratio, as defined in the senior credit facilities, and range from 1.25% to 2.00% for LIBOR borrowings and from 0.25% to 1.00% for ABR borrowings.

In addition to customary fronting and administrative fees under the senior credit facilities, Communications & Power Industries will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the revolver. The commitment fee will vary depending on Communications & Power Industries’ leverage ratio, as defined in the senior credit facilities, and will range from 0.25% to 0.50%.

The senior credit facilities require that Communications & Power Industries repay $250,000 of the term loan at the end of each fiscal quarter prior to the maturity date of the term loan, with the remainder due on the maturity date. Communications & Power Industries is required to prepay its outstanding loans under the senior credit facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation (1) all such proceeds received from certain asset sales by CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries and (3) all such proceeds paid to CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

If Communications & Power Industries’ leverage ratio, as defined in the senior credit facilities, exceeds 3.5:1 at the end of any fiscal year, Communications & Power Industries will also be required to make an annual prepayment within 90 days after the end of such fiscal year equal to 50% of excess cash flow, as defined in the senior credit facilities, less optional prepayments made during the fiscal year. Communications & Power Industries can make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries to: sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; amend agreements or make prepayments relating to subordinated indebtedness; and amend or waive provisions of charter documents in a manner materially adverse to the lenders. Communications & Power Industries and its subsidiaries must comply with a maximum capital expenditure limitation and a maximum total secured leverage ratio, each calculated on a consolidated basis for Communications & Power Industries.

Communications & Power Industries made repayments on the term loan of $11.0 million during fiscal year 2008 and $250,000 during the fourth quarter of fiscal year 2007, leaving a principal balance of $88.75 million as of October 3, 2008. The $11.0 million term loan repayment during fiscal year 2008 comprised the scheduled amortization payment of $250,000 for the first quarter of fiscal year 2008 and an optional prepayment of $10.75 million. A portion of the optional prepayment was applied against the scheduled amortization payment due for the second, third and fourth quarters of fiscal year 2008. Another portion of the optional prepayment will be applied against the scheduled amortization payments due through fiscal year 2014.

On October 3, 2008, the amount available for borrowing under the revolver, after taking into account Communications & Power Industries’ outstanding letters of credit of $4.6 million, was approximately $55.4 million.

See Note 13 to the accompanying audited consolidated financial statements for a discussion of the additional $1.0 million prepayment of the term loan made on October 15, 2008.

8% Senior Subordinated Notes due 2012 of Communications & Power Industries:  As of October 3, 2008, Communications & Power Industries had $125.0 million in aggregate principal amount of its 8% senior subordinated notes due 2012. The notes have no sinking fund requirements.

The 8% senior subordinated notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% senior subordinated notes will mature on February 1, 2012. The 8% senior subordinated notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of Communications & Power Industries’ domestic subsidiaries. The payment of all obligations relating to the 8% senior subordinated notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% senior subordinated notes) of Communications & Power Industries, including debt under the senior credit facilities. Each guarantee of the 8% senior subordinated notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% senior subordinated notes) on the same basis as the 8% senior subordinated notes are subordinated to Communications & Power Industries’ senior debt.

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

Upon a change of control, Communications & Power Industries may be required to purchase all or any part of the 8% senior subordinated notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

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

Events of default under the indenture governing the 8% senior subordinated notes include: failure to make payments on the 8% senior subordinated notes when due; failure to comply with covenants in the indenture governing the 8% senior subordinated notes; a default under certain other indebtedness of Communications & Power Industries or any of its restricted subsidiaries that is caused by a failure to make payments on such indebtedness or that results in the acceleration of the maturity of such indebtedness; the existence of certain final judgments or orders against Communications & Power Industries or any of the restricted subsidiaries; and the occurrence of certain insolvency or bankruptcy events.

Floating Rate Senior Notes due 2015 of CPI International: As of October 3, 2008, $12.0 million of aggregate principal amount remained outstanding under CPI International’s floating rate senior notes due 2015 after giving effect to the redemption of $10.0 million and $58.0 million in fiscal years 2008 and 2007, respectively. The notes were originally issued at a 1% discount and have no sinking fund requirements.

The floating rate senior notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2009 is 8.875% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional floating rate senior notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional floating rate senior notes, the annual interest rate on the floating rate senior notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional floating rate senior notes (up to a maximum of 4%). The floating rate senior notes will mature on February 1, 2015.

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

Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the floating rate senior notes. The senior credit facilities and the indenture governing the 8% senior subordinated notes restrict Communications & Power Industries’ ability to make distributions to CPI International. The senior credit facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under the senior credit facilities and Communications & Power Industries satisfies a senior secured leverage ratio of 3.75:1, and in the case of distributions to pay amounts other than interest on the floating rate senior notes, the amount of the distribution and all prior such distributions do not exceed a specified amount. The indenture governing the 8% senior subordinated notes prohibits Communications & Power Industries from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% senior subordinated notes) does not exceed a specified amount.

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

Interest Rate Swaps: To hedge the interest rate exposure associated with the term loan under our senior credit facilities, on September 28, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured this interest rate swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the interest rate swap was $70.0 million at October 3, 2008 and represented approximately 79% of the aggregate term loan balance. The interest rate swap agreement is effective through June 30, 2011. There are no collateral requirements under the interest rate swap.

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

Our senior credit facilities contain a maximum total secured leverage ratio covenant of 3.75:1 for Communications & Power Industries. As of October 3, 2008, the secured leverage ratio for Communications & Power Industries was 0.94:1. The secured leverage ratio is the ratio of Consolidated Secured Indebtedness (as defined for purposes of our senior credit facilities, which generally includes total secured debt less cash and cash equivalents, of Communications & Power Industries) to Consolidated EBITDA (as computed pursuant to the formulas set forth in our senior credit facilities). For fiscal year 2008, Consolidated Secured Indebtedness was $60.2 million and Consolidated EBITDA was $64.0 million.

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

Consolidated EBITDA as calculated under our senior credit facilities for fiscal year 2008 is as follows (in thousands):

EBITDA(a)	$61,271
Stock compensation expense(b)	2,135
Loss on debt extinguishment(c)	633
Consolidated EBITDA	$64,039

(a)	For a reconciliation of net income to EBITDA for fiscal year 2008, see footnote 9 in “Selected Financial Data.”

(b)	Represents a non-cash charge for stock compensation related to stock options, and restricted stock and the discount on our employee stock purchases.

(c)
Represents costs associated with our debt refinancing during fiscal year 2008, which include non-cash write-offs of  $0.4 million of unamortized debt issue costs and issue discount costs and $0.2 million in cash payments for call premiums.

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

As of October 3, 2008 we are in compliance with the covenants under the indentures governing our floating rate senior notes, 8% senior subordinated notes and the agreements governing our senior credit facilities, and we expect to remain in compliance with those covenants throughout fiscal year 2009.

Contingent Income Tax Obligations

Our total unrecognized tax benefit, excluding any related interest accrual, was $5.6 million as of October 3, 2008 and is reported as a current liability (income taxes payable) in our consolidated balance sheet since it is expected to be settled within the next 12 months. See Note 10 to the accompanying audited consolidated financial statements for more information.

Contingent Earnout Consideration

In addition to the $20.5 million of net cash consideration paid for the Malibu acquisition, there is a potential earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”), and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. No earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $12.3 million based on the performance in the first earnout period. Any earnout consideration that is paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense.

Dividends from Communications & Power Industries to CPI International

    For fiscal years 2008, 2007 and 2006, respectively, Communications & Power Industries paid $13.6 million, $66.3 million and $24.9 million of cash dividends to CPI International. In fiscal year 2008, CPI International used $10.0 million of the cash dividends to repurchase and redeem floating rate senior notes, $2.8 million to repurchase approximately 206,000 shares of our stock, $0.5 million to make cash interest payments on the floating rate senior notes and $0.2 million for redemption premiums and other fees and expenses related to the repurchase and redemption of the floating rate senior notes. In fiscal year 2007, CPI International used $6.3 million of the cash dividends to make cash interest payments on the floating rate senior notes, $58.0 million to repurchase and redeem floating rate senior notes and $2.0 million for redemption premiums and other fees and expenses related to the repurchase and redemption of the floating rate senior notes. In fiscal year 2006, CPI International used the cash dividends from Communications & Power Industries to make cash interest payments of $7.9 million on the floating rate senior notes and to pay a special cash dividend of $17.0 million to its stockholders. In fiscal year 2006, a portion of the special cash dividend was paid using $10 million in net proceeds obtained from an additional borrowing under our senior credit facilities. Our future ability to make semi-annual cash interest payments on our floating rate senior notes and pay any principal and related obligations will depend on Communications & Power Industries’ ability to make dividends to CPI International in the amounts necessary for such payments. Our senior credit facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under our senior credit facilities and we and Communications & Power Industries satisfy the secured leverage ratio test described above.

The indenture governing Communications & Power Industries’ 8% senior subordinated notes prohibits Communications & Power Industries from making distributions to us unless:

•	There is no default under the indenture.

•
The ratio of Communications & Power Industries’ Consolidated Cash Flow (as defined in the indenture) for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense (as defined in the indenture) for the same period is at least 2:1.

    As of October 3, 2008, the ratio of Communications & Power Industries’ Consolidated Cash Flow for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense was 3.96:1.

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

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for fiscal year 2008 were $4.3 million. In fiscal year 2009, ongoing capital expenditures are expected to be approximately $5.0 to $6.0 million.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective September 29, 2007, we adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on our financial position, net income or prior year financial statements. See Note 10, "Income Taxes," to the consolidated financial statements included in this Form 10-K for further discussion.

In September 2006, the FASB issued SFAS” No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We are required to adopt SFAS No. 157 in our fiscal year 2009 commencing October 4, 2008 for financial assets and liabilities and in our fiscal year 2010 commencing October 3, 2009 for non-financial assets and liabilities. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in our fiscal year 2009 commencing October 4, 2008 and do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.

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

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectibility is reasonably assured. Revenue recognized under the percentage of completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

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

At October 3, 2008 and September 28, 2007, the carrying amount of goodwill and other intangible assets, net was $241.1 million and $243.3 million, respectively. Based on our annual test for impairment performed in the fourth quarter of fiscal year 2008, goodwill was determined not to be impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value in certain days of October, November and December 2008 largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price continuously falls below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill in fiscal year 2009, which could result in an impairment of our goodwill.

At October 3, 2008 and September 28, 2007, the carrying amount of property, plant and equipment was $62.5 million and $66.0 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

A prolonged general economic downturn and, specifically, a prolonged downturn in the defense, communications or medical markets, or technological changes, as well as other market factors could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by any impairment charges related to the recoverability of our long-lived assets.

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

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with SAB No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, we will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. In fiscal years 2008, 2007 and 2006, we recognized $2.1 million, $1.2 million and $0.3 million, respectively, in stock-based compensation expense.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that all of the deferred tax assets recorded on our consolidated balance sheets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, we adopted FIN No. 48 and related guidance. See Note 10 to the consolidated condensed financial statements included in this Form 10-K for further discussion. FIN No. 48 requires that we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of October 3, 2008, we had fixed rate senior subordinated notes of $125.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $12.0 million floating rate senior notes due in 2015 and a $88.75 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. On September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts to match the expected pay down of the term loan. The notional value of the swap was $70.0 million at October 3, 2008 and represented approximately 79% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At October 3, 2008, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.1 million (accrued expenses) and $0.8 million (other long-term liabilities), respectively. At October 3, 2008, the unrealized loss, net of tax, on the swap was $1.2 million.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2008, 2007 and 2006.

As of November 4, 2008, we had entered into Canadian dollar forward contracts as follows: for fiscal year 2009, approximately $50 million (Canadian dollars), or approximately 90% of estimated Canadian dollar denominated expenses at an average rate of approximately $0.94 U.S. dollar to Canadian dollar; for the first half of fiscal year 2010, approximately $19 million (Canadian dollars), or approximately 70% of estimated Canadian dollar denominated expenses, at an average rate of $0.83 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents to basic and diluted earnings per share.

Net income for fiscal year 2008 includes a recognized gain from foreign currency forward contracts of $0.5 million. Net income for fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.4 million. Net income for fiscal years 2006 includes a recognized gain from foreign currency forward contracts of $1.2 million. At October 3, 2008, the fair value of the unrealized loss, net of tax, on Canadian dollar forward contracts was $0.4 million. At September 28, 2007, the fair value of the unrealized gain, net of tax, on Canadian dollar forward contracts was $1.2 million.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K, and the supplementary data required by this item are included in Note 1 to the consolidated financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 3, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting as of October 3, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 3, 2008.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference herein to our definitive 2009 proxy statement anticipated to be filed with the SEC within 120 days after October 3, 2008.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference herein to our definitive 2009 proxy statement anticipated to be filed with the SEC within 120 days after October 3, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein to our definitive 2009 proxy statement anticipated to be filed with the SEC within 120 days after October 3, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference herein to our definitive 2009 proxy statement anticipated to be filed with the SEC within 120 days after October 3, 2008.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated by reference herein to our definitive 2009 proxy statement anticipated to be filed with the SEC within 120 days after October 3, 2008.

Notwithstanding the foregoing, information appearing in the sections of our 2009 definitive proxy statement entitled “Compensation Committee Report on Executive Compensation” and “Report of the Audit Committee” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements:

 The following consolidated financial statements and schedules are filed as a part of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

  (2)  Consolidated Financial Statement Schedules

 All schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

  (3)      The Exhibit Index beginning on page 126 of this annual report is hereby incorporated by reference herein.

(b)   Exhibits:

 See Item 15(a)(3) above.

(c)    Financial Statement Schedules:

 See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

We have audited the accompanying consolidated balance sheets of CPI International, Inc. and subsidiaries (the “Company”) as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 3, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International, Inc. and subsidiaries as of October 3, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 3, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI International, Inc.’s  internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Mountain View, California
December 15, 2008

/s/ KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

We have audited CPI International, Inc.’s internal control over financial reporting as of October 3, 2008, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). CPI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CPI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on criteria established in the Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPI International, Inc. and subsidiaries as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 3, 2008, and our report dated December 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

Mountain View, California
December 15, 2008

/s/ KPMG LLP

CPI INTERNATIONAL, INC.
and subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 3,	September 28,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$28,670	$20,474
Restricted cash	776	2,255
Accounts receivable, net	47,348	52,589
Inventories	65,488	67,447
Deferred tax assets	11,411	9,744
Prepaid and other current assets	3,823	4,639
Total current assets	157,516	157,148
Property, plant, and equipment, net	62,487	66,048
Deferred debt issue costs, net	4,994	6,533
Intangible assets, net	78,534	81,743
Goodwill	162,611	161,573
Other long-term assets	806	3,177
Total assets	$466,948	$476,222

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$1,000	$1,000
Accounts payable	21,109	21,794
Accrued expenses	23,044	26,349
Product warranty	4,159	5,578
Income taxes payable	7,766	8,748
Advance payments from customers	12,335	12,132
Total current liabilities	69,413	75,601
Deferred income taxes	27,321	28,394
Long-term debt, less current portion	224,660	245,567
Other long-term liabilities	1,689	754
Total liabilities	323,083	350,316
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value; 10,000 shares authorized and none issued and outstanding)	-	-
Common stock ($0.01 par value, 90,000 shares authorized; 16,538 and 16,370 shares issued; 16,332 and 16,370 shares outstanding)	165	164
Additional paid-in capital	71,818	68,763
Accumulated other comprehensive (loss) income	(1,809)	937
Retained earnings	76,491	56,042
Treasury stock, at cost (206 and 0 shares)	(2,800)	-
Total stockholders’ equity	143,865	125,906
Total liabilities and stockholders' equity	$466,948	$476,222

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Sales	$370,014	$351,090	$339,717
Cost of sales	261,086	237,789	236,063
Gross profit	108,928	113,301	103,654
Operating costs and expenses:
Research and development	10,789	8,558	8,550
Selling and marketing	21,144	19,258	19,827
General and administrative	22,746	21,519	22,418
Amortization of acquisition-related intangible assets	3,103	2,316	2,190
Net loss on disposition of fixed assets	205	129	586
Total operating costs and expenses	57,987	51,780	53,571
Operating income	50,941	61,521	50,083
Interest expense, net	19,055	20,939	23,806
Loss on debt extinguishment	633	6,331	-
Income before taxes	31,253	34,251	26,277
Income tax expense	10,804	11,748	9,058
Net income	$20,449	$22,503	$17,219

Earnings per share:
Basic	$1.25	$1.39	$1.20
Diluted	$1.16	$1.27	$1.09

Shares used to calculate earnings per share:
Basic	16,356	16,242	14,311
Diluted	17,697	17,721	15,789

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balances, September 30, 2005	13,079	$131	$34,595	$1,621	$16,320	-	$-	$52,667
Comprehensive income:
Net income	-	-	-	-	17,219	-	-	17,219
Unrealized loss on cash flow hedges, net of tax	-	-	-	(942)	-	-	-	(942)
Total comprehensive income								16,277
Proceeds from initial public offering, net of issuance costs	2,941	27	47,272	-	-	-	-	47,299
Stock-based compensation cost	-	-	299	-	-	-	-	299
Exercise of stock options	20	2	53	-	-	-	-	55
Tax benefit related to stock option exercises	-	-	76	-	-	-	-	76
Issuance of restricted stock awards	10	-	-	-	-	-	-	-
Special cash dividend	-	-	(17,000)	-	-	-	-	(17,000)
Balances, September 29, 2006	16,050	160	65,295	679	33,539	-	-	99,673
Comprehensive income:
Net income	-	-	-	-	22,503	-	-	22,503
Unrealized gain on cash flow hedges, net of tax	-	-	-	431	-	-	-	431
Total comprehensive income								22,934
Adoption of SFAS No. 158, net of tax	-	-	-	(173)	-	-	-	(173)
Stock-based compensation cost	-	-	1,128	-	-	-	-	1,128
Exercise of stock options	262	3	721	-	-	-	-	724
Tax benefit related to stock option exercises	-	-	781	-	-	-	-	781
Issuance of common stock under employee stock purchase plan	51	1	838	-	-	-	-	839
Issuance of restricted stock awards	7	-	-	-	-	-	-	-
Balances, September 28, 2007	16,370	164	68,763	937	56,042	-	-	125,906
Comprehensive income:
Net income	-	-	-	-	20,449	-	-	20,449
Unrealized loss on cash flow hedges, net of tax	-	-	-	(2,697)	-	-	-	(2,697)
Unrealized actuarial loss and prior service credit for pension liability, net of tax	-	-	-	(49)	-	-	-	(49)
Total comprehensive income								17,703
Stock-based compensation cost	-	-	2,160	-	-	-	-	2,160
Exercise of stock options	9	-	38	-	-	-	-	38
Tax benefit related to stock option exercises	-	-	5	-	-	-	-	5
Issuance of common stock under employee stock purchase plan	72	1	852	-	-	-	-	853
Issuance of restricted stock awards	89	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(2)	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(206)	(2,800)	(2,800)
Balances, October 3, 2008	16,538	$165	$71,818	$(1,809)	$76,491	(206)	$(2,800)	$143,865

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Cash flows from operating activities
Net income	$20,449	$22,503	$17,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,607	6,562	6,561
Amortization of intangibles	3,356	2,536	2,452
Amortization of deferred debt issue costs	1,197	1,401	1,417
Amortization of discount on floating rate senior notes	15	49	50
Non-cash loss on debt extinguishment	420	4,659	-
Non-cash defined benefit pension expense	55	-	-
Stock-based compensation expense	2,135	1,239	274
Allowance for doubtful accounts	-	(329)	11
Deferred income taxes	(1,360)	(561)	(5,927)
Net loss on the disposition of assets	205	129	586
Tax benefit from stock option exercises	50	1,281	76
Excess tax benefit on stock option exercises	(18)	(781)	(47)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	1,479	(509)	(459)
Accounts receivable	5,241	(7,388)	(4,344)
Inventories	1,986	(8,473)	(3,688)
Prepaid and other current assets	(470)	(811)	1
Other long-term assets	(208)	476	329
Accounts payable	(685)	(215)	(2,320)
Accrued expenses	(4,953)	(320)	(4,054)
Product warranty	(1,419)	(653)	(401)
Income taxes payable	(779)	(2,262)	8,877
Advance payments from customers	203	2,202	(5,757)
Other long-term liabilities	(625)	924	41
Net cash provided by operating activities	33,881	21,659	10,897

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	-	-	11,334
Expenses relating to sale of San Carlos property	-	-	(577)
Capital expenditures	(4,262)	(8,169)	(10,913)
Acquisitions, net of cash acquired	1,615	(22,174)	-
Payment of patent application fees	(147)	-	-
Net cash used in investing activities	(2,794)	(30,343)	(156)

Cash flows from financing activities
Proceeds from issuance of debt	-	100,000	10,000
Proceeds from issuance of common stock	-	-	52,940
Proceeds from stock purchase plan and exercises of stock options	891	1,436	55
Repayments of debt	(21,000)	(100,750)	(47,500)
Debt issuance costs	-	(2,462)	-
Common stock issuance costs	-	-	(5,641)
Purchase of treasury stock	(2,800)	-	-
Stockholder distribution payments	-	-	(17,000)
Excess tax benefit on stock option exercises	18	781	47
Net cash used in financing activities	(22,891)	(995)	(7,099)

Net increase (decrease) in cash and cash equivalents	8,196	(9,679)	3,642
Cash and cash equivalents at beginning of year	20,474	30,153	26,511
Cash and cash equivalents at end of year	$28,670	$20,474	$30,153

Supplemental cash flow disclosures
Cash paid for interest	$18,720	$22,255	$23,549
Cash paid for income taxes, net of refunds	$13,099	$13,631	$6,157

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands except share and per share amounts)

1.     Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation:    Unless the context otherwise requires, “CPI International” means CPI International, Inc. (formerly known as CPI Holdco, Inc.), and “CPI” means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The term the “Company” refers to CPI International and its direct and indirect subsidiaries on a consolidated basis.

The accompanying consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures, and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment.

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2008 comprises the 53-week period ending October 3, 2008 and fiscal years 2007 and 2006 comprised the 52-week period ending September 28, 2007 and September 29, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the consolidated statements of operations, except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense” in the consolidated statements of operations.

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

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts have represented not more than 2% of the Company’s sales during fiscal years 2008, 2007 and 2006, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

Fair Value of Financial Instruments:    Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, derivative instruments, accounts payable and long-term debt. Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. As of October 3, 2008 and September 28, 2007, cash equivalents were $24.9 million and $17.7 million, respectively. The carrying value of the Company’s cash, restricted cash, accounts receivable, derivative instruments and accounts payable approximate their fair values. The estimated fair value of the Company’s debt as of October 3, 2008 and September 28, 2007 was $217.8 million and $249.7 million, respectively. The fair value estimates were based on market interest rates and other market information available to management as of each balance sheet date presented. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

Restricted Cash:    Restricted cash consists primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Inventories:    Inventories are stated at the lower of average cost or market value, primarily using the average cost method. Costs include labor, material, and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory, and finished goods inventory. Inventories also include costs and earnings in excess of progress billings for contracts using the percentage of completion method of accounting. Progress billings in excess of costs and earnings for contracts using the percentage of completion method of accounting are reported in Advance Payments from Customers.

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

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss is charged to cost of sales when known if estimated product or contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If actual product or contract cost at completion is different than originally estimated, then a loss or gain provision adjustment is recorded that would have an impact on the Company’s operating results.

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

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 50 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in fiscal years 2008, 2007 and 2006.

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

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2008, 2007 and 2006.

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPI’s revolving credit facility and term loan, CPI’s 8% Senior Subordinated Notes due 2012, and  CPI International’s Floating Rate Senior Notes due 2015 are amortized over a period of 4 years, 8 years, and 10 years, respectively. As a result of the Company’s prepayment or refinancing transactions as discussed in Note 5, $0.3 million and $4.2 million of unamortized deferred debt issue costs were written-off and charged to loss on debt extinguishment in the consolidated statement of operations for fiscal years 2008 and 2007, respectively. As of October 3, 2008 and September 28, 2007, gross deferred debt issue costs were $8.3 million and $8.7 million, and accumulated amortization was $3.3 million and $2.2 million, respectively.

Product Warranty:    The Company’s products typically carry warranty periods of one to three years or warranties over a predetermined product usage life. The Company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time revenue is recognized. The determination of product warranty reserves requires the Company to make estimates of product return rates and expected cost to repair or replace the products under warranty. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations.

Derivative Instruments and Hedging:    The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In accordance with these standards, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. The Company uses foreign currency forward contracts to hedge Canadian dollar expenses and interest rate swap agreements to reduce its exposure to changes in variable interest rates on debt. Derivatives are not used for speculative purposes.

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

Research and Development:  Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
CPI Sponsored	$10,789	$8,558	$8,550
Customer Sponsored	12,028	7,738	6,227
	$22,817	$16,296	$14,777

Advertising Expenses:  Costs related to advertising are recognized in selling and marketing expenses as incurred. Advertising expenses were not material in any of the periods presented.

Stock-based Compensation:    At the beginning of fiscal year 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” for its existing stock option plans under the prospective method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123R. Previously, the Company applied the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic-value method, compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. The Company will continue to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options. See Note 9 for information regarding share-based compensation.

Income Taxes:    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 for further discussion on income taxes.

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

Earnings per share:    Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period excluding outstanding nonvested restricted shares subject to repurchase. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options and nonvested restricted shares and units using the treasury stock method.

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Weighted average shares outstanding - Basic	16,356	16,242	14,311
Effect of dilutive stock options and nonvested restricted stock shares and units	1,341	1,479	1,478
Weighted average shares outstanding - Diluted	17,697	17,721	15,789

The calculation of diluted net income per share excludes all anti-dilutive shares. The number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 781,000 shares, 484,000 shares and 128,000 shares for fiscal years 2008, 2007 and 2006, respectively.

Recently Issued Accounting Standards:  In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Effective in the first quarter of fiscal year 2008 starting September 29, 2007, the Company adopted FIN No. 48. The adoption of FIN No. 48 did not have any impact on the Company’s financial position, net income or prior year financial statements. See Note 10, "Income Taxes," for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is required to adopt SFAS No. 157 in its fiscal year 2009 commencing October 4, 2008 for financial assets and liabilities and in its fiscal year 2010 commencing October 3, 2009 for non-financial assets and liabilities. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 in its fiscal year 2009 commencing October 4, 2008 and does not believe the adoption of this new standard will have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will be required to adopt SFAS No. 161 in its second quarter of fiscal year 2009 commencing January 3, 2009. This standard is not expected to have a material effect on the Company's financial position or results of operations, and will likely result in additional disclosures related to the Company’s derivatives.

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

2.         Supplemental Balance Sheet Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	October 3,	September 28,
	2008	2007
Accounts receivable	$47,437	$52,678
Less: Allowance for doubtful accounts	(89)	(89)
Accounts receivable, net	$47,348	$52,589

The following table sets forth the changes in allowance for doubtful account during fiscal years 2008, 2007 and 2006:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Balance at beginning of period	$89	$494	$723
Provision (recoveries) for doubtful accounts charged to general and administrative expense	19	(329)	11
Write-offs against allowance	(19)	(76)	(240)
Balance at end of period	$89	$89	$494

Inventories:    The following table provides details of inventories, net of reserves:

	October 3,	September 28,
	2008	2007
Raw material and parts	$40,187	$40,725
Work in process	17,622	18,168
Finished goods	7,679	8,554
	$65,488	$67,447

Reserve for excess, slow moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow moving and obsolete inventory during fiscal years 2008 and 2007:

	Year Ended
	October 3,	September 28,
	2008	2007
Balance at beginning of period	$9,784	$8,822
Malibu acquisition	-	601
Inventory provision, charged to cost of sales	1,908	1,191
Inventory write-offs	(1,832)	(830)
Balance at end of period	$9,860	$9,784

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during fiscal years 2008 and 2007:

	Year Ended
	October 3,	September 28,
	2008	2007
Balance at beginning of period	$2,700	$1,702
Malibu acquisition	-	1,984
Provision for loss contracts, charged to cost of sales	2,810	1,196
Credit to cost of sales upon revenue recognition	(3,582)	(2,182)
Balance at end of period	$1,928	$2,700

Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	October 3,	September 28,
	2008	2007
Inventories	$1,640	$1,123
Accrued expenses	288	1,577
	$1,928	$2,700

Property, Plant, and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	October 3,	September 28,
	2008	2007
Land and land leaseholds	$4,775	$4,715
Buildings	40,068	39,496
Machinery and equipment	43,501	39,233
Construction in progress	638	1,806
	88,982	85,250
Less: accumulated depreciation and amortization	(26,495)	(19,202)
Property, plant, and equipment, net	$62,487	$66,048

Intangible Assets:    The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average	October 3, 2008			September 28, 2007
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(2,887)	$27,813	$30,700	$(2,273)	$28,427
VED Application Technology	25	19,800	(3,713)	16,087	19,800	(2,921)	16,879
X-ray Generator and Satcom Application Technology	15	8,000	(2,508)	5,492	8,000	(1,974)	6,026
Antenna and Telemetry Technology	25	5,300	(241)	5,059	5,300	(29)	5,271
Customer backlog	1	580	(580)	-	580	(78)	502
Land lease	46	11,810	(1,181)	10,629	11,810	(928)	10,882
Tradename	20 - Indefinite	7,600	(55)	7,545	7,600	-	7,600
Customer list and programs	25	6,280	(950)	5,330	6,280	(684)	5,596
Noncompete agreement	5	640	(208)	432	640	(80)	560
Patent application fees	-	147	-	147	-	-	-
		$90,857	$(12,323)	$78,534	$90,710	$(8,967)	$81,743

Intangible assets, net as of October 3, 2008 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Upon obtaining these patents, these costs will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

During the fourth quarter of fiscal year 2008, the Company changed the estimated economic life of the tradename associated with its Eimac business from indefinite to 20 years. The Company believes the 20-year life reflects Eimac’s current operating conditions and economic expectations. The net effect of this change on fiscal year 2008 was to decrease income before taxes by approximately $55,000. As of October 3, 2008, the net book value of Eimac’s tradename was approximately $4.3 million.

The amortization of intangible assets amounted to $3.4 million, $2.5 million and $2.5 million for fiscal years 2008, 2007 and 2006, respectively.

    Based on acquisitions completed as of October 3, 2008, the estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2009	3,028
2010	3,006
2011	3,006
2012	2,992
2013	2,900
Thereafter	60,402
$75,334

Goodwill:    The following table sets forth the changes in goodwill by reportable segment during fiscal years 2008 and 2007:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at September 29, 2006	$133,637	$13,852	$-	$147,489
Malibu acquisition	-	-	14,856	14,856
Other adjustments	(740)	(22)	(10)	(772)
Balance at September 28, 2007	132,897	13,830	14,846	161,573
Malibu purchase price and allocation adjustment	-	-	1,028	1,028
Other adjustment	-	-	10	10
Balance at October 3, 2008	$132,897	$13,830	$15,884	$162,611

During fiscal year 2008, the Company finalized the purchase price valuation and allocation associated with its acquisition of Malibu Research Associates, Inc. in August 2007, resulting in a $1.0 million increase in goodwill. See Note 3 for details.

Other adjustments for fiscal year 2007 include (1) a correction to reduce goodwill by $0.5 million for subsequently recognized deferred tax assets associated with the acquisition of Econco Broadcast Service, Inc., and (2) an adjustment of $0.3 million for tax benefit realized from the exercise of fully vested stock options that were acquired in connection with the January 23, 2004 merger pursuant to which CPI International acquired Communications & Power Industries Holding Corporation (the “January 2004 merger”).

Accrued Expenses:    The following table provides details of accrued expenses:

	October 3,	September 28,
	2008	2007
Payroll and employee benefits	$12,758	$15,164
Accrued interest	2,001	2,073
Other accruals	8,285	9,112
	$23,044	$26,349

Product Warranty:    The following table summarizes the activity related to product warranty during fiscal years 2008 and 2007:

	Year Ended
	October 3,	September 28,
	2008	2007
Beginning accrued warranty	$5,578	$5,958
Malibu acquisition	-	273
Actual costs of warranty claims	(4,329)	(5,328)
Estimates for product warranty, charged to cost of sales	2,910	4,675
Ending accrued warranty	$4,159	$5,578

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

For financial reporting purposes, consideration of approximately $2.6 million, which was part of the cash consideration paid for Malibu at the closing of the acquisition, was excluded from the purchase price allocation and was reported as other long-term assets in the consolidated balance sheet at September 28, 2007. This amount represented the difference between the estimated working capital amount as of the acquisition closing date and the actual working capital amount as of the acquisition closing date. In accordance with SFAS No. 141, any contingent consideration that has not been determined beyond a reasonable doubt is excluded from the purchase price allocation until the contingency is resolved. The Company intended to make a claim against the working capital escrow account of $1.0 million and, if necessary, the indemnity escrow account of $2.3 million to recover the working capital shortfall once the amount of such shortfall had been finally determined.

During the second quarter of fiscal year 2008, the valuation of Malibu’s net working capital amount as of the acquisition closing date was finalized, resulting in a disbursement of cash to the Company of $1.6 million from the escrow accounts. The remaining $1.0 million of consideration was allocated to goodwill as the working capital contingency was resolved, which resulted in an adjusted cash purchase price of approximately $20.7 million. The remaining $1.8 million, including interest, held in the indemnity escrow account is available to cover potential indemnification claims asserted prior to January 1, 2009.

Also during fiscal year 2008, in connection with the filing of Malibu’s 2007 income tax returns, further allocation adjustments were made to the purchase price which resulted in a $0.2 million decrease in the assumed income tax payable and a $0.2 million increase in deferred tax liability.

Additionally, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”); and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of October 3, 2008, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $12.3 million based on the performance in the first earnout period.

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

The following table summarizes the allocation of the fair value of Malibu’s assets acquired and liabilities assumed:

Net current liabilities	$(3,727)
Property, plant and equipment	719
Deferred tax liabilities	(933)
Identifiable intangible assets	8,790
Goodwill	15,884
$20,733

The following table presents details of the purchased intangible assets acquired:

	Weighted Average Useful Life (in years)	Amount
Non compete agreements	5	$530
Tradename	Indefinite	1,800
Antenna and Telemetry technology	25	5,300
Backlog	1	580
Customer relationships	15	580
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

5.     Long-Term Debt

Long-term debt comprises the following:

	October 3,	September 28,
	2008	2007
Term loan, expiring 2014	$88,750	$99,750
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of issue discount of $90 and $183	11,910	21,817
	225,660	246,567
Less: Current portion	1,000	1,000
Long-term portion	$224,660	$245,567

Standby letters of credit	$4,609	$3,725

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

CPI made repayments on the Term Loan of $11.0 million during fiscal year 2008 and $250,000 during the fourth quarter of fiscal year 2007, leaving a principal balance of $88.75 million as of October 3, 2008. The $11.0 million Term Loan repayment during fiscal year 2008 comprised the scheduled amortization payment of $250,000 for the first quarter of fiscal year 2008 and an optional prepayment of $10.75 million. A portion of the optional prepayment was applied against the scheduled amortization payment due for the second, third and fourth quarters of fiscal year 2008. Another portion of the optional prepayment will be applied against the scheduled amortization payments due through fiscal year 2014.

At October 3, 2008, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $4.6 million, was approximately $55.4 million.

See Note 13 “Subsequent Event” for a discussion of the additional $1.0 million prepayment of the Term Loan made on October 15, 2008.

8% Senior Subordinated Notes due 2012 of CPI:  As of October 3, 2008, CPI had $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). The 8% Notes have no sinking fund requirements.

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

Floating Rate Senior Notes due 2015 of CPI International: As of October 3, 2008, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $10.0 million and $58.0 million in fiscal years 2008 and 2007, respectively. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2009 is 8.875% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

Debt Maturities:    As of October 3, 2008, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2009	$1,000	$-	$-	$1,000
2010	-	-	-	-
2011	87,750	-	-	87,750
2012	-	125,000	-	125,000
2013	-	-	-	-
Thereafter	-	-	12,000	12,000
	$88,750	$125,000	$12,000	$225,750

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the Term Loan under the Senior Credit Facilities, which is assumed to mature on the earlier date of August 1, 2011 as described above under “Senior Credit Facilities,” and (2) a debt level based on mandatory repayments according to the contractual amortization schedule other than the $1.0 million amount shown in fiscal year 2009 for the Term Loan, which is an optional prepayment made on October 15, 2008. See Note 13.

As of October 3, 2008, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout fiscal year 2009.

Loss on debt extinguishment: The redemption of $10.0 million of the FR Notes in fiscal year 2008, as discussed above, resulted in a loss on debt extinguishment of approximately $0.6 million, including non-cash write-offs of $0.4 million of unamortized debt issue costs and issue discount costs and $0.2 million in cash payments primarily for call premiums. The debt refinancing during fiscal year 2007 resulted in a loss on debt extinguishment of approximately $6.3 million, including non-cash write-offs of  $4.7 million of unamortized debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums, partially offset by $0.3 million of cash proceeds from the early termination of interest rate swap on the FR Notes.

Interest rate swap agreements: See Note 7 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan and the FR Notes.

6.           Employee Benefit Plans

    Retirement Plans:    CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees, a pension contribution plan covering substantially all of its Canadian employees and a profit sharing plan covering substantially all of its Econco employees. These plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $0.2 million as of October 3, 2008 and September 28, 2007. Except for the Econco profit sharing plan, all participant contributions and Company matching contributions are 100% vested. For the Econco profit sharing plan, employee contributions are 100% vested, while employer contributions vest ratably over a 5 year period beginning with the second year of service. Total CPI contributions to these retirement plans were $3.7 million, $3.7 million and $3.8 million for fiscal years 2008, 2007 and 2006, respectively.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

As of September 28, 2007, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007.

At October 3, 2008 and September 28, 2007, the Company recorded a liability of $0.3 million and $0.2 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $0.7 million and $0.8 million, respectively. Additionally, the Company recorded an unrealized loss of $0.2 million, net of tax, to “accumulated other comprehensive income” in the consolidated balance sheets as of October 3, 2008 and September 28, 2007.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

7.           Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of October 3, 2008, the Company had outstanding forward contract commitments to purchase $37.8 million Canadian dollars. The last forward contract expires on June 29, 2009. At October 3, 2008, the fair value of foreign currency forward contracts was a net liability of $0.5 million and the unrealized loss, net of related tax expense, was $0.4 million. At September 28, 2007, the fair value of foreign currency forward contracts was a net asset of $1.3 million, and the unrealized gain, net of related tax expense, was $1.2 million.

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the consolidated balance sheets, and the Company anticipates recognizing the entire current unrealized loss in operating earnings within the next 12 months. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative in the consolidated statements of operations. The time value was not material for fiscal years 2008, 2007 or 2006. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2008, 2007 and 2006. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative in the consolidated statements of operations. Net income for fiscal year 2008 includes a recognized gain from foreign currency forward contracts of $0.5 million. Net income for fiscal year 2007 includes a recognized loss from foreign currency forward contracts of $0.4 million. Net income for fiscal year 2006 includes a recognized gain from foreign currency forward contracts of $1.2 million.

The Company also uses derivatives to hedge the interest rate exposure associated with its long- term debt. During the fourth quarter of fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts to match the expected pay down of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was

$70.0 million at October 3, 2008 and represented approximately 79% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At October 3, 2008, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.1 million (accrued expenses) and $0.8 million (other long-term liabilities), respectively. At September 28, 2007, the fair value of the short-term and long-term portions of the 2007 Swap was an asset of $0.1 million (other current assets) and a liability of $0.3 million (other long-term liabilities), respectively. At October 3, 2008 and September 28, 2007, the unrealized loss, net of tax, was $1.2 million and $0.1 million, respectively.

During the fourth quarter of fiscal year 2007, the Company completed an early settlement of its $80.0 million interest rate swap contract (the “2005 Swap”) associated with its FR Notes as discussed in Note 5, for which the Company received $0.4 million in cash representing the final net swap interest originally due on January 31, 2008. Of the $0.4 million proceeds from the 2005 Swap settlement, $0.3 million was recognized immediately as a gain on the ineffective portion of the 2005 Swap effected by the repurchase and redemption of an aggregate of $58.0 million of the FR Notes in the fourth quarter of fiscal year 2007. Included in accumulated other comprehensive income in the consolidated balance sheet, the fair value of the unrealized gain on the 2005 Swap was approximately $51,000, net of tax, as of September 28, 2007.

8.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at October 3, 2008 were as follows:

Fiscal Year	Operating Leases
2009	$2,037
2010	1,756
2011	676
2012	530
2013	377
Thereafter	2,896
$8,272

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $2.5 million, $1.9 million and $1.8 million for fiscal years 2008, 2007 and 2006, respectively. Assets subject to capital leases at October 3, 2008 and September 28, 2007 were not material.

Guarantees: The Company has restricted cash of $0.8 million and $2.3 million as of October 3, 2008 and September 28, 2007, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Purchase commitments: As of October 3, 2008, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2009	$28,148
2010	955
2011	279
2012	12
2013	-
$29,394

Contingent Earnout Consideration: As discussed in Note 3, in addition to the $20.5 million of net cash consideration paid for the Malibu acquisition, there is a potential Financial Earnout payable to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition, and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. No earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $12.3 million.

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

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The likelihood of loss under these agreements is remote. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2008.

Employment Agreements: The Company has entered into employment agreements with certain members of executive management that include provisions for the continued payment of salary, benefits and a pro-rata portion of annual bonus upon employment termination for periods ranging from 12 months to 30 months.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

Subsequent to October 3, 2008, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. The Company plans to contest this matter vigorously. The Company has recorded certain costs in fiscal year 2008 as a result of the termination, however at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter or whether an unfavorable resolution of this matter would have a material adverse effect on the Company's results of operations and cash flows.

9.             Stockholders’ Equity

Common and Preferred Stock:  The Company has 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 3, 2008 and September 28, 2007, there were no shares of Preferred Stock outstanding.

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

Treasury Stock:  On May 28, 2008, the Company announced that its board of directors authorized the Company to implement a program to repurchase up to $12.0 million of the Company's common stock from time to time through May 23, 2009, funded entirely from cash on hand. Repurchases made under the program are subject to the terms and limitations of Company's debt covenants, as well as market conditions and share price, and will be made at management's discretion in open market trades, through block trades or in privately negotiated transactions. The program may be modified or terminated by the Company's board of directors at any time. During fiscal year 2008, the Company repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Stock-Based Compensation Plans: The Company has four stock plans: the 2006 Equity and Performance Incentive Plan (the “2006 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”).

2006 Plan:    The 2006 Plan provides for an aggregate of up to 1,400,000 shares of CPI International’s common stock to be available for awards, plus the number of shares subject to awards granted under the 2004 Stock Incentive Plan and the 2000 Stock Option Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”) and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of the shares on the date of grant. Approximately 552,000 shares were available for grant as of October 3, 2008.

2006 ESPP:    The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee of the board of directors. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase. Under the 2006 ESPP, approximately 637,000 shares of common stock were available for issuance as of October 3, 2008.

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

Stock Options:  Options outstanding that have vested and are expected to vest as of October 3, 2008 are as follows:

	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested	2,556,762	$3.83	5.2	$23,052
Expected to vest	768,756	13.98	7.7	1,271
Total	3,325,518	6.17	5.8	$24,323

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). As of October 3, 2008, there was $4.0 million of unrecognized compensation costs related to stock options granted under the Company’s stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of the Company’s stock option plans as of October 3, 2008 and September 28, 2007 and of changes during fiscal year 2008 is presented below:

	Outstanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184
Granted	208,750	16.79
Exercised	(8,906)	4.32
Forfeited or cancelled	(21,631)	17.75
Balance at October 3, 2008	3,349,294	$6.23	5.77	$24,363	2,556,762	$3.83	5.16	$23,052

The aggregate intrinsic value in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $12.64 as of October 3, 2008 or $19.01 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of the respective dates. As of October 3, 2008, approximately 2.4 million exercisable options were in-the-money.

During fiscal years 2008, 2007 and 2006, cash received from option exercises was approximately $38,000, $0.7 million and $55,000, and total intrinsic value of options exercised was $0.1 million, $3.6 million and $0.2 million, respectively.

Outstanding and exercisable options presented by exercise price at October 3, 2008 are as follows:

	Options Outstanding		Exercisable Options
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Term (Years)	Number of Options Exercisable	Weighted-Average Remaining Contractual Term (Years)
$0.20	621,287	4.4	621,287	4.4
$0.74	164,327	1.9	164,327	1.9
$1.08	8,000	5.3	8,000	5.3
$4.32	1,701,442	5.5	1,546,557	5.5
$6.61	49,032	6.0	49,032	6.0
$6.98	23,706	6.5	19,884	6.5
$14.22	283,000	8.2	71,875	8.2
$16.79	200,625	9.2	425	9.2
$16.94	1,500	9.2	-	-
$17.09	6,000	8.4	2,000	8.4
$18.00	274,875	7.6	71,875	7.6
$19.53	9,500	9.0	-	-
$19.80	6,000	8.6	1,500	8.6
Total	3,349,294	5.8	2,556,762	5.2

Stock Purchase Plan:  Employees purchased approximately 72,000 shares and 51,000 shares in fiscal years 2008 and 2007, respectively, for $0.9 million and $0.8 million, respectively, under the 2006 ESPP. The first purchase under the 2006 ESPP occurred in the first quarter of fiscal year 2007. As of October 3, 2008, there were no unrecognized compensation costs related to rights to acquire stock under the Company’s stock purchase plan.

Restricted Stock and Restricted Stock Units: As of October 3, 2008, there were outstanding 117,154 shares of nonvested restricted stock and restricted stock units, and as of September 28, 2007 and September 29, 2006, there were 11,466 and 9,999 shares, respectively, of nonvested restricted stock, in each case granted to directors and employees. The restricted stock and restricted stock units vest over periods of one to four years and have a 10 year contractual life. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of October 3, 2008 and September 28, 2007 and of changes during fiscal year 2008 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Fair Value*
Nonvested at September 28, 2007	11,466	$17.44
Granted	114,461	$15.22
Vested	(5,848)	$17.60	$62
Forfeited	(2,925)	$16.79
Nonvested at October 3, 2008	117,154	$15.28

* Based on the value of the Company's stock on the date that the restricted stock units vest.

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at October 3, 2008 was $1.5 million. As of October 3, 2008, there was $1.4 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

The Company settles stock option exercises, restricted stock awards and restricted stock units with newly issued common shares.

Valuation and Expense Information under SFAS No. 123(R)

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) or 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the ESPP based on estimated fair values.

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

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Expected term (in years)	6.25	6.25	6.47
Expected volatility	41.20%	49.33%	53.57%
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate	3.8%	4.7%	4.7%

The weighted-average grant-date fair value of options granted during fiscal years 2008, 2007 and 2006 was $7.83, $8.98 and $10.60 per share, respectively.

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $2.08 and $2.47 per share during fiscal years 2008 and 2007, respectively.

Using the market price of the Company’s common stock on the date of grant, the weighted-average estimated fair value of restricted stock and restricted stock units granted was $15.22, $17.09 and $18.00 per share during fiscal years 2008, 2007 and 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for all fiscal years presented is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense for fiscal years 2008, 2007 and 2006, which was allocated as follows:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$425	$274	$36
Research and development	153	94	15
Selling and marketing	229	122	27
General and administrative	1,328	749	196
	$2,135	$1,239	$274

Share-based compensation cost capitalized in inventory	$453	$297	$25
Share-based compensation cost remaining in inventory at end of period	$76	$48	$25

Share-based compensation expense by type of award:
Stock options	$1,544	$1,006	$224
Restricted stock and restricted stock units	438	110	50
Stock purchase plan	153	123	-
	$2,135	$1,239	$274

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $50,000, $1.3 million and $0.1 million during fiscal years 2008, 2007 and 2006, respectively.

10.           Income Taxes

Income before income taxes consisted of the following:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
U.S.	$20,405	$20,466	$16,432
Foreign	10,848	13,785	9,845
	$31,253	$34,251	$26,277

Income tax expense consisted of the following:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Current
Federal	$6,904	$4,946	$5,447
State	1,980	2,320	1,967
Foreign	3,035	4,693	7,571
	11,919	11,959	14,985
Deferred
Federal	(934)	117	(3,598)
State	(208)	(143)	(397)
Foreign	27	(185)	(1,932)
	(1,115)	(211)	(5,927)
Income tax expense	$10,804	$11,748	$9,058

The Company recorded an income tax provision of $10.8 million, $11.7 million and $9.1 million for fiscal years 2008, 2007 and 2006, respectively. The Company’s effective tax rate was approximately 34.6% for fiscal year 2008 as compared to approximately 34.3% and 34.5% for fiscal years 2007 and 2006.

The effective income tax rate for fiscal year 2008 includes a discrete tax benefit of $0.4 million that is attributable to fiscal year 2007 related to the correction of an immaterial error in the computation of the warranty expense tax deduction in a foreign tax jurisdiction. The Company believes that the impact of the correction was not material to its consolidated financial statements for fiscal year 2008 or 2007.

U.S. income tax expense for fiscal year 2007 includes a charge to deferred income tax expense of approximately $0.9 million to correct an error for a deferred tax asset that should have been expensed in fiscal year 2006. The Company believes that the impact of the $0.9 million charge to deferred income tax expense was not material to its consolidated financial statements for either fiscal year 2007 or 2006.

Income tax expense for fiscal year 2006 includes a $0.3 million charge attributable to fiscal year 2005, consisting of $0.5 million to correct the overstatement of tax benefits recorded in fiscal year 2005 for stock-based compensation expense that is not deductible for income tax purposes in a foreign tax jurisdiction, offset by the reversal of a $0.2 million tax contingency reserve that is no longer considered necessary. The Company believes that the impact of the correction was not material to its consolidated financial statements for fiscal year 2006 or 2005.

CPI International adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of fiscal year 2008 commencing on September 29, 2007. In connection with the Company’s adoption of FIN No. 48, there was no cumulative effect adjustment necessary to the September 29, 2007 balance of retained earnings. The total unrecognized tax benefit, excluding any related interest accrual, was $5.6 million and $4.9 million as of October 3, 2008 and September 29, 2007, respectively, and is reported as a current liability (income taxes payable) since it is expected to be settled within 12 months of the reporting date. Of the total unrecognized tax benefit balance, $4.6 million and $4.4 million would reduce the effective tax rate if recognized as of October 3, 2008 and September 29, 2007, respectively.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, for the year ended October 3, 2008 is as follows:

Unrecognized tax benefits at September 29, 2007	$4,954
Increase in tax provisions for current year	1,183
Expiration of statutes of limitations	(235)
Changes due to translation of foreign currency	(293)
Unrecognized tax benefits at October 3, 2008	$5,609

The Company’s policy to classify interest and penalties on unrecognized tax benefits as a component of income tax expense in the statements of operations and comprehensive income did not change upon the adoption of FIN No. 48. As of October 3, 2008 and September 29, 2007, the Company had accrued $1.8 million and $1.3 million of interest for unrecognized tax benefits, respectively. The Company had minimal penalties accrued in income tax expense.

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

Based on the outcome of examinations of the Company and the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. The majority of the Company’s unrecognized tax benefit is attributable to the Canada Revenue Agency (“CRA”) income tax contingency. The CRA is conducting an audit of the Company’s income tax returns in Canada for fiscal years 2001 and 2002. The Company received a proposed tax assessment, including interest expense from the CRA for fiscal years 2001 and 2002. The tax assessment is based on tax deductions related to the valuation of the Satcom business, which was purchased by Communications & Power Industries Canada Inc. from CPI in fiscal years 2001 and 2002. While the Company believes that it has meritorious defenses and intends to vigorously defend its position, it is reasonably possible that the CRA may issue a formal tax assessment requiring the Company to settle the tax deficiency within 12 months. The Company believes that adequate accruals have been provided for any adjustments that may result from the CRA examination. In addition, the Company has provided for amounts of anticipated tax audit adjustments in various jurisdictions based on its reasonable estimate of additional taxes and interest that do not meet the more likely than not standard under FIN No. 48.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	October 3,	September 28,
	2008	2007
Deferred tax assets:
Inventory and other reserves	$6,347	$5,642
Accrued vacation	2,120	2,064
Deferred compensation and other accruals	4,263	4,179
Other comprehensive income	1,102	-
Debt issuance costs	684	790
Foreign jurisdictions, net	558	472
Land lease amortization	663	681
State taxes	521	561
Gross deferred tax assets	16,258	14,389
Valuation allowance	-	-
Total deferred tax assets	$16,258	$14,389

Deferred tax liabilities:
Accelerated depreciation	$(7,491)	$(7,536)
Acquisition-related intangibles	(23,450)	(23,950)
Other comprehensive income	-	(480)
Foreign jurisdictions, net	(1,091)	(973)
Total deferred tax liabilities	$(32,032)	$(32,939)
Net deferred tax liabilities	$(15,774)	$(18,550)

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

	October 3,	September 28,
	2008	2007
Current deferred tax assets	$11,411	$9,744
Long-term deferred tax assets (other long-term assets)	136	100
Long-term deferred tax liabilities	(27,321)	(28,394)
Net deferred tax liabilities	$(15,774)	$(18,550)

The Company has not provided deferred taxes on approximately $25 million of the Company's undistributed earnings in its Canadian operations which are intended to be permanently reinvested.  A determination of the amount of the unrecognized deferred tax liability associated with these earnings is impracticable.

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(1.5)	(0.7)	(1.0)
Extraterritorial income exclusion benefit	-	(0.1)	(0.8)
Foreign tax rate differential	-	1.4	(3.4)
State taxes	3.7	3.8	3.9
Foreign tax credits	(2.3)	(3.2)	(2.1)
Change in foreign filing position	-	(5.3)	(4.9)
Change in state apportionment factors	-	-	(2.7)
Tax contingency reserve accrual	0.5	0.1	8.9
Non-deductible expenses	0.3	0.3	0.2
Correction of error from prior year	(1.4)	2.6	1.1
Other differences	0.3	0.4	0.3
Effective tax rate	34.6%	34.3%	34.5%

11.           Segments, Geographic and Customer Information

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

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by SFAS No. 131, Other includes the activities of the Company’s recently acquired Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, UAV’s and shipboard systems.

Sales and marketing, and certain administration expenses, are allocated to the divisions and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Sales from external customers
VED	$279,364	$280,010	$275,254
Satcom equipment	74,264	67,965	64,463
Other	16,386	3,115	-
	$370,014	$351,090	$339,717
Intersegment product transfers
VED	$27,462	$22,898	$23,220
Satcom equipment	116	23	34
	$27,578	$22,921	$23,254
Capital expenditures
VED	$2,659	$7,649	$5,407
Satcom equipment	692	341	559
Other	911	179	4,947
	$4,262	$8,169	$10,913
EBITDA
VED	$69,923	$75,230	$70,366
Satcom equipment	5,997	6,056	4,967
Other	(14,649)	(16,998)	(16,237)
	$61,271	$64,288	$59,096

	October 3,	September 28,	September 29,
	2008	2007	2006
Total assets
VED	$324,483	$335,926	$328,211
Satcom equipment	48,219	49,266	43,604
Other	94,246	91,030	69,944
	$466,948	$476,222	$441,759

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

The following table reconciles net income to EBITDA:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Net income	$20,449	$22,503	$17,219
Depreciation and amortization	10,963	9,098	9,013
Interest expense, net	19,055	20,939	23,806
Income tax expense	10,804	11,748	9,058
EBITDA	$61,271	$64,288	$59,096

Net property, plant and equipment by geographic area were as follows:

	October 3,	September 28,	September 29,
	2008	2007	2006
United States	$48,593	$51,704	$53,306
Canada	13,843	14,308	10,475
Other	51	36	70
Total	$62,487	$66,048	$63,851

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	October 3,	September 28,
	2008	2007
Geographic areas:
United States	$114,297	$113,310
Canada	48,314	48,263
	$162,611	$161,573

Sales are attributed to geographic regions based on the location of the Company’s customers. Geographic sales for external customers by location were as follows:

	Year Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
United States	$237,909	$208,682	$214,650
All foreign countries	132,105	142,408	125,067
Total sales	$370,014	$351,090	$339,717

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2008, 2007 and 2006. Direct sales to the United States Government were $68.6 million, $56.8 million and $59.7 million for fiscal years 2008, 2007 and 2006, respectively. Accounts receivable from this customer represented 17% and 15% of consolidated accounts receivable at October 3, 2008 and September 28, 2007, respectively.

12.           Quarterly Financial Data (Unaudited)

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

All quarters presented comprised 13 weeks each except for the fourth quarter of fiscal year ended October 3, 2008 which comprised 14 weeks.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended October 3, 2008
Sales	$85,910	$94,804	$90,734	$98,566
Gross profit	24,136	28,066	27,232	29,494
Net income	2,510	6,154	5,824	5,961

Basic earnings per share	$0.15	$0.38	$0.36	$0.37
Diluted earnings per share	$0.14	$0.35	$0.33	$0.34

Year ended September 28, 2007
Sales	$83,723	$88,444	$87,318	$91,605
Gross profit	26,581	27,705	28,651	30,364
Net income	5,835	5,760	8,131	2,777

Basic earnings per share	$0.36	$0.35	$0.50	$0.17
Diluted earnings per share	$0.33	$0.32	$0.46	$0.16

Net income for the fourth quarter of fiscal year 2007 includes approximately $3.9 million, net of related income tax expense, for loss on debt extinguishment and immaterial correction of errors for (1) approximately $0.9 million for deferred income tax expense to correct an error that arose in the fourth quarter of fiscal year 2006 and (2) a favorable impact to cost of sales of approximately $1.1 million ($0.8 million, net of related income tax expense) as a result of the correction of an error in the accounting for inventory that was improperly expensed in prior periods.

Net income for the third quarter of fiscal year 2007 includes a discrete tax benefit of $1.8 million related to the filing of amended income tax returns for prior years to reflect a change in estimate with regard to reporting Canadian income earned in the U.S.

13.           Subsequent Event

On October 15, 2008, the Company made another optional prepayment of $1.0 million on its Term Loan, further reducing the balance of the Term Loan to $87.75 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$84	$26,272	$493	$1,821	$-	$28,670
Restricted cash	-	-	629	147	-	776
Accounts receivable, net	-	22,453	12,353	12,542	-	47,348
Inventories	-	42,066	6,759	17,653	(990)	65,488
Deferred tax assets	-	10,853	2	556	-	11,411
Intercompany receivable	-	8,523	5,135	13,454	(27,112)	-
Prepaid and other current assets	-	2,370	632	821	-	3,823
Total current assets	84	112,537	26,003	46,994	(28,102)	157,516
Property, plant and equipment, net	-	45,556	3,047	13,884	-	62,487
Deferred debt issue costs, net	392	4,602	-	-	-	4,994
Intangible assets, net	-	56,700	14,168	7,666	-	78,534
Goodwill	-	93,375	20,973	48,263	-	162,611
Other long-term assets	-	383	287	136	-	806
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	182,869	101,193	-	-	(284,062)	-
Total assets	$183,345	$415,381	$64,478	$116,943	$(313,199)	$466,948

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$1,000	$-	$-	$-	$1,000
Accounts payable	272	10,893	2,116	7,828	-	21,109
Accrued expenses	186	14,905	3,143	4,810	-	23,044
Product warranty	-	2,002	538	1,619	-	4,159
Income taxes payable	-	1,280	213	6,273	-	7,766
Advance payments from customers	-	7,624	3,132	1,579	-	12,335
Intercompany payable	27,112	-	-	-	(27,112)	-
Total current liabilities	27,570	37,704	9,142	22,109	(27,112)	69,413
Deferred income taxes	-	21,922	-	5,399	-	27,321
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,910	212,750	-	-	-	224,660
Other long-term liabilities	-	1,213	-	476	-	1,689
Total liabilities	39,480	273,589	9,142	29,019	(28,147)	323,083
Common stock	165	-	-	-	-	165
Parent investment	-	50,020	43,167	58,114	(151,301)	-
Additional paid-in capital	71,818	-	-	-	-	71,818
Accumulated other comprehensive loss	(1,809)	(1,809)	-	(283)	2,092	(1,809)
Retained earnings	76,491	93,581	12,169	30,093	(135,843)	76,491
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	143,865	141,792	55,336	87,924	(285,052)	143,865
Total liabilities and stockholders' equity	$183,345	$415,381	$64,478	$116,943	$(313,199)	$466,948

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,378	$16,518	$958	$1,620	$-	$20,474
Restricted cash	-	-	1,945	310	-	2,255
Accounts receivable, net	-	25,857	10,816	15,916	-	52,589
Inventories	-	43,949	7,092	17,084	(678)	67,447
Deferred tax assets	-	9,272	3	469	-	9,744
Intercompany receivable	-	23,312	2,076	2,736	(28,124)	-
Prepaid and other current assets	-	3,250	545	844	-	4,639
Total current assets	1,378	122,158	23,435	38,979	(28,802)	157,148
Property, plant and equipment, net	-	48,327	3,382	14,339	-	66,048
Deferred debt issue costs, net	795	5,738	-	-	-	6,533
Intangible assets, net	-	67,008	6,465	8,270	-	81,743
Goodwill	-	107,462	5,848	48,263	-	161,573
Other long-term assets	-	3,077	-	100	-	3,177
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	174,333	64,641	-	-	(238,974)	-
Total assets	$176,506	$419,446	$39,130	$109,951	$(268,811)	$476,222

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$1,000	$-	$-	$-	$1,000
Accounts payable	224	10,421	2,430	8,719	-	21,794
Accrued expenses	404	16,684	3,991	5,270	-	26,349
Product warranty	-	3,141	481	1,956	-	5,578
Income taxes payable	-	1,888	562	6,298	-	8,748
Advance payments from customers	-	5,926	4,933	1,273	-	12,132
Intercompany payable	28,124	-	-	-	(28,124)	-
Total current liabilities	28,752	39,060	12,397	23,516	(28,124)	75,601
Deferred income taxes	31	22,833	-	5,530	-	28,394
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	21,817	223,750	-	-	-	245,567
Other long-term liabilities	-	547	-	207	-	754
Total liabilities	50,600	286,190	12,397	30,288	(29,159)	350,316
Common stock	164	-	-	-	-	164
Parent investment	-	60,705	19,167	57,746	(137,618)	-
Additional paid-in capital	68,763	-	-	-	-	68,763
Accumulated other comprehensive income	937	886	-	155	(1,041)	937
Retained earnings	56,042	71,665	7,566	21,762	(100,993)	56,042
Total stockholders’ equity	125,906	133,256	26,733	79,663	(239,652)	125,906
Total liabilities and stockholders' equity	$176,506	$419,446	$39,130	$109,951	$(268,811)	$476,222

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended October 3, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$228,215	$81,065	$140,420	$(79,686)	$370,014
Cost of sales	-	163,032	69,153	108,275	(79,374)	261,086
Gross profit	-	65,183	11,912	32,145	(312)	108,928
Operating costs and expenses:
Research and development	-	3,108	444	7,237	-	10,789
Selling and marketing	-	7,724	4,494	8,926	-	21,144
General and administrative	-	14,399	4,167	4,180	-	22,746
Amortization of acquisition-related intangible assets	-	1,391	1,108	604	-	3,103
Net loss on disposition of fixed assets	-	173	13	19	-	205
Total operating costs and expenses	-	26,795	10,226	20,966	-	57,987
Operating income	-	38,388	1,686	11,179	(312)	50,941
Interest expense (income), net	1,734	17,355	(53)	19	-	19,055
Loss on debt extinguishment	633	-	-	-	-	633
(Loss) income before income tax expense
and equity in income of subsidiaries	(2,367)	21,033	1,739	11,160	(312)	31,253
Income tax (benefit) expense	(900)	8,689	186	2,829	-	10,804
Equity in income of subsidiaries	21,916	9,572	-	-	(31,488)	-
Net income	$20,449	$21,916	$1,553	$8,331	$(31,800)	$20,449

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$221,150	$64,375	$140,808	$(75,243)	$351,090
Cost of sales	-	151,825	53,419	108,493	(75,948)	237,789
Gross profit	-	69,325	10,956	32,315	705	113,301
Operating costs and expenses:
Research and development	-	2,729	95	5,734	-	8,558
Selling and marketing	-	7,958	3,398	7,902	-	19,258
General and administrative	-	14,801	1,644	5,074	-	21,519
Amortization of acquisition-related intangible assets	-	1,462	250	604	-	2,316
Net loss on disposition of fixed assets	-	70	-	59	-	129
Total operating costs and expenses	-	27,020	5,387	19,373	-	51,780
Operating income	-	42,305	5,569	12,942	705	61,521
Interest expense (income), net	7,301	13,833	(57)	(138)	-	20,939
Loss on debt extinguishment	4,279	2,052	-	-	-	6,331
(Loss) income before income tax expense
and equity in income of subsidiaries	(11,580)	26,420	5,626	13,080	705	34,251
Income tax (benefit) expense	(4,390)	11,630	323	4,185	-	11,748
Equity in income of subsidiaries	29,693	14,903	-	-	(44,596)	-
Net income	$22,503	$29,693	$5,303	$8,895	$(43,891)	$22,503

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$223,154	$57,214	$130,439	$(71,090)	$339,717
Cost of sales	-	160,646	46,993	99,147	(70,723)	236,063
Gross profit	-	62,508	10,221	31,292	(367)	103,654
Operating costs and expenses:
Research and development	-	3,561	-	4,989	-	8,550
Selling and marketing	-	8,388	3,678	7,761	-	19,827
General and administrative	-	13,508	1,289	7,621	-	22,418
Amortization of acquisition-related intangible assets	-	1,336	250	604	-	2,190
Net loss on disposition of fixed assets	-	509	2	75	-	586
Total operating costs and expenses	-	27,302	5,219	21,050	-	53,571
Operating income	-	35,206	5,002	10,242	(367)	50,083
Interest expense (income), net	8,150	15,640	(14)	30	-	23,806
(Loss) income before income tax expense
and equity in income of subsidiaries	(8,150)	19,566	5,016	10,212	(367)	26,277
Income tax (benefit) expense	(3,260)	5,225	1,454	5,639	-	9,058
Equity in income of subsidiaries	22,109	7,768	-	-	(29,877)	-
Net income	$17,219	$22,109	$3,562	$4,573	$(30,244)	$17,219

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 3, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,985)	$26,023	$(78)	$10,921	$-	$33,881
Cash flows from investing activities
Capital expenditures	-	(3,302)	(240)	(720)	-	(4,262)
Acquisitions, net of cash acquired	-	1,615	-	-	-	1,615
Payment of patent application fees	-	-	(147)	-	-	(147)
Net cash used in investing activities	-	(1,687)	(387)	(720)	-	(2,794)
Cash flows from financing activities
Proceeds from stock purchase plan and exercises of stock options	891	-	-	-	-	891
Repayments of debt	(10,000)	(11,000)	-	-	-	(21,000)
Purchase of treasury stock	(2,800)	-	-	-	-	(2,800)
Intercompany dividends / debt	13,600	(3,600)	-	(10,000)	-	-
Excess tax benefit on stock option exercises	-	18	-	-	-	18
Net cash provided by (used in) financing activities	1,691	(14,582)	-	(10,000)	-	(22,891)
Net (decrease) increase in cash and cash equivalents	(1,294)	9,754	(465)	201	-	8,196
Cash and cash equivalents at beginning of year	1,378	16,518	958	1,620	-	20,474
Cash and cash equivalents at end of year	$84	$26,272	$493	$1,821	$-	$28,670

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(8,497)	$24,520	$710	$4,926	$-	$21,659
Cash flows from investing activities
Capital expenditures	-	(3,396)	(42)	(4,731)	-	(8,169)
Acquisitions, net of cash acquired	-	(22,174)	-	-	-	(22,174)
Net cash used in investing activities	-	(25,570)	(42)	(4,731)	-	(30,343)
Cash flows from financing activities
Proceeds from issuance of debt	-	100,000	-	-	-	100,000
Proceeds from stock purchase plan and exercises of stock options	1,436	-	-	-	-	1,436
Repayments of debt	(58,000)	(42,750)	-	-	-	(100,750)
Debt issuance costs	-	(2,462)	-	-	-	(2,462)
Intercompany dividends	66,300	(66,300)	-	-	-	-
Excess tax benefit on stock option exercises	-	781	-	-	-	781
Net cash provided by (used in) financing activities	9,736	(10,731)	-	-	-	(995)
Net increase (decrease) in cash and cash equivalents	1,239	(11,781)	668	195	-	(9,679)
Cash and cash equivalents at beginning of year	139	28,299	290	1,425	-	30,153
Cash and cash equivalents at end of year	$1,378	$16,518	$958	$1,620	$-	$20,474

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2006

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(7,714)	$14,612	$94	$3,905	$-	$10,897
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	-	11,334	-	-	-	11,334
Expenses relating to sale of San Carlos property	-	(577)				(577)
Capital expenditures	-	(7,679)	(127)	(3,107)	-	(10,913)
Investment in subsidiary	(47,500)	47,500	-	-	-	-
Net cash (used in) provided by investing activities	(47,500)	50,578	(127)	(3,107)	-	(156)
Cash flows from financing activities
Proceeds from issuance of debt	-	10,000	-	-	-	10,000
Proceeds from issuance of common stock	52,940	-	-	-	-	52,940
Proceeds from exercise of stock options	55	-	-	-	-	55
Repayments of debt	-	(47,500)	-	-	-	(47,500)
Common stock issuance costs	(5,641)	-	-	-	-	(5,641)
Stockholder distribution payments	(17,000)	-	-	-	-	(17,000)
Intercompany dividends	24,919	(24,919)	-	-	-	-
Excess tax benefit on stock option exercises	47	-	-	-	-	47
Net cash provided by (used in) financing activities	55,320	(62,419)	-	-	-	(7,099)
Net increase (decrease) in cash and cash equivalents	106	2,771	(33)	798	-	3,642
Cash and cash equivalents at beginning of year	33	25,528	323	627	-	26,511
Cash and cash equivalents at end of year	$139	$28,299	$290	$1,425	$-	$30,153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI International, Inc.

	By:	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer
Date: December 15, 2008

	By:	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
	/s/ O. JOE CALDARELLI	Chief Executive Officer and Director	December 15, 2008
	O. Joe Caldarelli	(Principal Executive Officer)
	/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer	December 15, 2008
	Joel A. Littman	and Secretary (Principal Financial
and Accounting Officer)
	MICHAEL TARGOFF*	Chairman of the Board of Directors	December 15, 2008
Michael Targoff
	MICHAEL F. FINLEY*	Director	December 15, 2008
Michael F. Finley
	JEFFREY P. HUGHES*	Director	December 15, 2008
Jeffrey P. Hughes
	STEPHEN R. LARSON*	Director	December 15, 2008
Stephen R. Larson
	WILLIAM P. RUTLEDGE*	Director	December 15, 2008
William P. Rutledge

By:	/s/ JOEL A. LITTMAN
Joel A. Littman
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
4.5	Specimen common stock certificate of the Registrant (Exhibit 4.5)(15)
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

10.10	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)
10.11	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.12	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)

Exhibit Number	Exhibit Description
10.13	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(12)
10.14	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16) (12)
10.15	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.16	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.17	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)
10.18	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(7)
10.19	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(12)
10.20	Conformed copy of 2004 Stock Incentive Plan reflecting amendments adopted on September 24, 2004 and December 7, 2006 (Exhibit 10.20)(17)
10.21	Form of Option Agreement (Employees) under the 2004 Stock Incentive Plan (Exhibit 10.2)(8)
10.22	Form of Option Agreement (Directors) under the 2004 Stock Incentive Plan (Exhibit 10.3)(8)
10.23	Conformed copy of 2006 Equity and Performance Incentive Plan reflecting amendments adopted on December 7, 2006 and December 9, 2008
10.24	Form of Stock Option Agreement (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.25)(15)
10.25	Form of Stock Option Agreement (Senior Executives) (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.26)(15)
10.26	Form of Stock Option Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.27)(15)
10.27	Form of Restricted Stock Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.28)(15)
10.28	Conformed copy of 2006 Employee Stock Purchase Plan reflecting amendments adopted on July 1, 2006 and December 7, 2006 (Exhibit 10.28)(17)
10.29	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(6)
10.30	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004 (Exhibit 10.3)(22)

Exhibit Number	Exhibit Description
10.31	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli (Exhibit 10.1)(16)
10.32	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett (Exhibit 10.1)(22)
10.33	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman (Exhibit 10.2)(22)
10.34	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman (Exhibit 10.41)(6)
10.35	Form of Indemnification Agreement (Exhibit 10.36)(15)
10.36	Form of Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(18)
10.37	Form of Stock Option Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(18)
10.38	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley (Exhibit 10.1)(19)
10.39
Amended and Restated Credit Agreement, dated as of August 1, 2007, among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC and Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, , Bear Stearns Corporate Lending Inc., The Royal Bank of Scotland PLC, and RBS Securities Corp (Exhibit 10.1)(20)

10.40	Form of Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(21)
10.41	Form of Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(21)
10.42	Form of Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.3)(21)
10.43	Form of Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.4)(21)
10.44	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler
10.45	New Form of Performance Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan
10.46	New Form of Performance Stock Option Agreement under 2006 Equity and Performance Incentive Plan
10.47	New Form of Performance Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan

Exhibit Number	Exhibit Description
10.48	New Form of Performance Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan
10.49	New Form of Performance Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan
10.50	New Form of Performance Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan
12	Statement re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
24	Powers of Attorney of the Board of Directors and Officers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Communications & Power Industries Inc.’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995
(2)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2000 (File No. 033-96858)
(3)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858)
(4)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002
(5)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003
(6)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003
(7)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2004
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2005
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on April 19, 2005
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2005
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)

(16)	Incorporated by reference to the Registrant’s Form 10-Q filed on May 15, 2006
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on December 13, 2006
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 12, 2007
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on August 6, 2007
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on December 11, 2007
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 6, 2008