Form 10-Q
period 2009-01-02
CPI INTERNATIONAL, INC.
filed 2009-02-11
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,483,534 shares of Common Stock, $0.01 par value, at February 2, 2009.

CPI INTERNATIONAL, INC.
and Subsidiaries

10-Q REPORT
INDEX

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; the impact of a general slowdown in the global economy; our significant amount of debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts laws and regulations; changes in technology; the impact of unexpected costs; the impact of environmental laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.                      Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	January 2,	October 3,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$28,045	$28,670
Restricted cash	1,323	776
Accounts receivable, net	42,040	47,348
Inventories	65,867	65,488
Deferred tax assets	13,556	11,411
Prepaid and other current assets	4,171	3,823
Total current assets	155,002	157,516
Property, plant, and equipment, net	61,411	62,487
Deferred debt issue costs, net	4,689	4,994
Intangible assets, net	77,779	78,534
Goodwill	162,293	162,611
Other long-term assets	3,856	806
Total assets	$465,030	$466,948

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,000	$1,000
Accounts payable	18,033	21,109
Accrued expenses	28,786	23,044
Product warranty	3,990	4,159
Income taxes payable	1,794	7,766
Advance payments from customers	11,208	12,335
Total current liabilities	66,811	69,413
Deferred income taxes	26,851	27,321
Long-term debt, less current portion	217,913	224,660
Other long-term liabilities	4,714	1,689
Total liabilities	316,289	323,083
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,690 and 16,538 shares issued; 16,484 and 16,332 shares outstanding)	167	165
Additional paid-in capital	72,916	71,818
Accumulated other comprehensive loss	(5,688)	(1,809)
Retained earnings	84,146	76,491
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	148,741	143,865
Total liabilities and stockholders' equity	$465,030	$466,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Quarter Ended
	January 2, 2009	December 28, 2007
Sales	$77,146	$85,910
Cost of sales	57,230	61,774
Gross profit	19,916	24,136
Operating costs and expenses:
Research and development	2,183	2,724
Selling and marketing	4,989	5,172
General and administrative	5,204	6,153
Amortization of acquisition-related intangible assets	694	781
Net loss on disposition of fixed assets	20	34
Total operating costs and expenses	13,090	14,864
Operating income	6,826	9,272
Interest expense, net	4,455	4,812
Income before income taxes	2,371	4,460
Income tax (benefit) expense	(5,284)	1,950
Net income	$7,655	$2,510

Other comprehensive income, net of tax
Net unrealized loss on cash flow hedges	(3,879)	(1,201)
Comprehensive income	$3,776	$1,309

Earnings per share - Basic	$0.47	$0.15
Earnings per share - Diluted	$0.44	$0.14

Shares used to compute earnings per share - Basic	16,269	16,371
Shares used to compute earnings per share - Diluted	17,388	17,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Quarter Ended
	January 2,	December 28,
	2009	2007
Cash flows from operating activities
Net cash provided by operating activities	$4,599	$9,560

Cash flows from investing activities
Capital expenditures	(904)	(1,687)
Payment of patent application fees	-	(147)
Net cash used in investing activities	(904)	(1,834)

Cash flows from financing activities
Repayments of debt	(4,750)	(1,000)
Proceeds from issuance of common stock to employees	423	210
Proceeds from exercise of stock options	7	-
Net cash used in financing activities	(4,320)	(790)

Net (decrease) increase in cash and cash equivalents	(625)	6,936
Cash and cash equivalents at beginning of period	28,670	20,474
Cash and cash equivalents at end of period	$28,045	$27,410

Supplemental cash flow disclosures
Cash paid for interest	$1,503	$155
Cash paid for income taxes, net of refunds	$819	$2,533

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009 and fiscal year 2008 comprised the 53-week period ending October 3, 2008. The first quarters of fiscal years 2009 and 2008 both include 13 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of January 2, 2009 and for the first quarter of fiscal year 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The condensed consolidated balance sheet as of October 3, 2008 has been derived from the audited financial statements at that date. The results of operations for the interim period ended January 2, 2009 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Use of Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provision for revenue recognition; inventory and inventory reserves; product warranty; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition of share-based compensation; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts are generally greater than one year in duration and include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2.           Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Effective October 4, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 4 for further details on the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective October 4, 2008. The Company currently does not have any instruments for which it has elected the fair value option under SFAS No. 159. Therefore, the adoption of SFAS No. 159 has not impacted the Company’s consolidated financial position, results of operations or cash flows.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS No. 141(R) in its fiscal year 2010 commencing October 3, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will be required to adopt SFAS No. 161 in its second quarter of fiscal year 2009 commencing January 3, 2009. This standard is not expected to have a material effect on the Company's financial position or results of operations, and will likely result in additional disclosures related to the Company’s derivatives.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” More specifically, FSP No. FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP No. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will be required to adopt FSP No. FAS 142-3 in its fiscal year 2010 commencing October 3, 2009 and is currently evaluating the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In October 2008, FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require that an employer disclose the following information about the fair value of plan assets: 1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; 2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and 3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs. The final FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will be required to adopt FSP No.132 (R)-1 in its fiscal year 2010 commencing October 3, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the potential impact of adopting this FSP on the disclosures in its consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

3.           Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	January 2,	October 3,
	2009	2008
Accounts receivable	$42,224	$47,437
Less: Allowance for doubtful accounts	(184)	(89)
Accounts receivable, net	$42,040	$47,348

Inventories:    The following table provides details of inventories, net of reserves:

	January 2,	October 3,
	2009	2008
Raw material and parts	$40,094	$40,187
Work in process	18,284	17,622
Finished goods	7,489	7,679
	$65,867	$65,488

Reserve for excess, slow-moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow-moving and obsolete inventory during the first quarter of fiscal years 2009 and 2008:

	Quarter Ended
	January 2,	December 28,
	2009	2007
Balance at beginning of period	$9,860	$9,784
Inventory provision, charged to cost of sales	259	200
Inventory write-offs	(161)	(33)
Balance at end of period	$9,958	$9,951

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the first quarter of fiscal years 2009 and 2008:

	Quarter Ended
	January 2,	December 28,
	2009	2007
Balance at beginning of period	$1,928	$2,700
Provision for loss contracts, charged to cost of sales	479	746
Credit to cost of sales upon revenue recognition	(685)	(1,012)
Balance at end of period	$1,722	$2,434

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	January 2,	December 28,
	2009	2007
Inventories	$1,581	$1,342
Accrued expenses	141	1,092
	$1,722	$2,434

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average	January 2, 2009			October 3, 2008
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(3,040)	$27,660	$30,700	$(2,887)	$27,813
VED Application Technology	25	19,800	(3,911)	15,889	19,800	(3,713)	16,087
X-ray Generator and Satcom
Application Technology	15	8,000	(2,641)	5,359	8,000	(2,508)	5,492
Antenna and Telemetry Technology	25	5,300	(294)	5,006	5,300	(241)	5,059
Customer backlog	1	580	(580)	-	580	(580)	-
Land lease	46	11,810	(1,244)	10,566	11,810	(1,181)	10,629
Tradename	20 - Indefinite	7,600	(110)	7,490	7,600	(55)	7,545
Customer list and programs	25	6,280	(1,017)	5,263	6,280	(950)	5,330
Noncompete agreement	5	640	(241)	399	640	(208)	432
Patent application fees	-	147	-	147	147	-	147
		$90,857	$(13,078)	$77,779	$90,857	$(12,323)	$78,534

    Intangible assets, net as of January 2, 2009 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Upon obtaining these patents, they will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

The amortization of intangible assets amounted to $0.7 million and $0.8 million for the first quarter of fiscal years 2009 and 2008, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2009 (remaining nine months)	2,271
2010	3,006
2011	3,006
2012	2,992
2013	2,900
Thereafter	60,402
$74,577

Goodwill:    The following table sets forth the changes in goodwill by reportable segment during the first quarter of fiscal year 2009:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at October 3, 2008	$132,897	$13,830	$15,884	$162,611
Purchase accounting adjustment	(215)	(103)	-	(318)
Balance at January 2, 2009	$132,682	$13,727	$15,884	$162,293

    The purchase accounting adjustment represents the correction of income tax rates that were used to establish Canadian deferred tax accounts for the Company's merger in fiscal year 2004.

Product Warranty:    The following table summarizes the activity related to product warranty during the first quarter of fiscal years 2009 and 2008:

	Quarter Ended
	January 2,	December 28,
	2009	2007
Beginning accrued warranty	$4,159	$5,578
Actual costs of warranty claims	(1,183)	(1,074)
Estimates for product warranty, charged to cost of sales	1,014	872
Ending accrued warranty	$3,990	$5,376

Accumulated Other Comprehensive Loss:    The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	January 2,	October 3,
	2009	2008
Unrealized loss on cash flow hedges, net of tax	$5,466	$1,587
Unrealized actuarial loss and prior service credit for pension liability, net of tax	222	222
	$5,688	$1,809

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

4.           Financial Instruments

Effective October 4, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2
Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Under SFAS No. 157, the fair value is the price that would be received to sell an asset or paid to transfer a liability that assumes an orderly transaction in the most advantageous market at the measurement date.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of January 2, 2009, financial assets utilizing Level 1 inputs included cash equivalents such as money market and overnight U.S. Government securities, and available-for-sale securities such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included restricted cash in the form of certificates of deposit, foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table sets forth financial instruments carried at fair value within the SFAS No. 157 hierarchy as of January 2, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$22,837	$22,837	$-	$-
Certificates of deposit[2]	1,090	-	1,090
Mutual funds[3]	133	133		-
Foreign exchange forward derivatives[4]	274	-	274	-
Total assets at fair value	$24,334	$22,970	$1,364	-

Liabilities:
Interest rate swap derivative[5]	$3,167	$-	$3,167	$-
Foreign exchange forward derivatives[4]	4,719	-	4,719	-
Total liabilities at fair value	$7,886	$-	$7,886	$-

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2] The certificates of deposit are classified as part of restricted cash in the condensed consolidated balance sheet.
[3] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[4] The foreign currency derivatives are classified as part of other long-term assets and accrued expenses in the condensed consolidated balance sheet.
[5] The interest rate swap derivatives are classified as part of accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

Investments Other Than Derivatives

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments such as money market, U.S. Government securities and mutual funds.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company would use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments, such as certificates of deposit, would be included in Level 2.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Derivatives

The Company executes foreign exchange forward contracts to purchase Canadian dollars and holds a pay-fixed receive-variable interest rate swap contract, all executed in the retail market with its relationship banks. For recognizing the most appropriate value, the Company uses an in-exchange valuation premise that considers the assumptions that market participants would use in pricing the derivatives. The Company has elected to use the income approach and uses observable (Level 2) market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs for derivative valuations are midmarket quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

Key inputs for currency derivatives are spot rates, forward rates, interest rates and credit derivative rates. The spot rate for the Canadian dollar is the same spot rate used for all balance sheet translations at the measurement date. Forward premiums/discounts and interest rates are interpolated from commonly quoted intervals. Once valued, each forward is identified as either an asset or liability. Assets are further discounted using counterparty annual credit default rates, and liabilities are valued using the Company’s credit as reflected in the spread paid over LIBOR on the term loan under the Company’s senior credit facilities.

Key inputs for valuing the interest rate swap are the cash rates used for the very short term (under 3 months), futures rates for up to three years and LIBOR swap rates for periods beyond. These inputs are used to derive variable resets for the swap as well as to discount future fixed and variable cash flows to present value at measurement date. A credit spread is used to further discount each net cash flow using counterparty credit default rates for assets and the Company’s credit spread over LIBOR on the term loan under the Company’s senior credit facilities for liabilities.

See Note 6 for further information regarding the Company’s derivative instruments.

5.           Long-Term Debt

Long-term debt comprises the following:

	January 2,	October 3,
	2009	2008
Term loan, expiring 2014	$84,000	$88,750
8% Senior subordinated notes due 2012	125,000	125,000
Floating rate senior notes due 2015, net of issue discount of $87 and $90	11,913	11,910
	220,913	225,660
Less: Current portion	3,000	1,000
Long-term portion	$217,913	$224,660

Standby letters of credit	$4,753	$4,609

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

The Senior Credit Facilities require that CPI repay $250,000 of the Term Loan at the end of each fiscal quarter prior to the maturity date of the Term Loan, with the remainder due on the maturity date. CPI is required to prepay its outstanding loans under the Senior Credit Facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation, (1) all such proceeds received from certain asset sales by CPI International, CPI or any of CPI’s subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, CPI or any of CPI’s subsidiaries, and (3) all such proceeds paid to CPI International, CPI or any of CPI’s subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

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

CPI made repayments on the Term Loan of $4.75 million during the first quarter of fiscal year 2009, $11.0 million during fiscal year 2008 and $250,000 during fiscal year 2007, leaving a principal balance of $84.0 million as of January 2, 2009.

At January 2, 2009, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $4.8 million, was approximately $55.2 million.

8% Senior Subordinated Notes due 2012 of CPI:  As of January 2, 2009, CPI had $125.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). The 8% Notes have no sinking fund requirements.

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

See Note 12 “Subsequent Event” for a discussion of the repurchase of $3.0 million of the 8% Notes made in January 2009.

Floating Rate Senior Notes due 2015 of CPI International: As of January 2, 2009, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $10.0 million and $58.0 million in fiscal years 2008 and 2007, respectively. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Debt Maturities:    As of January 2, 2009, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2009 (remaining nine months)	$-	$3,000	$-	$3,000
2010	-	-	-	-
2011	84,000	-	-	84,000
2012	-	122,000	-	122,000
2013	-	-	-	-
Thereafter	-	-	12,000	12,000
	$84,000	$125,000	$12,000	$221,000

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the Term Loan under the Senior Credit Facilities, which is assumed to mature on the earlier date of August 1, 2011 as described above under “Senior Credit Facilities,” and (2) a debt level based on mandatory repayments according to the contractual amortization schedule other than the $3.0 million amount shown in fiscal year 2009 for the 8% Notes, which was an optional repurchase made on January 20, 2009. See Note 12.

As of January 2, 2009, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout the remainder of fiscal year 2009.

Interest rate swap agreements: See Note 6 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan.

6.           Derivative Financial Instruments

The Company uses forward exchange contracts to hedge the foreign currency exposure associated with forecasted manufacturing costs in Canada. As of January 2, 2009, the Company had entered into Canadian dollar forward contracts as follows: for the remainder of fiscal year 2009, approximately $37 million (Canadian dollars), or approximately 90% of estimated Canadian dollar denominated expenses at an average rate of approximately $0.94 U.S. dollar to Canadian dollar; for the first half of fiscal year 2010, approximately $19 million (Canadian dollars), or approximately 70% of estimated Canadian dollar denominated expenses, at an average rate of $0.83 U.S. dollar to Canadian dollar. At January 2, 2009, the fair value of the short-term and long-term portions of foreign currency forward contracts was a liability of $4.7 million (accrued expenses) and an asset of $0.3 million (other long-term assets), respectively, and the unrealized loss, net of related tax expense, was $3.5 million. At October 3, 2008, the fair value of the foreign currency forward contracts was a short-term asset of $0.1 million (other current assets) and a short-term liability of $0.5 million (accrued expenses) and the unrealized loss, net of related tax expense, was $0.4 million.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s foreign currency forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the condensed consolidated balance sheets, and the Company anticipates recognizing the entire unrealized loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness, and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for the first quarter of fiscal years 2009 and 2008. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first quarter of fiscal years 2009 and 2008. Realized gains and losses from foreign currency forward contracts are recognized in cost of sales and general and administrative expenses in the condensed consolidated statements of operations. Net income for the first quarter of fiscal years 2009 and 2008 includes a recognized gain of $0.6 million and $3,000, respectively, from foreign currency forward contracts.

The Company also uses derivatives to hedge the interest rate exposure associated with its long- term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $65.0 million at January 2, 2009 and represented approximately 77% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At January 2, 2009, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.9 million (accrued expenses) and $1.2 million (other long-term liabilities), respectively. At October 3, 2008, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.1 million (accrued expenses) and $0.8 million (other long-term liabilities), respectively. At January 2, 2009 and October 3, 2008, the unrealized loss, net of tax, was $2.0 million and $1.2 million, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at January 2, 2009 were as follows:

Fiscal Year	Operating Leases
2009 (remaining nine months)	$1,532
2010	1,756
2011	676
2012	488
2013	419
Thereafter	2,896
Total future minimum lease payments	$7,767

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.7 million and $0.6 million for the first quarter of fiscal years 2009 and 2008, respectively. Assets subject to capital leases at January 2, 2009 and October 3, 2008 were not material.

Guarantees: The Company has restricted cash of $1.3 million and $0.8 million as of January 2, 2009 and October 3, 2008, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Purchase commitments: As of January 2, 2009, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2009 (remaining nine months)	$25,970
2010	2,234
2011	158
2012	12
2013	-
Total purchase commitments	$28,374

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Contingent Earnout Consideration: Under the terms of the purchase agreement for the acquisition of Malibu Research, Inc. (Malibu) in August 2007, in addition to the $20.5 million of net cash consideration paid for the acquisition, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”) and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of January 2, 2009, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $12.3 million based on the performance in the first earnout period.

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

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third-party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management believes that the likelihood of loss under these agreements is remote.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

During the first quarter of fiscal year 2009, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. The Company plans to contest this matter vigorously. The Company has recorded certain costs in the fourth quarter of fiscal year 2008 as a result of the termination, however at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter or whether an unfavorable resolution of this matter would have a material adverse effect on the Company's results of operations and cash flows.

8.    Stock-based Compensation Plans

Excluding the increase of 1.4 million shares for which stockholder approval is being sought, an aggregate of 0.3 million shares of the Company’s common stock remained available for future grant as of January 2, 2009. Approximately 3.5 million options were outstanding as of January 2, 2009 under the Company’s various equity plans. Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options: The following table summarizes stock option activity as of January 2, 2009, and changes during the first quarter of fiscal year 2009 under the Company’s stock option plans:

	Outstanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 3, 2008	3,349,294	$6.23	5.77	$24,363	2,556,762	$3.83	5.16	$23,052
Granted	108,000	10.00
Exercised	(1,526)	4.32
Forfeited or cancelled	(3,349)	15.81
Balance at January 2, 2009	3,452,419	$6.34	5.66	$13,569	2,675,544	$4.34	5.06	$12,928

During the first quarter of fiscal year 2009, the Company granted its officers 108,000 shares of stock options that are subject to time vesting and market performance vesting conditions. All of such shares are broken up into two tranches (each a "Tranche"), each consisting of one-half of the nonvested shares. The nonvested shares in each Tranche become fully vested only if both the time vesting conditions and the performance conditions are satisfied with respect to such nonvested shares. The time vesting conditions with respect to 25% of the nonvested shares in each Tranche generally will be satisfied on each anniversary of the grant date. The market performance conditions of each Tranche are based on specified price thresholds reached by the Company's common stock. The nonvested shares in Tranche One are subject to a $13.50 stock price threshold, and the nonvested shares in Tranche Two are subject to a $16.00 stock price threshold. In order for the market performance conditions to be satisfied with respect to a Tranche, the average closing share price of the Company's common stock must be at or above the applicable stock price threshold amount for 20 consecutive trading days. The stock options have a term of 10 years at the grant date.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $8.44 as of January 2, 2009, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of January 2, 2009, approximately 2.4 million exercisable options were in-the-money.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

During the first quarter of fiscal year 2009, cash received from option exercises was approximately $6,592, and the total intrinsic value of options exercised was $7,004. There were no options exercised during the first quarter of fiscal year 2008. As of January 2, 2009, there was approximately $4.2 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

Stock Purchase Plan:  Employees purchased approximately 48,000 shares in the first quarter of fiscal year 2009 for $0.4 million under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of January 2, 2009, there were no unrecognized compensation costs related to rights to acquire stock under the Company’s stock purchase plan.

Restricted Stock and Restricted Stock Units: There were 235,879 and 117,154 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of January 2, 2009 and October 3, 2008, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of January 2, 2009 and October 3, 2008 and of changes during the first quarter of fiscal year 2009 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 3, 2008	117,154	$15.28
Granted	138,900	8.89
Vested	(20,175)	16.79
Forfeited	-	-
Nonvested at January 2, 2009	235,879	$11.39

During the first quarter of fiscal year 2009, the Company granted its officers and certain other employees, respectively, 36,000 and 102,900 restricted stock or restricted stock units. The restricted stock and restricted stock units granted to the Company’s officers are subject to time vesting and market performance vesting conditions similar to those applicable to the stock option grants described above, except the time vesting conditions with respect to 25% of the nonvested shares will be satisfied on the third trading day following the Company's issuance of its press release reporting first quarter financial results in each of 2010, 2011, 2012 and 2013, but no later than the end of February in each year. The restricted stock and restricted stock units granted to certain other employees of the Company are only subject to time vesting similar to that applicable to restricted stock and restricted stock units granted to the Company’s officers.

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at January 2, 2009 was $2.0 million. As of January 2, 2009, there was $2.5 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

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

The fair value of each time-based option award is estimated on the date of grant using the Black-Scholes model. The fair value of each market performance-based (or combination of market performance- and time-based) option, restricted stock and restricted stock unit award is estimated on the date of grant using the Monte Carlo simulation technique in a risk-neutral framework.

The Black-Scholes and the Monte Carlo simulation valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. The Company currently does not intend to pay dividends and, accordingly, no dividends have been assumed in its Black-Scholes calculation and Monte Carlo simulation. Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility used in prior periods was based on expected volatilities of similar companies that have a longer history of being publicly traded. Beginning with fiscal year 2009, the expected volatility is based on a blend of expected volatilities of similar companies and that of the Company based on its available historical data. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company’s historical data is limited, the expected term of time-based options granted is based on the simplified method for plain vanilla options in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options first granted during the first quarter of fiscal year 2009 are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.53%
Dividend yield	0%

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during the first quarter of fiscal year 2008 are presented below. There were no time-based options granted during the first quarter of fiscal year 2009.

Expected term (in years)	6.25
Expected volatility	41.20%
Risk-free rate	3.82%
Dividend yield	0%

The weighted-average grant-date fair value of all the options granted during the first quarter of fiscal years 2009 and 2008 was $5.61 and $7.83 per share, respectively.

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.54 and $2.61 per share during the first quarter of fiscal years 2009 and 2008, respectively.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units first granted during the first quarter of fiscal year 2009 are presented below.

Expected volatility	51.50%
Risk-free rate	3.54%
Dividend yield	0%

The fair value of each time-based restricted stock and restricted stock unit award is calculated using the market price of the Company’s common stock on the date of grant.

The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the first quarter of fiscal years 2009 and 2008 was $8.89 and $16.79 per share, respectively.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal years 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the first quarter of fiscal years 2009 and 2008, which was allocated as follows:

	Quarter Ended
	January 2, 2009	December 28, 2007
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$117	$80
Research and development	42	31
Selling and marketing	68	45
General and administrative	394	268
	$621	$424

Share-based compensation cost capitalized in inventory	$124	$96
Share-based compensation cost remaining in inventory at end of period	$83	$64

Share-based compensation expense by type of award:
Stock options	$418	$337
Stock purchase plan	35	37
Restricted stock and units	168	50
	$621	$424

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.1 million during the first quarter of fiscal year 2009. There were no options exercised or restricted stock vested and hence no tax benefit realized during the first quarter of fiscal year 2008.

9.           Income Taxes

The income tax benefit of $5.3 million for the first quarter of fiscal year 2009 and income tax expense of $1.9 million for the first quarter of fiscal year 2008 reflect estimated federal, foreign, and state taxes. The effective tax rate for the first quarter of fiscal year 2009 was a negative 223% and diverged from the federal and state statutory rate primarily due to two discrete tax benefits: (1) $5.1 million relating to adjustments to the FIN 48 position for the outstanding audit by the Canada Revenue Agency (“CRA”), and (2) $0.6 million for an adjustment to Canadian deferred tax accounts. The effective tax rate for the first quarter of fiscal year 2008 was 43.7% and diverged from the federal and state statutory rate primarily due to foreign currency translation losses on Canadian income tax liabilities and an increase in tax expense for uncertain tax positions. The income tax benefit in the first quarter of fiscal year 2009 included a favorable impact of $0.5 million from the translation of Canadian denominated tax liabilities; the income tax expense in the first quarter of fiscal year 2008 included an unfavorable impact of $0.1 million from the translation of Canadian denominated tax liabilities.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

On December 15, 2008, the Treasury Department announced that the Fifth Protocol ("Protocol") to the U.S.-Canada Income Tax Treaty ("Treaty") entered into force. The new treaty mandates arbitration for the resolution of double taxation disputes that are not settled through the competent authority process. As a result, the Company’s tax position related to the issues raised in the outstanding tax audit by the CRA has become more favorable, and the Company recorded income tax benefits of $5.1 million in the first quarter of fiscal year 2009. This tax benefit was recorded through a $3.0 million reduction of Canadian tax contingency reserves, inclusive of interest, and the recognition of a $2.8 million income tax receivable in the U.S., partially offset by a $0.7 million increase in deferred tax liabilities.

The Company also recorded a $0.6 million reduction in its Canadian deferred tax accounts to reflect lower corporate tax rates in Canada. This adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and is deemed immaterial to the Company’s results of operations and financial condition in the current period as well as the prior affected periods.

The Company is subject to U.S. federal, state and foreign income and franchise tax in various jurisdictions. Generally, fiscal years 2004 to 2007 remain open to examination by the various taxing jurisdictions and the Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several states, local and international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002. The years under examination by other taxing authorities vary, with the earliest year being 2004.

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” As a result, the Company applies a more-likely-than-not recognition threshold for all income tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The total unrecognized tax benefit, which excludes any related interest accruals, was $3.4 million as of January 2, 2009. Of the total unrecognized tax benefit balance, $2.3 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of January 2, 2009. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the statement of operations and totaled to a benefit of approximately $1.3 million for the first quarter of fiscal year 2009, primarily as a result of the favorable impact of the new U.S.-Canada income tax treaty on the Company’s tax contingency reserves. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.4 million as of January 2, 2009. The Company had minimal penalties accrued in income tax expense.

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $1.4 million as audits close and statutes expire.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

10.           Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period excluding outstanding nonvested restricted shares subject to forfeiture. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options and nonvested restricted shares using the treasury stock method.

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Quarter Ended
	January 2, 2009	December 28, 2007
Weighted average common shares outstanding -- Basic	16,269	16,371
Effect of dilutive stock options and nonvested restricted stock awards and units	1,119	1,461
Weighted average common shares outstanding -- Diluted	17,388	17,832

The calculation of diluted net income per share excludes all anti-dilutive shares. For the first quarter of fiscal years 2009 and 2008, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 0.9 million and 0.5 million shares, respectively.

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

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by SFAS No. 131, Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense, and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, UAV’s and shipboard systems.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Quarter Ended
	January 2,	December 28,
	2009	2007
Sales from external customers
VED	$55,628	$63,990
Satcom equipment	17,451	17,575
Other	4,067	4,345
	$77,146	$85,910
Intersegment product transfers
VED	$5,365	$5,861
Satcom equipment	9	49
	$5,374	$5,910
Capital expenditures
VED	$865	$842
Satcom equipment	11	444
Other	28	401
	$904	$1,687
EBITDA
VED	$10,351	$13,640
Satcom equipment	1,363	1,721
Other	(2,190)	(3,439)
	$9,524	$11,922

	January 2,	October 3,
	2009	2008
Total assets
VED	$327,520	$324,483
Satcom equipment	47,580	48,219
Other	89,930	94,246
	$465,030	$466,948

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

The following table reconciles net income to EBITDA:

	Quarter Ended
	January 2,	December 28,
	2009	2007
Net income	$7,655	$2,510
Depreciation and amortization	2,698	2,650
Interest expense, net	4,455	4,812
Income tax (benefit) expense	(5,284)	1,950
EBITDA	$9,524	$11,922

Net property, plant and equipment by geographic area were as follows:

	January 2,	October 3,
	2009	2008
United States	$47,736	$48,593
Canada	13,631	13,843
Other	44	51
	$61,411	$62,487

    With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill by geographic area was as follows:

	January 2,	October 3,
	2009	2008
United States	$114,297	$114,297
Canada	47,996	48,314
	$162,293	$162,611

    Geographic sales by customer location were as follows for external customers:

	Quarter Ended
	January 2,	December 28,
	2009	2007
United States	$49,096	$54,523
All foreign countires	28,050	31,387
Total sales	$77,146	$85,910

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the first quarter of fiscal years 2009 and 2008. Direct sales to the U.S. Government were $11.2 million and $14.8 million for the first quarter of fiscal years 2009 and 2008, respectively. Accounts receivable from this customer represented 11% and 17% of consolidated accounts receivable as of January 2, 2009 and October 3, 2008, respectively.

12.           Subsequent Event

On January 20, 2009, the Company repurchased $3.0 million aggregate principal amount of its $125.0 million aggregate principal amount outstanding 8% Notes at a discount of 8.5 percent to par value. The Company paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of January 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$136	$15,164	$1,998	$10,747	$-	$28,045
Restricted cash	-	-	1,190	133	-	1,323
Accounts receivable, net	-	15,672	12,804	13,564	-	42,040
Inventories	-	43,471	6,966	16,496	(1,066)	65,867
Deferred tax assets	-	12,709	2	845	-	13,556
Intercompany receivable	-	21,743	2,474	2,723	(26,940)	-
Prepaid and other current assets	18	2,937	328	888	-	4,171
Total current assets	154	111,696	25,762	45,396	(28,006)	155,002
Property, plant and equipment, net	-	44,790	2,954	13,667	-	61,411
Deferred debt issue costs, net	380	4,309	-	-	-	4,689
Intangible assets, net	-	56,248	14,015	7,516	-	77,779
Goodwill	-	93,375	20,973	47,945	-	162,293
Other long-term assets	-	3,428	292	136	-	3,856
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	187,520	105,275	-	-	(292,795)	-
Total assets	$188,054	$420,156	$63,996	$114,660	$(321,836)	$465,030

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$3,000	$-	$-	$-	$3,000
Accounts payable	11	9,966	2,334	5,722	-	18,033
Accrued expenses	449	22,260	2,380	3,697	-	28,786
Product warranty	-	1,914	538	1,538	-	3,990
Income taxes payable	-	82	186	1,526	-	1,794
Advance payments from customers	-	7,111	2,661	1,436	-	11,208
Intercompany payable	26,940	-	-	-	(26,940)	-
Total current liabilities	27,400	44,333	8,099	13,919	(26,940)	66,811
Deferred income taxes	-	21,789	-	5,062	-	26,851
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,913	206,000	-	-	-	217,913
Other long-term liabilities	-	1,592	-	3,122	-	4,714
Total liabilities	39,313	273,714	8,099	23,138	(27,975)	316,289
Common stock	167	-	-	-	-	167
Parent investment	-	50,721	43,167	58,222	(152,110)	-
Additional paid-in capital	72,916	-	-	-	-	72,916
Accumulated other comprehensive loss	(5,688)	(5,688)	-	(1,053)	6,741	(5,688)
Retained earnings	84,146	101,409	12,730	34,353	(148,492)	84,146
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	148,741	146,442	55,897	91,522	(293,861)	148,741
Total liabilities and stockholders' equity	$188,054	$420,156	$63,996	$114,660	$(321,836)	$465,030

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended January 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$46,215	$19,707	$31,723	$(20,499)	$77,146
Cost of sales	-	36,267	16,613	24,773	(20,423)	57,230
Gross profit	-	9,948	3,094	6,950	(76)	19,916
Operating costs and expenses:
Research and development	-	684	-	1,499	-	2,183
Selling and marketing	-	1,742	1,247	2,000	-	4,989
General and administrative	-	3,714	1,023	467	-	5,204
Amortization of acquisition-related intangible assets	-	390	153	151	-	694
Net loss on disposition of assets	-	16	-	4	-	20
Total operating costs and expenses	-	6,546	2,423	4,121	-	13,090
Operating income	-	3,402	671	2,829	(76)	6,826
Interest expense (income), net	278	4,153	(5)	29	-	4,455
(Loss) income before income tax expense
and equity in income of subsidiaries	(278)	(751)	676	2,800	(76)	2,371
Income tax (benefit) expense	(105)	(3,834)	115	(1,460)	-	(5,284)
Equity in income of subsidiaries	7,828	4,745	-	-	(12,573)	-
Net income	$7,655	$7,828	$561	$4,260	$(12,649)	$7,655

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$49,763	$19,826	$34,838	$(18,517)	$85,910
Cost of sales	-	37,432	16,585	26,227	(18,470)	61,774
Gross profit	-	12,331	3,241	8,611	(47)	24,136
Operating costs and expenses:
Research and development	-	892	149	1,683	-	2,724
Selling and marketing	-	1,923	1,012	2,237	-	5,172
General and administrative	-	3,718	1,070	1,365	-	6,153
Amortization of acquisition-related intangible assets	-	568	62	151	-	781
Net loss on disposition of assets	-	22	2	10	-	34
Total operating costs and expenses	-	7,123	2,295	5,446	-	14,864
Operating income	-	5,208	946	3,165	(47)	9,272
Interest expense (income), net	545	4,285	(20)	2	-	4,812
(Loss) income before income tax expense
and equity in income of subsidiaries	(545)	923	966	3,163	(47)	4,460
Income tax (benefit) expense	(207)	741	254	1,162	-	1,950
Equity in income of subsidiaries	2,848	2,666	-	-	(5,514)	-
Net income	$2,510	$2,848	$712	$2,001	$(5,561)	$2,510

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(378)	$2,477	$1,505	$995	$-	$4,599
Cash flows from investing activities
Capital expenditures	-	(835)	-	(69)	-	(904)
Payment of patent application fees	-	-	-	-	-	-
Net cash used in investing activities	-	(835)	-	(69)	-	(904)
Cash flows from financing activities
Repayments of debt	-	(4,750)	-	-	-	(4,750)
Proceeds from issuance of common stock to employees	423	-	-	-	-	423
Proceeds from exercise of stock options	7	-	-	-	-	7
Intercompany dividends	-	(8,000)	-	8,000	-	-
Net cash provided by (used in) financing activities	430	(12,750)	-	8,000	-	(4,320)
Net increase (decrease) in cash and cash equivalents	52	(11,108)	1,505	8,926	-	(625)
Cash and cash equivalents at beginning of period	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of period	$136	$15,164	$1,998	$10,747	$-	$28,045

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(198)	$7,103	$421	$2,234	$-	$9,560
Cash flows from investing activities
Capital expenditures	-	(1,384)	(34)	(269)	-	(1,687)
Payment of patent application fees	-	-	(147)	-	-	(147)
Net cash used in investing activities	-	(1,384)	(181)	(269)	-	(1,834)
Cash flows from financing activities
Repayments of debt	-	(1,000)	-	-	-	(1,000)
Proceeds from issuance of common stock to employees	210	-	-	-	-	210
Net cash provided by (used in) financing activities	210	(1,000)	-	-	-	(790)
Net increase in cash and cash equivalents	12	4,719	240	1,965	-	6,936
Cash and cash equivalents at beginning of period	1,378	16,518	958	1,620	-	20,474
Cash and cash equivalents at end of period	$1,390	$21,237	$1,198	$3,585	$-	$27,410

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009, and fiscal year 2008 comprised the 53-week period ended October 3, 2008. The first quarters of fiscal years 2009 and 2008 both include 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Our orders by market for the first quarter of fiscal years 2009 and 2008 are summarized as follows (dollars in millions):

	Quarter Ended
	January 2, 2009		December 28, 2007		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$32.0	47%	$33.9	38%	$(1.9)	(6	) %
Medical	10.4	16	11.7	13	(1.3)	(11)
Communications	17.4	26	30.0	33	(12.6)	(42)
Industrial	6.4	10	7.6	9	(1.2)	(16)
Scientific	0.8	1	6.7	7	(5.9)	(88)
Total	$67.0	100%	$89.9	100%	$(22.9)	(25	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the tactical common data link (“TCDL”) products at our Malibu division, which we acquired in August 2007. TCDL products support intelligence, surveillance and reconnaissance (“ISR”) applications. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the first quarter of fiscal year 2008, the order amount reclassified was $3.7 million. The table above reflects this change.

In the first quarter of fiscal year 2009, our defense markets, which include our radar and electronic warfare markets, were negatively impacted by ongoing delays in the receipt of orders. We believe that these delays are resulting in a decrease in demand for our products to support defense programs. We expect the delays in the receipt of defense orders to continue for the foreseeable future.

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in the first quarter of fiscal year 2009 by the weakening of the U.S. and foreign economies. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the recent softening of global economies, we believe that many of our customers have delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weakening global economies are resulting in a near-term decrease in demand for our products to support commercial programs.

Orders for first quarter of fiscal year 2009 of $67.0 million were $22.9 million, or approximately 25%, lower than orders of $89.9 million for the first fiscal quarter of fiscal year 2008. Explanations for the order increase or decrease by market for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 6% from an aggregate of $33.9 million in the first quarter of fiscal year 2008 to an aggregate of $32.0 million in the first quarter of fiscal year 2009. The decrease in orders for these combined markets resulted primarily from a decrease in demand for products to support various domestic radar programs and the timing of orders for products to support electronic warfare programs; there were no significant changes to any particular large defense program in comparison to the first quarter of fiscal year 2008.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, positron emission tomography (“PET”) and magnetic resonance imaging (“MRI”) applications, and for radiation therapy applications for the treatment of cancer. The 11% decrease in medical orders resulted primarily from a decrease in demand from original equipment manufacturers for products used in x-ray imaging applications. We believe that this decrease is due to the weakening of global economies.

•
Communications: The 42% decrease in communications orders was primarily attributable to decreases in orders to support commercial communications applications, including international satellite news gathering and direct-to-home broadcast applications; we believe that these decreases were largely due to the weakening of global economies. Delays in the timing of telemetry orders received by our Malibu division also contributed to the decrease in communications orders; we expect to receive a number of the delayed telemetry orders in fiscal year 2009. These decreases were partially offset by an increase in orders for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are often tied to the state of the economy. The $1.2 million decrease in industrial orders was primarily attributable to decreases in orders for products used in industrial fabrication applications and industrial heating applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $5.9 million decrease in scientific orders was primarily the result of the receipt of a $5.6 million order in the first quarter of fiscal year 2008 for products to support a new accelerator project for fusion research at an international scientific institute. This order was not expected to, and did not, repeat in the first quarter of fiscal year 2009.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of January 2, 2009, we had an order backlog of $191.3 million compared to an order backlog of $201.3 million as of December 28, 2008. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	January 2, 2009		December 28, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$77.1	100.0%	$85.9	100.0%	$(8.8)
Cost of sales	57.2	74.2	61.8	71.9	(4.6)
Gross profit	19.9	25.8	24.1	28.1	(4.2)
Research and development	2.2	2.9	2.7	3.1	(0.5)
Selling and marketing	5.0	6.5	5.2	6.1	(0.2)
General and administrative	5.2	6.7	6.2	7.2	(1.0)
Amortization of acquisition-related intangibles	0.7	0.9	0.8	0.9	(1.0)
Net loss on disposition of fixed assets	-	-	-	-	-
Operating income	6.8	8.8	9.3	10.8	(2.5)
Interest expense, net	4.5	5.8	4.8	5.6	(0.3)
Income before taxes	2.4	3.1	4.5	5.2	(2.1)
Income tax (benefit) expense	(5.3)	(6.9)	1.9	2.2	(7.2)
Net income	$7.7	10.0%	$2.5	2.9%	$5.2
Other Data:
EBITDA (a)	$9.5	12.3%	$11.9	13.9%	$(2.4)

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the first quarter of fiscal years 2009 and 2008 are summarized as follows (dollars in millions):

	Quarter Ended
	January 2, 2009		December 28, 2007		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$28.0	36%	$33.9	39%	$(5.9)	(17	) %
Medical	15.8	21	15.6	18	0.2	1
Communications	26.2	34	28.3	33	(2.1)	(7)
Industrial	5.5	7	5.6	7	(0.1)	(2)
Scientific	1.6	2	2.5	3	(0.9)	(36)
Total	$77.1	100%	$85.9	100%	$(8.8)	(10	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the first quarter of fiscal year 2008, the sales amount reclassified was $1.4 million. The table above reflects this change.

Sales for first quarter of fiscal year 2009 of $77.1 million were $8.8 million, or approximately 10%, lower than sales of $85.9 million for the first fiscal quarter of fiscal year 2008. Explanations for the sales increase or decrease by market for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 17% from $33.9 million in the first quarter of fiscal year 2008 to $28.0 million in the first quarter of fiscal year 2009, primarily due to an expected $2.1 million decrease in shipments of products to support the Aegis weapons system and decreases in sales of several other radar and electronic warfare programs due to the timing of order receipts for those programs.

Demand for our products to support ships with the Aegis weapons system has two components: we support new ship builds and we provide spare and repair products for previously fielded ships. Over the past several years, we have seen high demand for products to support a significant number of funded new ship builds for the Aegis weapons program for U.S. and international military customers. We have now completed supplying our products required to support these funded new ship builds, and, as a result, we expect the near-term demand to be primarily for spare and repair products and the near-term sales to be roughly half of the approximately $20 million fiscal year 2008 sales level. We expect demand for our products to increase again in several years as the new ships are commissioned, deployed and added to the installed base, after which they also will require spare and repair products.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, PET and MRI applications, and for radiation therapy applications for the treatment of cancer. Sales of our medical products in the first quarter of fiscal year 2009 were essentially unchanged in comparison to the first quarter of fiscal year 2008. During the first quarter of fiscal year 2009, decreases in sales of products to support PET and MRI applications and decreases in sales of x-ray generators due, in part, to the weakening of global economies, were partially offset by increased sales of products to support radiation therapy applications.

•
Communications: The 7% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including domestic and international direct-to-home broadcast applications. These decreases were partially offset by an increase in sales of products for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical are often tied to the state of the economy. Sales of industrial products in the first quarter of fiscal year 2009 were essentially unchanged in comparison to the first quarter of fiscal year 2008.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.9 million decrease in scientific sales was primarily the result of decreased product shipments for the Spallation Neutron Source at Oakridge National Laboratory and certain other scientific programs due to the timing of those programs. We received approximately $5 million in orders for this program in fiscal year 2007 and expect to complete our shipments of products for this program in fiscal year 2009.

Gross Profit. Gross profit was $19.9 million, or 25.8% of sales, for the first quarter of fiscal year 2009 as compared to $24.1 million, or 28.1% of sales, for the first quarter of fiscal year 2008. Lower shipment volume was the primary reason for lower gross profit for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.

Research and Development. Research and development expenses were $2.2 million, or 2.9% of sales, for the first quarter of fiscal year 2009, a $0.5 million decrease from $2.7 million, or 3.1% of sales, for the first quarter of fiscal year 2008. The decrease in research and development for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 was due primarily to development efforts on the Army's Warfighter Information Network-Tactical (WIN-T) program having been substantially completed by the second quarter of fiscal year 2008.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Quarter Ended
	January 2,	December 28,
	2009	2007
Company sponsored	$2.2	$2.7
Customer sponsored, charged to cost of sales	3.2	3.8
	$5.4	$6.5

Selling and Marketing. Selling and marketing expenses were $5.0 million, or 6.5% of sales, for the first quarter of fiscal year 2009, a $0.2 million decrease from the $5.2 million, or 6.1% of sales, for the first quarter of fiscal year 2008. Selling and marketing expenses for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 include approximately $0.1 million of favorable impact from currency translation of our foreign-based expenses.

General and Administrative. General and administrative expenses were $5.2 million, or 6.7% of sales, for the first quarter of fiscal year 2009, a $1.0 million decrease from the $6.2 million, or 7.2% of sales, for the first quarter of fiscal year 2008. The decrease in general and administrative expenses in the first quarter of fiscal year 2009 was primarily due to the favorable impact from foreign currency translation gains of $0.5 million and lower expenses related to cost reduction activities. The foreign currency translation impact was a gain of approximately $0.4 million for the first quarter of fiscal year 2009, compared to a loss of approximately $0.1 million for the first quarter of fiscal year 2008.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the first quarter of fiscal year 2009 and $0.8 million for the first quarter of fiscal year 2008. The $0.1 million dollar decrease in amortization of acquisition-related intangibles for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 was primarily due to completed amortization of customer backlog at our recently acquired Malibu division in fiscal year 2008.

Interest Expense, net (“Interest Expense”). Interest Expense was $4.5 million, or 5.8% of sales, for the first quarter of fiscal year 2009, a $0.3 million decrease from the $4.8 million, or 5.6% of sales, for the first quarter of fiscal year 2008. The reduction in interest expense for the first quarter of fiscal year 2008 was primarily due to repayments of debt over the past year which resulted in lower outstanding debt obligations during the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $5.3 million for the first quarter of fiscal year 2009 and an income tax expense of $1.9 million for the first quarter of fiscal year 2008. The first quarter of fiscal year 2009 included two significant discrete tax benefits: (1) $5.1 million relating to an outstanding audit by the Canada Revenue Agency (“CRA”), and (2) $0.6 million for an adjustment to Canadian deferred tax accounts.

In December 2008, a new tax treaty protocol between Canada and the U.S. became effective. The new treaty requires mandatory arbitration for the resolution of double taxation disputes not settled through the competent authority process. As a result of this new treaty, our tax position on an outstanding audit by the CRA has become more favorable, and we reduced our tax contingency reserve in Canada by $3.0 million, and established an income tax receivable and recognized an income tax benefit in the U.S for $2.8 million. The tax benefit was partially offset by an increase in deferred tax liabilities of $0.7 million.

In December 2007, the Canadian government enacted a tax reduction law which lowered the general corporate income tax rates for calendar years 2008 and beyond. For financial reporting purposes, a reduction in future income tax rates results in a reduction of future tax benefits on deferred tax accounts and should be reported in the same accounting period when the tax law was enacted. As a result of the reduction in future Canadian corporate income tax rates, we reduced our deferred tax accounts in first quarter of fiscal year 2009 and recorded a tax benefit of $0.6 million. This adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009. Management has evaluated the impact of this adjustment on the financial statements and has determined that it is an immaterial error.

    Excluding these two non-recurring tax benefits discussed above, income tax expense for the first quarter of fiscal year 2009 was $0.4 million, which included a favorable impact of $0.5 million from the translation of Canadian denominated tax liabilities. Excluding both the two non-recurring tax benefits, and the favorable translation impact, income tax expense was approximately $0.9 million, representing an effective income tax rate of 37%.

Our estimated effective income tax rate for the remainder of fiscal year 2009 is expected to be approximately 36% to 37%.

Net Income. Net income was $7.7 million, or 10.0% of sales, for the first quarter of fiscal year 2009 as compared to $2.5 million, or 2.9% of sales, in the first quarter of fiscal year 2008. The increase in net income in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 was primarily due to discrete income tax benefits of $5.7 million for reduction in reserve requirements related to the CRA audit and deferred tax benefits from the reduction in Canadian tax rates. The foregoing was partially offset by lower gross profit due to the reduction in sales volume.

EBITDA. EBITDA was $9.5 million, or 12.3% of sales, for the first quarter of fiscal year 2009 as compared to $11.9 million, or 13.9% of sales, for the first quarter of fiscal year 2008. The decrease in EBITDA in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 was due primarily to lower gross profit due to the reduction in sales volume, partially offset by lower spending for administrative expenses and research and development.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	Janaury 2,	October 3,
	2009	2008
Cash and cash equivalents	$28.0	$28.7
Working capital	$88.2	$88.1

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we had restricted cash of $1.3 million as of January 2, 2009, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

The significant factors underlying the net decrease in cash and cash equivalents during the first quarter of fiscal year 2008 were the repayment of $4.75 million of the outstanding balance of our senior term loan and capital expenditures of $0.9 million, partially offset by net cash provided by our operating activities of $4.6 million and proceeds of $0.4 million from employee stock purchases.

As of January 2, 2009, we had $221.0 million in total principal amount of debt outstanding, compared to $225.75 million as of October 3, 2008. As of January 2, 2009, we had borrowing availability of $55.2 million under the revolver under our senior credit facilities.

As of January 20, 2009, after giving effect to an optional repurchase of $3.0 million of our 8% senior subordinated notes on such date, we had $218.0 million in total principal amount of debt outstanding.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 1:1. With this low secured leverage ratio, we do not anticipate any need to restructure our debt or reenter the capital markets until fiscal year 2011 when our Senior Credit Facilities will mature unless we refinance our $125 million 8% Senior Subordinated Notes due 2012 prior to July 31, 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Quarter Ended
	January 2,	December 28,
	2009	2007
Net cash provided by operating activities	$4.6	$9.6
Net cash used in investing activities	(0.9)	(1.9)
Net cash used in financing activities	(4.3)	(0.8)
Net (decrease) increase in cash and cash equivalents	$(0.6)	$6.9

Operating Activities

During the first quarter of fiscal years 2009 and 2008, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $4.6 million in the first quarter of fiscal year 2009 was attributable to net income of $7.7 million, depreciation, amortization and other non-cash charges of $2.7 million, partially offset by $5.8 million net cash used for working capital. The primary working capital uses of cash in the first quarter of fiscal year 2009 were decreases in net income tax payable, accounts payable and advances from customers. Net income tax payable decreased due to a favorable adjustment to our deferred tax accounts as a result of reduction in Canadian corporate income tax rates. Accounts payable decreased due to lower volume related primarily to seasonality. Advances from customers decreased due to the timing of customer payments and recoupment from our advance payments. These uses of cash were significantly offset by a decrease in accounts receivable resulting primarily from the decreased sales volume during the first quarter of fiscal year 2009.

Net cash provided by operating activities of $9.6 million in the first quarter of fiscal year 2008 was attributable to net income of $2.5 million, depreciation, amortization and other non-cash charges of $3.3 million, and net cash inflow from working capital of $3.8 million. The primary working capital sources of cash in the first quarter of fiscal year 2008 were a decrease in accounts receivable and an increase in accrued liabilities. Accounts receivables decreased due to improved collection of trade receivables and as a result of decreased sales volume. The increase in accrued expenses was primarily due to accrual of interest on loans, partially offset by a decrease in accrued payroll due to timing. These sources of cash were significantly offset by a decrease in advance payments from customers and an increase in inventories. Advances from customers decreased due to the timing of customer payments and recoupment from our advance payments. Inventories increased due to selective increases of certain inventories to meet anticipated customer delivery requirements.

Investing Activities

Investing activities for the first quarter of fiscal year 2009 consisted of $0.9 million capital expenditures.

Investing activities for the first quarter of fiscal year 2008 consisted of $1.7 million capital expenditures and $0.1 million payment of patent application fees.

Financing Activities

Net cash used in financing activities for the first quarter of fiscal year 2009 consisted primarily of senior term loan repayment of $4.75 million, partially offset by $0.4 million in proceeds from employee stock purchases.

Net cash used in financing activities for the first quarter of fiscal year 2008 consisted of a term loan repayment of $1.0 million, partially offset by $0.2 million in proceeds from employee stock purchases.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2008, and, therefore, no excess cash flow payment was made in the first quarter of fiscal year 2009.

Stock Repurchase Program

On May 28, 2008, we announced that our board of directors authorized us to implement a program to repurchase up to $12.0 million of our common stock from time to time, funded entirely from cash on hand. Repurchases made under the program are subject to the terms and limitations of our debt covenants, as well as market conditions and share price, and will be made at management's discretion in open market trades, through block trades or in privately negotiated transactions. The program may be modified or terminated by our board of directors at any time. During fiscal year 2008, we repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. During the first quarter of fiscal year 2009, we did not repurchase any shares of common stock under the program. Repurchased shares have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the first quarter of fiscal year 2009 were $0.9 million. In the remainder of fiscal year 2009, ongoing capital expenditures are expected to be approximately $3.0 to $4.0 million.

Recently Released Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Effective October 4, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q for further details on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective October 4, 2008. We currently do not have any instruments for which it has elected the fair value option under SFAS No. 159. Therefore, the adoption of SFAS No. 159 has not impacted our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS No. 141(R) in our fiscal year 2010 commencing October 3, 2009.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” More specifically, FSP No. FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP No. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will be required to adopt FSP No. FAS 142-3 in our fiscal year 2010 commencing October 3, 2009 and are currently evaluating the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

In October 2008, FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require that an employer disclose the following information about the fair value of plan assets: 1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; 2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and 3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs. The final FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. We will be required to adopt FSP No.132 (R)-1 in our fiscal year 2010 commencing October 3, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. We are currently evaluating the potential impact of adopting this FSP on our disclosures in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America, which require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of  assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

At January 2, 2009 and October 3, 2008, the carrying amount of goodwill and other intangible assets, net was $240.1 million and $241.1 million, respectively. As of January 2, 2009, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value in certain days of the past few months largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price continuously falls below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill later in fiscal year 2009, which could result in an impairment of our goodwill.

At January 2, 2009 and October 3, 2008, the carrying amount of property, plant and equipment was $61.4 million and $62.5 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Accounting for stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) or 123(R), "Share-Based Payment." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

The fair value of each time-based option award is estimated on the date of grant using the Black-Scholes model. The fair value of each market performance-based (or combination of market performance- and time-based) option, restricted stock and restricted stock unit award is estimated on the date of grant using the Monte Carlo simulation technique in a risk-neutral framework. The Black-Scholes and the Monte Carlo simulation valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and require the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of these valuation models, no dividends have been assumed.

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded or a blend of our expected volatility based on available historical data and those of similar companies. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with SAB No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, we will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. In the first quarter of fiscal years 2009 and 2008, we recognized $0.6 million and $0.4 million, respectively, in stock-based compensation expense.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, we adopted FASB Interpretation (“FIN”) No. 48 and related guidance. See Note 9 to consolidated condensed financial statements of this Form 10-Q for further discussion. FIN No. 48 requires that we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of January 20, 2009, we had fixed rate senior subordinated notes of $122.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $12.0 million floating rate senior notes due in 2015 and a $84.00 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. On September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $65.0 million at January 2, 2009 and represented approximately 77% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At January 2, 2009, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.9 million (accrued expenses) and $1.2 million (other long-term liabilities), respectively. At January 2, 2009, the unrealized loss, net of tax, on the swap was $2.0 million.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in the variable portion of interest rates over a one-year period would have on our floating rate senior notes and term loan under our senior credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and results in an increase of future interest expense of approximately $50,000.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first quarter of fiscal years 2009 and 2008.

As of January 2, 2009, we had entered into Canadian dollar forward contracts as follows: for the remainder of fiscal year 2009, approximately $37 million (Canadian dollars), or approximately 90% of estimated Canadian dollar denominated expenses at an average rate of approximately $0.94 U.S. dollar to Canadian dollar; for the first half of fiscal year 2010, approximately $19 million (Canadian dollars), or approximately 70% of estimated Canadian dollar denominated expenses, at an average rate of $0.83 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents to basic and diluted earnings per share.

Net income for the first quarter of fiscal year 2009 includes a recognized gain of $0.6 million from foreign currency forward contracts. At January 2, 2009, the fair value of the short-term and long-term portions of foreign currency forward contracts was a liability of $4.7 million (accrued expenses) and an asset of $0.3 million (other long-term assets), respectively, and the unrealized loss, net of tax, was $3.5 million.

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

Part II:  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.       Risk Factors

           For a discussion of risk factors, see "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended October 3, 2008. There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our 2008 Form 10-K.

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

        CPI INTERNATIONAL, INC.

Dated: February 11, 2009	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)