Form 10-Q
period 2009-04-03
CPI INTERNATIONAL, INC.
filed 2009-05-13
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

 or

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

Yes     ☒      No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     ☐      No     ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,517,206 shares of Common Stock, $0.01 par value, at May 5, 2009.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.       Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	April 3,	October 3,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$27,863	$28,670
Restricted cash	1,101	776
Accounts receivable, net	41,882	47,348
Inventories	68,321	65,488
Deferred tax assets	13,146	11,411
Prepaid and other current assets	3,808	3,823
Total current assets	156,121	157,516
Property, plant, and equipment, net	60,346	62,487
Deferred debt issue costs, net	4,321	4,994
Intangible assets, net	77,024	78,534
Goodwill	162,293	162,611
Other long-term assets	3,651	806
Total assets	$463,756	$466,948

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$-	$1,000
Accounts payable	21,065	21,109
Accrued expenses	21,924	23,044
Product warranty	3,981	4,159
Income taxes payable	3,612	7,766
Advance payments from customers	12,898	12,335
Total current liabilities	63,480	69,413
Deferred income taxes	26,508	27,321
Long-term debt, less current portion	217,916	224,660
Other long-term liabilities	1,897	1,689
Total liabilities	309,801	323,083
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,723 and 16,538 shares issued; 16,517 and 16,332 shares outstanding)	167	165
Additional paid-in capital	73,824	71,818
Accumulated other comprehensive loss	(5,071)	(1,809)
Retained earnings	87,835	76,491
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	153,955	143,865
Total liabilities and stockholders' equity	$463,756	$466,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Sales	$81,903	$94,804	$159,049	$180,714
Cost of sales	60,137	66,738	117,367	128,512
Gross profit	21,766	28,066	41,682	52,202
Operating costs and expenses:
Research and development	3,157	2,930	5,340	5,654
Selling and marketing	4,801	5,328	9,790	10,500
General and administrative	5,196	5,492	10,400	11,645
Amortization of acquisition-related intangible assets	691	781	1,385	1,562
Net loss on disposition of fixed assets	44	41	64	75
Total operating costs and expenses	13,889	14,572	26,979	29,436
Operating income	7,877	13,494	14,703	22,766
Interest expense, net	4,306	4,805	8,761	9,617
(Gain) loss on debt extinguishment	(197)	393	(197)	393
Income before income taxes	3,768	8,296	6,139	12,756
Income tax expense (benefit)	79	2,142	(5,205)	4,092
Net income	$3,689	$6,154	$11,344	$8,664

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges and other comprehensive income	617	(2,001)	(3,262)	(3,202)
Comprehensive income	$4,306	$4,153	$8,082	$5,462

Earnings per share - Basic	$0.23	$0.38	$0.70	$0.53
Earnings per share - Diluted	$0.21	$0.35	$0.65	$0.49

Shares used to compute earnings per share - Basic	16,317	16,387	16,293	16,379
Shares used to compute earnings per share - Diluted	17,319	17,656	17,353	17,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Six Months Ended
	April 3,	March 28,
	2009	2008
Cash flows from operating activities
Net cash provided by operating activities	$7,865	$10,439

Cash flows from investing activities
Capital expenditures	(1,818)	(2,558)
Proceeds from adjustment to acquisition purchase price	-	1,615
Payment of patent application fees	-	(147)
Net cash used in investing activities	(1,818)	(1,090)

Cash flows from financing activities
Repayments of debt	(7,495)	(10,000)
Proceeds from issuance of common stock to employees	605	418
Proceeds from exercise of stock options	36	-
Net cash used in financing activities	(6,854)	(9,582)

Net decrease in cash and cash equivalents	(807)	(233)
Cash and cash equivalents at beginning of period	28,670	20,474
Cash and cash equivalents at end of period	$27,863	$20,241

Supplemental cash flow disclosures
Cash paid for interest	$8,323	$8,293
Cash paid for income taxes, net of refunds	$2,270	$8,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands except share and per share amounts)

1.	The Company and a Summary of its Significant Accounting Policies

The Company

Unless the context otherwise requires, “CPI International” means CPI International, Inc., and “CPI” means Communications & Power Industries, Inc. CPI is a direct subsidiary of CPI International. CPI International is a holding company with no operations of its own. The term “the Company” refers to CPI International and its direct and indirect subsidiaries on a consolidated basis.

The accompanying consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments, VED and satcom equipment.

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009 and fiscal year 2008 comprised the 53-week period ending October 3, 2008. The second quarters of fiscal years 2009 and 2008 both include 13 weeks. The first two quarters of fiscal years 2009 and 2008 both include 26 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of April 3, 2009 and for the three and six months ended April 3, 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The condensed consolidated balance sheet as of October 3, 2008 has been derived from the audited financial statements at that date. The results of operations for the interim period ended April 3, 2009 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the condensed consolidated statements of operations and comprehensive income, except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense (benefit)” in the condensed consolidated statements of operations and comprehensive income.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157 and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Effective October 4, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 4 for further details on the Company’s fair value measurements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 in the second quarter of fiscal year 2009. Since SFAS No. 161 only required additional disclosure, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 6 for further details on the Company’s derivative instruments and hedging activities.

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

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the provisions in SFAS No. 141R, “Business Combinations,” and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP SFAS No. 141R-1 if and when a future acquisition occurs.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in evaluating certain factors that are indicative of a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity. Additionally, this statement clarifies the circumstances to consider when evaluating whether a transaction is not orderly, in which quoted prices may not be determinative of fair value. FSP SFAS No. 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The Company will adopt the provisions of FSP SFAS No. 157-4 effective April 4, 2009. The Company is currently assessing the impact of FSP SFAS No. 157-4 on its results of operations and financial position.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s disclosures about fair value of financial instruments will reflect the adoption of this FSP in the third quarter of fiscal year 2009.

3.           Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	April 3,	October 3,
	2009	2008
Accounts receivable	$41,994	$47,437
Less: Allowance for doubtful accounts	(112)	(89)
Accounts receivable, net	$41,882	$47,348

Inventories:    The following table provides details of inventories, net of reserves:

	April 3,	October 3,
	2009	2008
Raw material and parts	$39,401	$40,187
Work in process	19,323	17,622
Finished goods	9,597	7,679
	$68,321	$65,488

Reserve for excess, slow-moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow-moving and obsolete inventory:

	Six Months Ended
	April 3,	March 28,
	2009	2008
Balance at beginning of period	$9,860	$9,784
Inventory provision, charged to cost of sales	335	550
Inventory write-offs	(451)	(397)
Balance at end of period	$9,744	$9,937

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Six Months Ended
	April 3,	March 28,
	2009	2008
Balance at beginning of period	$1,928	$2,700
Provision for loss contracts, charged to cost of sales	1,454	1,431
Credit to cost of sales upon revenue recognition	(1,101)	(2,096)
Balance at end of period	$2,281	$2,035

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	April 3,	March 28,
	2009	2008
Inventories	$2,273	$953
Accrued expenses	8	1,082
	$2,281	$2,035

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average	April 3, 2009			October 3, 2008
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(3,194)	$27,506	$30,700	$(2,887)	$27,813
VED Application Technology	25	19,800	(4,109)	15,691	19,800	(3,713)	16,087
X-ray Generator and Satcom
Application Technology	15	8,000	(2,775)	5,225	8,000	(2,508)	5,492
Antenna and Telemetry
Technology	25	5,300	(347)	4,953	5,300	(241)	5,059
Customer backlog	1	580	(580)	-	580	(580)	-
Land lease	46	11,810	(1,308)	10,502	11,810	(1,181)	10,629
Tradename	20 - Indefinite	7,600	(165)	7,435	7,600	(55)	7,545
Customer list and programs	25	6,280	(1,083)	5,197	6,280	(950)	5,330
Noncompete agreement	5	640	(272)	368	640	(208)	432
Patent application fees	-	147	-	147	147	-	147
		$90,857	$(13,833)	$77,024	$90,857	$(12,323)	$78,534

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Intangible assets, net as of April 3, 2009 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Once obtained, these patents will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

The amortization of intangible assets amounted to $0.8 million and $1.5 million for the three and six months ended April 3, 2009, respectively, and $0.8 million and $1.7 million for the corresponding periods of fiscal year 2008.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2009 (remaining six months)	$1,513
2010	3,006
2011	3,006
2012	2,992
2013	2,900
Thereafter	60,407
$73,824

Goodwill:    The following table sets forth the changes in goodwill by reportable segment:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at October 3, 2008	$132,897	$13,830	$15,884	$162,611
Purchase accounting adjustment	(215)	(103)	-	(318)
Balance at April 3, 2009	$132,682	$13,727	$15,884	$162,293

The purchase accounting adjustment represents the correction of income tax rates that were used to establish Canadian deferred tax accounts related to the Company’s merger in fiscal year 2004.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Six Months Ended
	April 3,	March 28,
	2009	2008
Beginning accrued warranty	$4,159	$5,578
Estimates for product warranty, charged to cost of sales	2,014	1,406
Actual costs of warranty claims	(2,192)	(2,032)
Ending accrued warranty	$3,981	$4,952

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Accumulated Other Comprehensive Loss:    The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	April 3,	October 3,
	2009	2008
Unrealized loss on cash flow hedges, net of tax	$4,800	$1,587
Unrealized actuarial loss and prior service credit
for pension liability, net of tax	271	222
	$5,071	$1,809

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of April 3, 2009, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included restricted cash in the form of certificates of deposit, foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table sets forth financial instruments carried at fair value within the SFAS No. 157 hierarchy as of April 3, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$24,766	$24,766	$-	$-
Certificates of deposit[2]	872	-	872	-
Mutual funds[3]	124	124	-	-
Foreign exchange forward derivatives[4]	182	-	182	-
Total assets at fair value	$25,944	$24,890	$1,054	-

Liabilities:
Interest rate swap derivative[5]	$2,832	$-	$2,832	$-
Foreign exchange forward derivatives[4]	3,924	-	3,924	-
Total liabilities at fair value	$6,756	$-	$6,756	$-

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2] The certificates of deposit are classified as part of restricted cash in the condensed consolidated balance sheet.
[3] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[4] The foreign currency derivatives are classified as part of prepaid and other current assets, other long-term assets and accrued expenses in the condensed consolidated balance sheet.
[5] The interest rate swap derivatives are classified as part of accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

Investments Other Than Derivatives

In general and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments, such as money market, U.S. Government securities and mutual funds.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Derivatives

The Company executes foreign exchange forward contracts to purchase Canadian dollars and holds a pay-fixed receive-variable interest rate swap contract, all executed in the retail market with its relationship banks. For recognizing the most appropriate value, the Company uses an in-exchange valuation premise which considers the assumptions that market participants would use in pricing the derivatives. The Company has elected to use the income approach and uses observable (Level 2) market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs for derivative valuations are midmarket quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

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

Key inputs for valuing the interest rate swap are the cash rates used for the short term (under three months), futures rates for up to three years and LIBOR swap rates for periods beyond. These inputs are used to derive variable resets for the swap as well as to discount future fixed and variable cash flows to present value at measurement date. A credit spread is used to further discount each net cash flow using, for assets, counterparty credit default rates and, for liabilities, the Company’s credit spread over LIBOR on the term loan under the Company’s senior credit facilities.

See Note 6 for further information regarding the Company’s derivative instruments.

5.             Long-term Debt

Long-term debt comprises the following:

	April 3,	October 3,
	2009	2008
Term loan, expiring 2014	$84,000	$88,750
8% Senior subordinated notes due 2012	122,000	125,000
Floating rate senior notes due 2015, net of issue discount of $84 and $90	11,916	11,910
	217,916	225,660
Less: Current portion	-	1,000
Long-term portion	$217,916	$224,660

Standby letters of credit	$5,724	$4,609

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Senior Credit Facilities: On August 1, 2007, CPI amended and restated its then existing senior credit facilities. The amended and restated senior credit facilities (“Senior Credit Facilities”) provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility (“Term Loan”) and a $60 million revolving credit facility (“Revolver”), with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, CPI may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate. The Senior Credit Facilities are guaranteed by CPI International and all of CPI’s domestic subsidiaries and are secured by substantially all of the assets of CPI International, CPI and CPI’s domestic subsidiaries.

Except as provided in the following sentence, the Term Loan will mature on August 1, 2014 and the Revolver will mature on August 1, 2013. However, if, prior to August 1, 2011, CPI has not repaid or refinanced its 8% Senior Subordinated Notes due 2012, both the Term Loan and the Revolver will mature on August 1, 2011.

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

In addition to customary fronting and administrative fees under the Senior Credit Facilities, CPI will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee will vary depending on CPI’s leverage ratio, as defined in the Senior Credit Facilities, and will range from 0.25% to 0.50%.

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

CPI made repayments on the Term Loan of $4.75 million during the first quarter of fiscal year 2009, $11.0 million during fiscal year 2008 and $250,000 during fiscal year 2007, leaving a principal balance of $84.0 million as of April 3, 2009.

At April 3, 2009, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $5.7 million, was approximately $54.3 million.

8% Senior Subordinated Notes due 2012 of CPI:  As of April 3, 2009, CPI had $122.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”) after giving effect to the repurchase of $3.0 million in January 2009. The Company repurchased $3.0 million aggregate principal amount of the 8% Notes at a discount of 8.5% to par value. The Company paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million. The 8% Notes have no sinking fund requirements.

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

Floating Rate Senior Notes due 2015 of CPI International: As of April 3, 2009, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $10.0 million aggregate principal amount and $58.0 million aggregate principal amount in fiscal years 2008 and 2007, respectively. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due August 1, 2009 is 7.38% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or after August 1, 2006 and on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the FR Notes. The Senior Credit Facilities and the indenture governing the 8% Notes restrict CPI’s ability to make distributions to CPI International. The Senior Credit Facilities prohibit CPI from making distributions to CPI International unless there is no default under the Senior Credit Facilities and CPI satisfies a senior secured leverage ratio of 3.75:1 and, in the case of distributions to pay amounts other than interest on the FR Notes, the amount of the distribution and all prior such distributions do not exceed a specified amount. The indenture governing the 8% Notes prohibits CPI from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% Notes) does not exceed a specified amount.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

At any time or from time to time on or after February 1, 2008, CPI International, at its option, may redeem the FR Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

Debt Maturities:    As of April 3, 2009, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2009 (remaining six months)	$-	$-	$-	$-
2010	-	-	-	-
2011	84,000	-	-	84,000
2012	-	122,000	-	122,000
2013	-	-	-	-
Thereafter	-	-	12,000	12,000
	$84,000	$122,000	$12,000	$218,000

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

As of April 3, 2009, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout the remainder of fiscal year 2009.

Interest rate swap agreements: See Note 6 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan.

6.             Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS 133 and their effect on financial position, financial performance and cash flows. The Company adopted the disclosure provisions of SFAS No. 161 in the second quarter of fiscal year 2009.

Foreign Exchange Forward Contracts: Although the majority of the Company’s revenue and expense activities are transacted in U.S. dollars, the Company does transact business in foreign countries. The Company’s primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce its foreign currency exposure to Canadian dollar denominated expenses, the Company enters into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for its manufacturing operation in Canada. The Company does not engage in currency speculation.

The Company’s Canadian dollar forward contracts in effect as of April 3, 2009 have durations of three to nine months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The time value was not material for the first two quarters of fiscal years 2009 and 2008. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first two quarters of fiscal years 2009 and 2008.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

As of April 3, 2009, the Company had entered into Canadian dollar forward contracts for approximately $50.6 million (Canadian dollars), or approximately 87% of estimated Canadian dollar denominated expenses for April 2009 through June 2010, at an average rate of approximately $0.87 U.S. dollar to Canadian dollar.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $60.0 million at April 3, 2009 and represented approximately 71% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income (loss) in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net in the condensed consolidated statements of operations and comprehensive income.

See Note 4, Financial Instruments, for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at April 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Prepaid and other current assets	$-	Accrued expenses	$(1,819)
Interest rate contracts	Other long-term assets	-	Other long-term liabilities	(1,013)

Forward contracts	Prepaid and other current assets	56	Accrued expenses	(3,924)
Forward contracts	Other long-term assets	126	Other long-term liabilities	-
Total derivatives designated as hedging instruments under SFAS No. 133		$182		$(6,756)

As of April 3, 2009, all of the Company’s derivative instruments were classified as hedging instruments under SFAS No. 133.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statement of operations and comprehensive income for the six months ended April 3, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
Interest rate contracts	$(1,587)	Interest expense, net	$(700)	Interest expense, net	$(28)

Forward contracts	(6,382)	Cost of sales	(1,846)	General and administrative	(225)	(a)
Forward contracts		Research and development	(114)
Forward contracts		Selling and marketing	(63)
Forward contracts		General and administrative	(188)
Total	$(7,969)		$(2,911)		$(253)

 (a)  The amount of loss recognized in income represents $3,000 related to the ineffective portion of the hedging relationships and $222,000 related to the amount excluded from the assessment of hedge effectiveness.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company does not hold collateral or other security from its counterparties supporting its derivative instruments. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties.

In addition, the Company’s interest rate swap contract is subject to an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”). The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Company and its counterparty in the event a default (as defined in the ISDA Master Agreement) occurs in respect of either party.

If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At April 3, 2009, the Company’s derivatives were in a net liability position, and the Company, therefore, was not exposed to any counterparty credit risk.

7.             Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at April 3, 2009 were as follows:

Fiscal Year	Operating Leases
2009 (remaining six months)	$1,065
2010	1,756
2011	676
2012	488
2013	419
Thereafter	2,896
Total future minimum lease payments	$7,300

Real estate taxes, insurance and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.6 million and $1.3 million for the three and six months ended April 3, 2009, respectively, and to $0.6 million and $1.2 million for the corresponding periods of fiscal year 2008. Assets subject to capital leases at April 3, 2009 and October 3, 2008 were not material.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Restricted cash: The Company has restricted cash of $1.1 million and $0.8 million as of April 3, 2009 and October 3, 2008, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

Purchase commitments: As of April 3, 2009, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2009 (remaining six months)	$23,785
2010	5,107
2011	233
2012	20
2013	-
Total purchase commitments	$29,145

Contingent Earnout Consideration: Under the terms of the purchase agreement for the acquisition of Malibu Research, Inc. (Malibu) in August 2007, in addition to the $20.5 million of net cash consideration paid for the acquisition, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”) and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of April 3, 2009, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first earnout period, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $12.3 million based on the performance in the first earnout period.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third-party with respect to the Company's products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management believes that the likelihood of loss under these agreements is remote.

Employment Agreements: The Company has entered into employment agreements with certain members of the executive management, which include provisions for the continued payment of salary, benefits and a pro-rata portion of an annual bonus for periods ranging from 12 months to 30 months upon employment termination.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

During the first quarter of fiscal year 2009, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. The Company plans to contest this matter vigorously. The Company recorded certain costs in the fourth quarter of fiscal year 2008 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter or whether an unfavorable resolution of this matter would have a material adverse effect on the Company's results of operations and cash flows.

8.	Stock-based Compensation Plans

As of April 3, 2009, the Company had an aggregate of 1.7 million shares of its common stock available for future grant and approximately 3.4 million options outstanding under its various equity plans. Awards are subject to terms and conditions as determined by the Company’s board of directors.

Stock Options: The following table summarizes stock option activity as of April 3, 2009 and changes during the six months ended April 3, 2009 under the Company’s stock option plans:

	Outstanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 3, 2008	3,349,294	$6.23	5.77	$24,363	2,556,762	$3.83	5.16	$23,052
Granted	108,000	10.00
Exercised	(8,334)	4.32
Forfeited or cancelled	(6,399)	16.13
Balance at April 3, 2009	3,442,561	$6.33	5.40	$16,253	2,819,582	$4.34	4.82	$16,223

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

During the first quarter of fiscal year 2009, the Company granted its officers 108,000 shares of stock options that are subject to time vesting and market performance vesting conditions. All of such shares are broken up into two tranches (each a "Tranche"), each consisting of one-half of the nonvested shares. The nonvested shares in each Tranche become fully vested only if both the time vesting conditions and the performance conditions are satisfied with respect to such nonvested shares. The time vesting conditions with respect to 25% of the nonvested shares in each Tranche generally will be satisfied on each of the first four anniversaries of the grant date. The market performance conditions of each Tranche are based on specified price thresholds reached by the Company's common stock. The nonvested shares in Tranche One are subject to a $13.50 stock price threshold, and the nonvested shares in Tranche Two are subject to a $16.00 stock price threshold. In order for the market performance conditions to be satisfied with respect to a Tranche, the average closing share price of the Company's common stock must be at or above the applicable stock price threshold amount for 20 consecutive trading days. The stock options have a term of 10 years at the grant date.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $9.50 as of April 3, 2009, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of April 3, 2009, approximately 2.6 million exercisable options were in-the-money.

During the three and six months ended April 3, 2009, cash received from option exercises was approximately $29,411 and $36,003, respectively, and the total intrinsic value of options exercised was $20,896 and $27,900, respectively. There were no options exercised during the three and six months ended March 28, 2008. As of April 3, 2009, there was approximately $3.7 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.6 years.

Stock Purchase Plan:  Employees purchased 22,481 shares for $0.2 million and 70,851 shares for $0.6 million in the three and six months ended April 3, 2009, respectively, under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of April 3, 2009, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: There were 223,498 and 117,154 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of April 3, 2009 and October 3, 2008, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of April 3, 2009 and October 3, 2008 and of changes during the six months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 3, 2008	117,154	$15.28
Granted	142,721	8.87
Vested	(36,377)	14.81
Forfeited	-	-
Nonvested at April 3, 2009	223,498	$11.26

During the first quarter of fiscal year 2009, the Company granted its officers and certain other employees, respectively, 36,000 and 102,900 shares of restricted stock or restricted stock units. The restricted stock and restricted stock units granted to the Company’s officers are subject to time vesting and market performance vesting conditions similar to those applicable to the stock option grants described above, except the time vesting conditions with respect to 25% of the nonvested shares will be satisfied on the third trading day following the Company's issuance of its press release reporting first quarter financial results in each of 2010, 2011, 2012 and 2013, but no later than the end of February in each year. The restricted stock and restricted stock units granted to certain other employees of the Company are only subject to time vesting similar to that applicable to restricted stock and restricted stock units granted to the Company’s officers.

During the second quarter of fiscal year 2009, the Company granted a member of its board of directors 3,821 shares of restricted stock which will vest after one year.

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at April 3, 2009 was $2.1 million. As of April 3, 2009, there was $2.3 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

The Company settles stock option exercises, restricted stock awards and restricted stock units with newly issued common shares.

Valuation and Expense Information

The fair value of the Company’s time-based option awards is estimated on the date of grant using the Black-Scholes model. The fair value of each market performance-based (or combination of market performance- and time-based) option, restricted stock and restricted stock unit award is estimated on the date of grant using the Monte Carlo simulation technique in a risk-neutral framework.

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

Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during the six months ended March 28, 2008 (specifically, in the first quarter of fiscal year 2008) are presented below.

Expected term (in years)	6.25
Expected volatility	41.20%
Risk-free rate	3.82%
Dividend yield	0%

There were no time-based options granted during the three and six months ended April 3, 2009, nor during the three months ended March 28, 2008.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options first granted during the six months ended April 3, 2009 (specifically, in the first quarter of fiscal year 2009) are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.53%
Dividend yield	0%

There were no time- and market performance-based options granted during the three months ended April 3, 2009.

The weighted-average grant-date fair value of all the options granted during the six months ended April 3, 2009 and March 28, 2008 was $5.61 and $7.83 per share, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.43 and $1.50 per share during the three and six months ended April 3, 2009, respectively, and $2.67 and $2.76 per share during the three and six months ended March 28, 2008, respectively.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units first granted during the six months ended April 3, 2009 (specifically, in the first quarter of fiscal year 2009) are presented below.

Expected volatility	51.50%
Risk-free rate	3.54%
Dividend yield	0%

There were no time- and market performance-based restricted stock and restricted stock units granted during the three months ended April 3, 2009.

The fair value of each time-based restricted stock and restricted stock unit award is calculated using the market price of the Company’s common stock on the date of grant.

The weighted-average estimated fair value of all restricted stock and restricted stock units granted was $7.85 and $8.87 per share during the three and six months ended April 3, 2009, respectively, and $10.98 and $15.22 per share during the three and six months ended March 28, 2008, respectively.

As stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income for the three and six months ended April 3, 2009 and for the corresponding periods of fiscal year 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the three and six months ended April 3, 2009 and March 28, 2008, which was allocated as follows:

	Three Months Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$127	$111	$244	$191
Research and development	45	38	87	69
Selling and marketing	73	59	141	104
General and administrative	456	342	850	610
	$701	$550	$1,322	$974

Share-based compensation cost capitalized in inventory	$129	$119	$253	$215
Share-based compensation cost remaining in inventory at end of period	$85	$72	$85	$72

Share-based compensation expense by type of award:
Stock options	$454	$395	$872	$732
Stock purchase plan	31	38	66	75
Restricted stock and units	216	117	384	167
	$701	$550	$1,322	$974

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $29,000 and $88,000 during the three and six months ended April 3, 2009, respectively. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $19,000 during the three and six months ended March 28, 2008.

9.             Income Taxes

The income tax benefit of $5.2 million for the six months ended April 3, 2009 and income tax expense of $4.1 million for the six months ended March 28, 2008 reflect estimated federal, foreign and state taxes. The effective tax rate for the six months ended April 3, 2009 was a negative 85% and diverged from the federal and state statutory rate primarily due to several significant discrete tax benefits: (1) $5.1 million relating to adjustments to the FASB Interpretation (“FIN”) No. 48 position for the outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, which resulted in a reduction to the Company’s deferred tax liability accounts and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

The effective tax rate for the six months ended March 28, 2008 was 32%. Income tax expense for the six months ended March 28, 2008 included a discrete tax benefit of approximately $0.4 million that was attributable to the fourth quarter of fiscal year 2007 relating to the correction of an immaterial error in the computation of the warranty expense tax deduction.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

On December 15, 2008, the Treasury Department announced that the Fifth Protocol ("Protocol") to the U.S.-Canada Income Tax Treaty ("Treaty") entered into force. The new treaty mandates arbitration for the resolution of double taxation disputes that are not settled through the competent authority process. As a result, the Company’s US tax position related to the issues raised in the outstanding tax audit by the CRA has become more favorable, and the Company recorded income tax benefits of $5.1 million in the first quarter of fiscal year 2009. This tax benefit was recorded through a $3.0 million reduction of Canadian tax contingency reserves, inclusive of interest, and the recognition of a $2.8 million income tax receivable in the U.S., partially offset by a $0.7 million increase in related deferred tax liabilities.

The $0.9 million adjustment to Canadian deferred tax accounts includes a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and the $0.3 million adjustment should have been recorded in several prior year’s financial results. These adjustments are deemed immaterial to the Company’s results of operations and financial condition in current periods as well as prior affected periods.

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

The Company accounts for uncertainty in income taxes in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” As a result, the Company applies a more-likely-than-not recognition threshold for all income tax uncertainties. FIN No. 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The total unrecognized tax benefit, which excludes any related interest accruals, was $3.2 million as of April 3, 2009. Of the total unrecognized tax benefit balance, $2.1 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of April 3, 2009. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statement of operations and comprehensive income and totaled to a benefit of approximately $1.2 million for the six months ended April 3, 2009, primarily as a result of the favorable impact of the new U.S.-Canada income tax treaty on the Company’s tax contingency reserves. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.4 million as of April 3, 2009. The Company had minimal penalties accrued in income tax expense.

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $3.2 million as audits close and statutes expire.

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

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Weighted average common shares outstanding -- Basic	16,317	16,387	16,293	16,379
Effect of dilutive stock options and nonvested restricted stock awards and units	1,002	1,269	1,060	1,365
Weighted average common shares outstanding -- Diluted	17,319	17,656	17,353	17,744

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended April 3, 2009, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 1.1 million and 1.0 million shares, respectively. For the three and six months ended March 28, 2008, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million and 0.7 million shares, respectively.

11.           Segments, Geographic and Customer Information

The Company’s reportable segments are VED and satcom equipment. The VED segment develops, manufactures and distributes high-power/high-frequency microwave and radio frequency signal components. The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer and is based on the nature of the Company’s operations and products offered to customers.

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by SFAS No. 131, Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Sales to external customers
VED	$62,069	$73,744	$117,697	$137,734
Satcom equipment	16,174	17,134	33,625	34,709
Other	3,660	3,926	7,727	8,271
	$81,903	$94,804	$159,049	$180,714
Intersegment product transfers
VED	$4,422	$7,287	$9,787	$13,148
Satcom equipment	-	14	9	63
	$4,422	$7,301	$9,796	$13,211
Capital expenditures
VED	$629	$502	$1,494	$1,344
Satcom equipment	4	210	15	654
Other	281	159	309	560
	$914	$871	$1,818	$2,558
EBITDA
VED	$11,850	$18,647	$22,201	$32,287
Satcom equipment	682	656	2,045	2,377
Other	(1,779)	(3,460)	(3,969)	(6,899)
	$10,753	$15,843	$20,277	$27,765

	April 3,	October 3,
	2009	2008
Total assets
VED	$327,541	$324,483
Satcom equipment	46,615	48,219
Other	89,600	94,246
	$463,756	$466,948

EBITDA is the measure used by the CODM to evaluate segment profit or loss. EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. The Company believes that EBITDA is a more meaningful representation of operating performance for leveraged businesses like its own and therefore uses this metric as its primary measure of profitability. For the reasons listed below, the Company believes EBITDA provides investors better understanding of the Company’s financial performance in connection with their analysis of the Company’s business:

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

•
EBITDA facilitates comparisons between the Company’s operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the Company’s management to facilitate internal comparisons to competitors’ results and the Company’s industry in general; and

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

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Net income	$3,689	$6,154	$11,344	$8,664
Depreciation and amortization	2,679	2,742	5,377	5,392
Interest expense, net	4,306	4,805	8,761	9,617
Income tax expense (benefit)	79	2,142	(5,205)	4,092
EBITDA	$10,753	$15,843	$20,277	$27,765

Net property, plant and equipment by geographic area were as follows:

	April 3,	October 3,
	2009	2008
United States	$46,984	$48,593
Canada	13,311	13,843
Other	51	51
	$60,346	$62,487

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill by geographic area was as follows:

	April 3,	October 3,
	2009	2008
United States	$114,297	$114,297
Canada	47,996	48,314
	$162,293	$162,611

Geographic sales by customer location were as follows for external customers:

	Three Months Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
United States	$54,495	$62,206	$103,591	$116,729
All foreign countries	27,408	32,598	55,458	63,985
Total sales	$81,903	$94,804	$159,049	$180,714

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the three and six months ended April 3, 2009 and in the corresponding periods of fiscal year 2008. Direct sales to the U.S. Government were $14.6 million and $25.8 million for the three and six months ended April 3, 2009, respectively, and $16.1 million and $30.9 million for the three and six months ended March 28, 2008, respectively. Accounts receivable from this customer represented 14% and 17% of consolidated accounts receivable as of April 3, 2009 and October 3, 2008, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

12.           Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

Issued on January 23, 2004, CPI’s 8% Notes, the current balance of which is $122.0 million, are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$29	$17,131	$608	$10,095	$-	$27,863
Restricted cash	-	-	971	130	-	1,101
Accounts receivable, net	-	19,145	12,054	10,683	-	41,882
Inventories	-	44,876	7,458	17,055	(1,068)	68,321
Deferred tax assets	-	12,326	2	818	-	13,146
Intercompany receivable	-	13,768	4,514	8,437	(26,719)	-
Prepaid and other current assets	-	2,680	514	614	-	3,808
Total current assets	29	109,926	26,121	47,832	(27,787)	156,121
Property, plant and equipment, net	-	44,028	2,971	13,347	-	60,346
Deferred debt issue costs, net	368	3,953	-	-	-	4,321
Intangible assets, net	-	55,795	13,864	7,365	-	77,024
Goodwill	-	93,375	20,973	47,945	-	162,293
Other long-term assets	-	3,271	293	87	-	3,651
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	192,348	107,451	-	-	(299,799)	-
Total assets	$192,745	$418,834	$64,222	$116,576	$(328,621)	$463,756

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$-	$-	$-	$-	$-	$-
Accounts payable	-	11,944	2,442	6,679	-	21,065
Accrued expenses	155	17,277	1,497	2,995	-	21,924
Product warranty	-	1,913	527	1,541	-	3,981
Income taxes payable	-	1	101	3,510	-	3,612
Advance payments from customers	-	7,318	3,346	2,234	-	12,898
Intercompany payable	26,719	-	-	-	(26,719)	-
Total current liabilities	26,874	38,453	7,913	16,959	(26,719)	63,480
Deferred income taxes	-	21,661	-	4,847	-	26,508
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,916	206,000	-	-	-	217,916
Other long-term liabilities	-	1,449	-	448	-	1,897
Total liabilities	38,790	267,563	7,913	23,289	(27,754)	309,801
Common stock	167	-	-	-	-	167
Parent investment	-	51,089	43,167	58,351	(152,607)	-
Additional paid-in capital	73,824	-	-	-	-	73,824
Accumulated other comprehensive loss	(5,071)	(5,071)	-	(1,110)	6,181	(5,071)
Retained earnings	87,835	105,253	13,142	36,046	(154,441)	87,835
Treasury stock, at cost	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	153,955	151,271	56,309	93,287	(300,867)	153,955
Total liabilities and stockholders' equity	$192,745	$418,834	$64,222	$116,576	$(328,621)	$463,756

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$84	$26,272	$493	$1,821	$-	$28,670
Restricted cash	-	-	629	147	-	776
Accounts receivable, net	-	22,453	12,353	12,542	-	47,348
Inventories	-	42,066	6,759	17,653	(990)	65,488
Deferred tax assets	-	10,853	2	556	-	11,411
Intercompany receivable	-	8,523	5,135	13,454	(27,112)	-
Prepaid and other current assets	-	2,370	632	821	-	3,823
Total current assets	84	112,537	26,003	46,994	(28,102)	157,516
Property, plant and equipment, net	-	45,556	3,047	13,884	-	62,487
Deferred debt issue costs, net	392	4,602	-	-	-	4,994
Intangible assets, net	-	56,700	14,168	7,666	-	78,534
Goodwill	-	93,375	20,973	48,263	-	162,611
Other long-term assets	-	383	287	136	-	806
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	182,869	101,193	-	-	(284,062)	-
Total assets	$183,345	$415,381	$64,478	$116,943	$(313,199)	$466,948

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$-	$1,000	$-	$-	$-	$1,000
Accounts payable	272	10,893	2,116	7,828	-	21,109
Accrued expenses	186	14,905	3,143	4,810	-	23,044
Product warranty	-	2,002	538	1,619	-	4,159
Income taxes payable	-	1,280	213	6,273	-	7,766
Advance payments from customers	-	7,624	3,132	1,579	-	12,335
Intercompany payable	27,112	-	-	-	(27,112)	-
Total current liabilities	27,570	37,704	9,142	22,109	(27,112)	69,413
Deferred income taxes	-	21,922	-	5,399	-	27,321
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,910	212,750	-	-	-	224,660
Other long-term liabilities	-	1,213	-	476	-	1,689
Total liabilities	39,480	273,589	9,142	29,019	(28,147)	323,083
Common stock	165	-	-	-	-	165
Parent investment	-	50,020	43,167	58,114	(151,301)	-
Additional paid-in capital	71,818	-	-	-	-	71,818
Accumulated other comprehensive loss	(1,809)	(1,809)	-	(283)	2,092	(1,809)
Retained earnings	76,491	93,581	12,169	30,093	(135,843)	76,491
Treasury stock, at cost	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	143,865	141,792	55,336	87,924	(285,052)	143,865
Total liabilities and stockholders' equity	$183,345	$415,381	$64,478	$116,943	$(313,199)	$466,948

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$52,641	$17,077	$30,510	$(18,325)	$81,903
Cost of sales	-	39,798	14,124	24,538	(18,323)	60,137
Gross profit	-	12,843	2,953	5,972	(2)	21,766
Operating costs and expenses:
Research and development	-	1,074	3	2,080	-	3,157
Selling and marketing	-	1,820	988	1,993	-	4,801
General and administrative	-	4,180	1,131	(115)	-	5,196
Amortization of acquisition-related intangible assets	-	390	151	150	-	691
Net loss on disposition of assets	-	41	-	3	-	44
Total operating costs and expenses	-	7,505	2,273	4,111	-	13,889
Operating income	-	5,338	680	1,861	(2)	7,877
Interest expense (income), net	253	4,045	(3)	11	-	4,306
Gain on debt extinguishment	-	(197)	-	-	-	(197)
(Loss) income before income tax expense
and equity in income of subsidiaries	(253)	1,490	683	1,850	(2)	3,768
Income tax (benefit) expense	(98)	(251)	271	157	-	79
Equity in income of subsidiaries	3,844	2,103	-	-	(5,947)	-
Net income	$3,689	$3,844	$412	$1,693	$(5,949)	$3,689

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$60,336	$21,125	$34,490	$(21,147)	$94,804
Cost of sales	-	42,877	17,891	27,079	(21,109)	66,738
Gross profit	-	17,459	3,234	7,411	(38)	28,066
Operating costs and expenses:
Research and development	-	729	272	1,929	-	2,930
Selling and marketing	-	2,070	1,175	2,083	-	5,328
General and administrative	-	3,817	1,018	657	-	5,492
Amortization of acquisition-related intangible assets	-	100	531	150	-	781
Net loss on disposition of assets	-	22	10	9	-	41
Total operating costs and expenses	-	6,738	3,006	4,828	-	14,572
Operating income	-	10,721	228	2,583	(38)	13,494
Interest expense (income), net	512	4,314	(17)	(4)	-	4,805
Loss on debt extinguishment	393	-	-	-	-	393
(Loss) income before income tax expense
and equity in income of subsidiaries	(905)	6,407	245	2,587	(38)	8,296
Income tax (benefit) expense	(344)	2,741	(135)	(120)	-	2,142
Equity in income of subsidiaries	6,715	3,049	-	-	(9,764)	-
Net income	$6,154	$6,715	$380	$2,707	$(9,802)	$6,154

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Six Months Ended April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$98,856	$36,784	$62,233	$(38,824)	$159,049
Cost of sales	-	76,065	30,737	49,311	(38,746)	117,367
Gross profit	-	22,791	6,047	12,922	(78)	41,682
Operating costs and expenses:
Research and development	-	1,758	3	3,579	-	5,340
Selling and marketing	-	3,562	2,235	3,993	-	9,790
General and administrative	-	7,894	2,154	352	-	10,400
Amortization of acquisition-related intangible assets	-	780	304	301	-	1,385
Net loss on disposition of assets	-	57	-	7	-	64
Total operating costs and expenses	-	14,051	4,696	8,232	-	26,979
Operating income	-	8,740	1,351	4,690	(78)	14,703
Interest expense (income), net	531	8,198	(8)	40	-	8,761
Gain on debt extinguishment	-	(197)	-	-	-	(197)
(Loss) income before income tax expense
and equity in income of subsidiaries	(531)	739	1,359	4,650	(78)	6,139
Income tax (benefit) expense	(203)	(4,085)	386	(1,303)	-	(5,205)
Equity in income of subsidiaries	11,672	6,848	-	-	(18,520)	-
Net income	$11,344	$11,672	$973	$5,953	$(18,598)	$11,344

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Six Months Ended March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$110,098	$40,951	$69,328	$(39,663)	$180,714
Cost of sales	-	80,308	34,476	53,306	(39,578)	128,512
Gross profit	-	29,790	6,475	16,022	(85)	52,202
Operating costs and expenses:
Research and development	-	1,621	421	3,612	-	5,654
Selling and marketing	-	3,993	2,187	4,320	-	10,500
General and administrative	-	7,535	2,088	2,022	-	11,645
Amortization of acquisition-related intangible assets	-	668	593	301	-	1,562
Net loss on disposition of assets	-	44	12	19	-	75
Total operating costs and expenses	-	13,861	5,301	10,274	-	29,436
Operating income	-	15,929	1,174	5,748	(85)	22,766
Interest expense (income), net	1,057	8,599	(37)	(2)	-	9,617
Loss on debt extinguishment	393	-	-	-	-	393
(Loss) income before income tax expense
and equity in income of subsidiaries	(1,450)	7,330	1,211	5,750	(85)	12,756
Income tax (benefit) expense	(551)	3,482	119	1,042	-	4,092
Equity in income of subsidiaries	9,563	5,715	-	-	(15,278)	-
Net income	$8,664	$9,563	$1,092	$4,708	$(15,363)	$8,664

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,092)	$8,429	$227	$301	$-	$7,865
Cash flows from investing activities
Capital expenditures	-	(1,679)	(112)	(27)	-	(1,818)
Net cash used in investing activities	-	(1,679)	(112)	(27)	-	(1,818)
Cash flows from financing activities
Repayments of debt	-	(7,495)	-	-	-	(7,495)
Proceeds from issuance of common stock to employees	605	-	-	-	-	605
Proceeds from exercise of stock options	36	-	-	-	-	36
Intercompany dividends	396	(8,396)	-	8,000	-	-
Net cash provided by (used in) financing activities	1,037	(15,891)	-	8,000	-	(6,854)
Net (decrease) increase in cash and cash equivalents	(55)	(9,141)	115	8,274	-	(807)
Cash and cash equivalents at beginning of period	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of period	$29	$17,131	$608	$10,095	$-	$27,863

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 28, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,812)	$1,779	$8,749	$1,723	$-	$10,439
Cash flows from investing activities
Capital expenditures	-	(1,941)	(95)	(522)	-	(2,558)
Proceeds from adjustment to acquisition purchase price	-	1,615	-	-	-	1,615
Payment of patent application fees	-	-	(147)	-	-	(147)
Net cash used in investing activities	-	(326)	(242)	(522)	-	(1,090)
Cash flows from financing activities
Repayments of debt	(6,000)	(4,000)	-	-	-	(10,000)
Proceeds from issuance of common stock to employees	418	-	-	-	-	418
Intercompany dividends	6,200	(6,200)	-	-	-	-
Net cash provided by (used in) financing activities	618	(10,200)	-	-	-	(9,582)
Net (decrease) increase in cash and cash equivalents	(1,194)	(8,747)	8,507	1,201	-	(233)
Cash and cash equivalents at beginning of period	1,378	16,518	958	1,620	-	20,474
Cash and cash equivalents at end of period	$184	$7,771	$9,465	$2,821	$-	$20,241

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009, and fiscal year 2008 comprised the 53-week period ended October 3, 2008. The second quarters of fiscal years 2009 and 2008 both include 13 weeks. The first two quarters of fiscal years 2009 and 2008 both include 26 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Our orders by market for the six months ended April 3, 2009 and March 28, 2008 are summarized as follows (dollars in millions):

	Six Months Ended
	April 3, 2009		March 28, 2008		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$75.6	41%	$66.7	36%	$8.9	13%
Medical	39.7	22	36.7	20	3.0	8
Communications	54.8	30	59.9	32	(5.1)	(9)
Industrial	11.1	6	14.3	8	(3.2)	(22)
Scientific	1.3	1	7.6	4	(6.3)	(83)
Total	$182.5	100%	$185.2	100%	$(2.7)	(1)%

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the tactical common data link (“TCDL”) products at our Malibu division, which we acquired in August 2007. TCDL products support intelligence, surveillance and reconnaissance (“ISR”) applications. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the six months ended March 28, 2008, the order amount reclassified was $4.0 million. The table above reflects this change.

In recent months, including the six months ended April 3, 2009, our defense markets, which include our radar and electronic warfare markets, were negatively impacted by ongoing delays in the receipt of orders. While the order levels in our defense markets currently appear to be stabilizing, we believe that these delays have resulted in a decrease in demand for our products to support defense programs, and that the delays in the receipt of defense orders may continue for the foreseeable future.

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in the six months ended April 3, 2009 by the weakening of the U.S. and foreign economies. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the recent softening of global economies, we believe that many of our customers have delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weakening global economies have resulted in a near-term decrease in demand for our products to support commercial programs.

Orders for the six months ended April 3, 2009 of $182.5 million were $2.7 million, or approximately 1%, lower than orders of $185.2 million for the corresponding period of fiscal year 2008. Explanations for the order increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our orders in the radar and electronic warfare markets are products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of the receipt of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased approximately 13% from an aggregate of $66.7 million in the first six months of fiscal year 2008 to an aggregate of $75.6 million in the first six months of fiscal year 2009. The increase in orders for these combined markets resulted primarily from the timing of the placement of orders to support various foreign and domestic radar programs, as well as the receipt of several large development orders to support various radar programs, and was partially offset by delays in the receipt of orders for certain other defense programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”), and positron emission tomography (“PET”) applications, and for radiation therapy applications for the treatment of cancer. The 8% increase in medical orders was due to increased demand for products to support radiation therapy applications. This increase was partially offset by a decrease in demand for products to support x-ray imaging applications due to the weakening of global economies.

•
Communications: The 9% decrease in communications orders was primarily attributable to decreases in orders to support commercial communications applications, including direct-to-home broadcast, fixed satellite broadcast and satellite news gathering applications, as well as commercial radio broadcast applications. We believe that these decreases were largely due to the weakening of global economies. Delays in the timing of orders received by our Malibu division also contributed to the decrease in communications orders; we expect to receive a number of the Malibu division’s delayed orders later in fiscal year 2009. These decreases were partially offset by an increase in orders for military communications programs, including an approximately $13 million order for the Warfighter Information Network – Tactical (WIN-T) program. Military communications is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $3.2 million decrease in industrial orders was primarily attributable to decreases in orders for products used in industrial fabrication applications, including semiconductor wafer fabrication, and industrial heating applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $6.3 million decrease in scientific orders was primarily the result of the receipt of a $5.6 million order in the first six months of fiscal year 2008 for products to support a new accelerator project for fusion research at an international scientific institute. This order was not expected to, and did not, repeat in the first six months of fiscal year 2009; shipments for this order are scheduled to be completed in fiscal year 2011.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

    As of April 3, 2009, we had an order backlog of $225.4 million compared to an order backlog of $201.8 million as of March 28, 2008. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase
	April 3, 2009		March 28, 2008		(Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$81.9	100.0%	$94.8	100.0%	$(12.9)
Cost of sales	60.1	73.4	66.7	70.4	(6.6)
Gross profit	21.8	26.6	28.1	29.6	(6.3)
Research and development	3.2	3.9	2.9	3.1	0.3
Selling and marketing	4.8	5.9	5.3	5.6	(0.5)
General and administrative	5.2	6.3	5.5	5.8	(0.3)
Amortization of acquisition-related intangibles	0.7	0.9	0.8	0.8	(0.1)
Net loss on disposition of assets	-	-	-	-	-
Operating income	7.9	9.6	13.5	14.2	(5.6)
Interest expense, net	4.3	5.3	4.8	5.1	(0.5)
(Gain) loss on debt extinguishment	(0.2)	(0.2)	0.4	0.4	(0.6)
Income before taxes	3.8	4.6	8.3	8.8	(4.5)
Income tax expense	0.1	0.1	2.1	2.2	(2.0)
Net income	$3.7	4.5%	$6.2	6.5%	$(2.5)
Other Data:
EBITDA (a)	$10.8	13.2%	$15.8	16.7%	$(5.0)

Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA is the measure used by the CODM to evaluate segment profit or loss. EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. We believe that EBITDA is a more meaningful representation of operating performance for leveraged businesses like our own and, therefore, use this metric as our primary measure of profitability. For the reasons listed below, we believe EBITDA provides investors better understanding of our financial performance in connection with their analysis of our business:

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended April 3, 2009 and March 28, 2008 are summarized as follows (dollars in millions):

	Three Months Ended
	April 3, 2009		March 28, 2008		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$34.3	42%	$39.7	42%	$(5.4)	(14	) %
Medical	15.6	19	17.0	18	(1.4)	(8)
Communications	25.3	31	28.5	30	(3.2)	(11)
Industrial	4.4	5	6.6	7	(2.2)	(33)
Scientific	2.3	3	3.0	3	(0.7)	(23)
Total	$81.9	100%	$94.8	100%	$(12.9)	(14	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the three months ended March 28, 2008, the sales amount reclassified was $0.9 million. The table above reflects this change.

Sales for the three months ended April 3, 2009 of $81.9 million were $12.9 million, or approximately 14%, lower than sales of $94.8 million for the corresponding period of fiscal year 2008. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 14% from $39.7 million in the three months ended March 28, 2008 to $34.3 million in the three months ended April 3, 2009, primarily due to an expected $1.9 million decrease in shipments of products to support the Aegis weapons system and decreases in sales for several other radar programs due to the timing of order receipts for those programs.

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

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 8% decrease in medical product sales was due to decreased sales of x-ray imaging products to international customers as a result of the weakening of global economies.

•
Communications: The 11% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including satellite news gathering and direct-to-home broadcast applications as well as commercial radio broadcast applications. We believe the decreases were largely due to the weakening of global economies. These decreases were partially offset by an increase in sales of products for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.2 million decrease in sales of industrial products was primarily attributable to decreases in orders for products used in industrial fabrication applications, including semiconductor wafer fabrication, and industrial heating applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.7 million decrease in scientific sales was primarily the result of the recent completion of product shipments for the Spallation Neutron Source at Oakridge National Laboratory and the timing of certain other scientific programs.

Gross Profit. Gross profit was $21.8 million, or 26.6% of sales, for the three months ended April 3, 2009 as compared to $28.1 million, or 29.6% of sales, for the three months ended March 28, 2008. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the reduction in gross profit for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008 was lower sales volume and therefore lower manufacturing cost absorption due to the reduction in sales volume.

Research and Development. Research and development expenses were $3.2 million, or 3.9% of sales, for the three months ended April 3, 2009, a $0.3 million increase from $2.9 million, or 3.1% of sales, for the three months ended March 28, 2008. The increase in research and development for the three months ended April 3, 2009 compared to the three months ended March 28, 2008 was due primarily to additional development efforts for our new solid state radar products.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	April 3,	March 28,
	2009	2008
Company sponsored	$3.2	$2.9
Customer sponsored, charged to cost of sales	4.1	3.5
	$7.3	$6.4

Selling and Marketing. Selling and marketing expenses were $4.8 million, or 5.9% of sales, for the three months ended April 3, 2009, a $0.5 million decrease from the $5.3 million, or 5.6% of sales, for the three months ended March 28, 2008. The reduction in selling and marketing expenses for the three months ended April 3, 2009 compared to the three months ended March 28, 2008 was primarily due to the implementation of cost-reduction initiatives and approximately $0.1 million of favorable impact from currency translation of our foreign-based expenses.

General and Administrative. General and administrative expenses were $5.2 million, or 6.3% of sales, for the three months ended April 3, 2009, a $0.3 million decrease from the $5.5 million, or 5.8% of sales, for the three months ended March 28, 2008. The decrease in general and administrative expenses in the three months ended April 3, 2009 was primarily due to lower expenses from the implementation of cost-reduction initiatives which were partially offset by foreign currency translation losses. Foreign currency translation was a loss of $0.5 million for the three months ended April 3, 2009, and a gain of $15,000 for the three months ended March 28, 2008.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the three months ended April 3, 2009 and $0.8 million for the three months ended March 28, 2008. The $0.1 million dollar decrease in amortization of acquisition-related intangibles for the three months ended April 3, 2009 compared to the three months ended March 28, 2008 was primarily due to completed amortization of customer backlog in fiscal year 2008 for our Malibu division which was acquired in August 2007.

Interest Expense, net (“Interest Expense”). Interest Expense was $4.3 million, or 5.3% of sales, for the three months ended April 3, 2009, a $0.5 million decrease from the $4.8 million, or 5.1% of sales, for the three months ended March 28, 2008. The reduction in interest expense for the three months ended April 3, 2009 was primarily due to repayments of debt over the past year which resulted in lower interest expense during the three months ended April 3, 2009 compared to the three months ended March 28, 2008.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the three months ended April 3, 2009 resulted from the repurchase of $3.0 million of our 8% senior subordinated notes at a discount of $0.3 million, or 8.5% of par value, partially offset by a $0.1 million non-cash write-off of deferred debt issue costs. The loss on debt extinguishment of $0.4 million in the three months ended March 28, 2008 resulted from the early redemption of $6.0 million of our floating rate senior notes in March 2008, consisting of $0.3 million in non-cash write-offs of deferred debt issue costs and issue discount costs and $0.1 million in cash payments for call premiums.

Income Tax (Benefit) Expense. We recorded an income tax expense of $0.1 million for the three months ended April 3, 2009 and an income tax expense of $2.1 million for the three months ended March 28, 2008. Our effective tax rate was approximately 2% for the three months ended April 3, 2009 as compared to approximately 26% for the three months ended March 28, 2008.

Income tax expense for the three months ended April 3, 2009 includes a discrete tax benefit of approximately $0.7 million that is related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, which resulted in a reduction to our deferred tax liability accounts. We also recorded a discrete tax benefit of $0.3 million relating to the correction of an immaterial error in the computation of certain deferred tax accounts which should have been recorded in several prior year’s financial results.

Income tax expense for the three months ended March 28, 2008 includes a discrete tax benefit of approximately $0.4 million that is attributable to the fourth quarter of fiscal year 2007 relating to the correction of an immaterial error in the computation of the warranty expense tax deduction.

Net Income. Net income was $3.7 million, or 4.5% of sales, for the three months ended April 3, 2009 as compared to $6.2 million, or 6.5% of sales, in the three months ended March 28, 2008. The decrease in net income in the three months ended April 3, 2009 as compared to the three months ended March 28, 2008 was primarily due to lower gross profit from the reduction in sales volume, partially offset by the reduction of expenses from the implementation of cost-reduction initiatives and discrete tax benefits and interest expense.

EBITDA. EBITDA was $10.8 million, or 13.2% of sales, for the three months ended April 3, 2009 as compared to $15.8 million, or 16.7% of sales, for the three months ended March 28, 2008. The decrease in EBITDA in the three months ended April 3, 2009 as compared to the three months ended March 28, 2008 was due primarily to lower gross profit from the reduction in sales volume, partially offset by lower expenses from the implementation of cost-reduction initiatives.

Six Months Ended April 3, 2009 Compared to Six Months Ended March 28, 2008

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended				Increase
	April 3, 2009		March 28, 2008		(Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$159.0	100.0%	$180.7	100.0%	$(21.7)
Cost of sales	117.4	73.8	128.5	71.1	(11.1)
Gross profit	41.7	26.2	52.2	28.9	(10.5)
Research and development	5.3	3.3	5.7	3.2	(0.4)
Selling and marketing	9.8	6.2	10.5	5.8	(0.7)
General and administrative	10.4	6.5	11.6	6.4	(1.2)
Amortization of acquisition-related intangibles	1.4	0.9	1.6	0.9	(0.2)
Net loss on disposition of assets	0.1	0.1	0.1	0.1	-
Operating income	14.7	9.2	22.8	12.6	(8.1)
Interest expense, net	8.8	5.5	9.6	5.3	(0.8)
(Gain) loss on debt extinguishment	(0.2)	(0.1)	0.4	0.2	(0.6)
Income before taxes	6.1	3.8	12.8	7.1	(6.7)
Income tax (benefit) expense	(5.2)	(3.3)	4.1	2.3	(9.3)
Net income	$11.3	7.1%	$8.7	4.8%	$2.6
Other Data:
EBITDA (a)	$20.3	12.8%	$27.8	15.4%	$(7.5)

Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA is the measure used by the CODM to evaluate segment profit or loss. EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. We believe that EBITDA is a more meaningful representation of operating performance for leveraged businesses like our own and, therefore, use this metric as our primary measure of profitability. For the reasons listed below, we believe EBITDA provides investors better understanding of our financial performance in connection with their analysis of our business:

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

For a reconciliation of EBITDA to Net Income, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the six months ended April 3, 2009 and March 28, 2008 are summarized as follows (dollars in millions):

	Six Months Ended
	April 3, 2009		March 28, 2008		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$62.3	39%	$73.5	41%	$(11.2)	(15	) %
Medical	31.4	20	32.7	18	(1.3)	(4)
Communications	51.5	32	56.8	31	(5.3)	(9)
Industrial	9.8	6	12.1	7	(2.3)	(19)
Scientific	4.0	3	5.6	3	(1.6)	(29)
Total	$159.0	100%	$180.7	100%	$(21.7)	(12	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the six months ended March 28, 2008, the sales amount reclassified was $2.3 million. The table above reflects this change.

Sales for the six months ended April 3, 2009 of $159.0 million were $21.7 million, or 12%, lower than sales of $180.7 million for the corresponding period of fiscal year 2008. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 15% from $73.5 million in the six months ended March 28, 2008 to $62.3 million in the six months ended April 3, 2009. The decrease in sales was due primarily to an expected $3.9 million decrease in shipments of products to support the Aegis weapons system and decreases in sales for several other radar and electronic warfare programs due to the timing of order receipts for those programs.

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

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 4% decrease in sales of our medical products was primarily due to decreased sales of x-ray imaging products to international customers as a result of the weakening of global economies. This decrease was partially offset by increased demand for products to support radiation therapy applications.

•
Communications: The 9% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including direct-to-home broadcast, fixed satellite broadcast and satellite news gathering applications as well as commercial radio broadcast applications. We believe the decreases were largely due to the weakening of global economies. These decreases were partially offset by an increase in sales of products for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.3 million decrease in industrial sales was due to decreases in demand for products used in industrial fabrication applications, including semiconductor wafer fabrication, and a wide variety of other industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.6 million decrease in scientific sales was primarily the result of the recent completion of product shipments for the Spallation Neutron Source at Oakridge National Laboratory and the timing of certain other scientific programs.

Gross Profit. Gross profit was $41.7 million, or 26.2% of sales, for the six months ended April 3, 2009, a $10.5 million decrease from $52.2 million, or 28.9% of sales, in the six months ended March 28, 2008. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the reduction in gross profit for the six months ended April 3, 2009 as compared to the six months ended March 28, 2008 was lower sales volume and therefore lower manufacturing cost absorption due to the reduction in sales volume.

Research and Development. Research and development expenses were $5.3 million, or 3.3% of sales, for the six months ended April 3, 2009, a $0.4 million decrease from $5.7 million, or 3.2% of sales, for the six months ended March 28, 2008. The decrease in research and development for the six months ended April 3, 2009 compared to the six months ended March 28, 2008 was due primarily to the completion of significant development efforts on the Army's Warfighter Information Network-Tactical (WIN-T) program and lower research and development spending at our Malibu division in the second quarter of fiscal year 2009, partially offset by higher expenditures on medical diagnostic imaging products.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	April 3,	March 28,
	2009	2008
Company sponsored	$5.3	$5.7
Customer sponsored, charged to cost of sales	7.3	7.2
	$12.6	$12.9

Selling and Marketing. Selling and marketing expenses were $9.8 million, or 6.2% of sales, for the six months ended April 3, 2009, a $0.7 million decrease from the $10.5 million, or 5.8% of sales, for the six months ended March 28, 2008. The reduction in selling and marketing expenses for the six months ended April 3, 2009 compared to the six months ended March 28, 2008 was primarily due to the implementation of cost-reduction initiatives and approximately $0.2 million of favorable impact from currency translation of our foreign-based expenses.

General and Administrative. General and administrative expenses were $10.4 million, or 6.5% of sales, for the six months ended April 3, 2009, a $1.2 million decrease from the $11.6 million, or 6.4% of sales, for the six months ended March 28, 2008. The decrease in general and administrative expenses in the six months ended April 3, 2009 was primarily due to lower expenses related to the implementation of cost-reduction initiatives.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $1.4 million for the six months ended April 3, 2009 and $1.6 million for the six months ended March 28, 2008. The $0.2 million dollar decrease in amortization of acquisition-related intangibles for the six months ended April 3, 2009 compared to the six months ended March 28, 2008 was primarily due to completed amortization of customer backlog in fiscal year 2008 for our Malibu division which was acquired in August 2007.

Interest Expense, Net (“Interest Expense”). Interest Expense of $8.8 million for the six months ended April 3, 2009 was $0.8 million lower than interest expense of $9.6 million for the six months ended March 28, 2008. The reduction in interest expense for the six months ended April 3, 2009 was primarily due to repayments of debt over the past year which resulted in lower interest expense during the six months ended April 3, 2009 compared to the six months ended March 28, 2008.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the six months ended April 3, 2009 resulted from the repurchase of $3.0 million of our 8% senior subordinated notes at a discount of $0.3 million, or 8.5% of par value, partially offset by a $0.1 million non-cash write-off of deferred debt issue costs. The loss on debt extinguishment of $0.4 million in the six months ended March 28, 2008 resulted from the early redemption of $6.0 million of our floating rate senior notes in March 2008, consisting of $0.3 million in non-cash write-offs of deferred debt issue costs and issue discount costs and $0.1 million in cash payments for call premiums.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $5.2 million for the six months ended April 3, 2009 and an income tax expense of $4.1 million for the six months ended March 28, 2008. The six months ended April 3, 2009 included several significant discrete tax benefits: (1) $5.1 million related to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, which resulted in a reduction to our deferred tax liability accounts, and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

In December 2008, a new tax treaty protocol between Canada and the U.S. became effective. The new treaty requires mandatory arbitration for the resolution of double taxation disputes not settled through the competent authority process. As a result of this new treaty, our tax position on an outstanding audit by the CRA has become more favorable, and we reduced our tax contingency reserve in Canada by $3.0 million, and established an income tax receivable and recognized an income tax benefit in the U.S for $2.8 million; this tax benefit was partially offset by a related increase in deferred tax liabilities of $0.7 million.

The $0.9 million adjustment to Canadian deferred tax accounts includes a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates, and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and the $0.3 adjustment million should have been recorded in several prior year’s financial results. These adjustments are deemed immaterial to our results of operations and financial condition in current periods as well as prior affected periods.

Income tax expense for the six months ended March 28, 2008 includes a discrete tax benefit of approximately $0.4 million that was attributable to the fourth quarter of fiscal year 2007 relating to the correction of an immaterial error in the computation of the warranty expense tax deduction.

Our estimated effective income tax rate for the remainder of fiscal year 2009 is expected to be approximately 36% to 37%.

Net Income. Net income was $11.3 million, or 7.1% of sales, for the six months ended April 3, 2009 as compared to $8.7 million, or 4.8% of sales, in the six months ended March 28, 2008. The $2.6 million increase in net income in the six months ended April 3, 2009 as compared to the six months ended March 28, 2008 was primarily due to discrete tax benefits, the reduction of expenses from the implementation of cost-reduction initiatives, and lower interest, partially offset by lower gross profit from the reduction in sales volume.

EBITDA. EBITDA was $20.3 million, or 12.8% of sales, for the six months ended April 3, 2009 as compared to $27.8 million, or 15.4% of sales, for the six months ended March 28, 2008. The $7.5 million decrease in EBITDA for the six months ended April 3, 2009 as compared to the corresponding period of fiscal year 2008 was due primarily to lower gross profit from the reduction in sales volume, partially offset by lower expenses from the implementation of cost-reduction initiatives.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	April 3,	October 3,
	2009	2008
Cash and cash equivalents	$27.9	$28.7
Working capital	$92.6	$88.1

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we had restricted cash of $1.1 million as of April 3, 2009, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the net decrease in cash and cash equivalents during the six months ended April 3, 2009 were the repayment of $7.75 million of the outstanding balance of our senior term loan and senior subordinated notes and capital expenditures of $1.8 million partially offset by net cash provided by our operating activities of $7.9 million, proceeds of $0.6 million from employee stock purchases and $0.3 million discount from the repurchase of $3.0 million of our senior subordinated notes.

As of April 3, 2009, we had $218.0 million in total principal amount of debt outstanding, compared to $225.75 million as of October 3, 2008. As of April 3, 2009, we had borrowing availability of $54.3 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 1:1. With this low secured leverage ratio, we do not anticipate any need to restructure our debt or reenter the capital markets until fiscal year 2011 when our Senior Credit Facilities will mature unless we refinance our 8% senior subordinated notes due 2012 prior to July 31, 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	April 3,	March 28,
	2009	2008
Net cash provided by operating activities	$7.9	$10.4
Net cash used in investing activities	(1.8)	(1.1)
Net cash used in financing activities	(6.9)	(9.5)
Net decrease in cash and cash equivalents	$(0.8)	$(0.2)

Operating Activities

During the six months ended April 3, 2009 and March 28, 2008, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $7.9 million in the six months ended April 3, 2009 was attributable to net income of $11.3 million, depreciation, amortization and other non-cash charges of $5.9 million, partially offset by $9.3 million net cash used for working capital. The primary working capital uses of cash in the six months ended April 3, 2009 were decreases in accrued expenses and income tax payable and an increase in inventories. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations, combined with lower incentive compensation and timing of interest payments on debt. Income tax payable decreased primarily due to the reduction in our contingency reserve for a Canada tax assessment. Inventories increased due to selective increases of certain work-in-progress and finished goods to meet anticipated customer delivery requirements. These uses of cash were partially offset by a decrease in accounts receivable resulting primarily from decreased sales.

Net cash provided by operating activities of $10.4 million in the six months ended March 28, 2008 was attributable to net income of $8.7 million, depreciation, amortization and other non-cash charges of $6.2 million, partially offset by $4.5 million net cash used for working capital. The primary uses of cash for working capital in the six months ended March 28, 2008 were a decrease in income taxes payable and accrued expenses, partially offset by a decrease in accounts receivable. The reduction in income taxes payable was due to the timing of payments. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations, combined with timing of interest payments on debt. The decrease in accounts receivables resulted primarily from timing and improved collection of trade receivables.

Investing Activities

Investing activities for the six months ended April 3, 2009 consisted of $1.8 million capital expenditures.

Investing activities for the six months ended March 28, 2008 consisted of $2.6 million capital expenditures and $0.1 million payment of patent application fees, partially offset by cash received as a result of a $1.6 million adjustment to the purchase price of our Malibu division based on the actual working capital of the Malibu division as of the acquisition closing date.

Financing Activities

Net cash used in financing activities for the six months ended April 3, 2009 consisted primarily of senior term loan repayment of $4.75 million and senior subordinated notes repurchase of $3.0 million partially offset by $0.6 million in proceeds from employee stock purchases and $0.3 million discount from the repurchase of our senior subordinated notes.

Net cash used in financing activities for the six months ended March 28, 2008 consisted primarily of a redemption of $6.0 million in principal amount of our floating rate senior notes and a term loan repayment of $4.0 million, partially offset by $0.4 million in proceeds from employee stock purchases.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2008, and, therefore, no excess cash flow payment was made in the six months ended April 3, 2009.

Stock Repurchase Program

On May 28, 2008, we announced that our board of directors authorized us to implement a program to repurchase up to $12.0 million of our common stock from time to time, funded entirely from cash on hand. Repurchases made under the program are subject to the terms and limitations of our debt covenants, as well as market conditions and share price, and will be made at management's discretion in open market trades, through block trades or in privately negotiated transactions. The program may be modified or terminated by our board of directors at any time. During fiscal year 2008, we repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. During the six months ended April 3, 2009, we did not repurchase any shares of common stock under the program. Repurchased shares have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the six months ended April 3, 2009 were $1.8 million. In the remainder of fiscal year 2009, ongoing capital expenditures are expected to be approximately $2.0 to $2.5 million.

Recently Released Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Effective October 4, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q for further details on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective October 4, 2008. We currently do not have any instruments for which we have elected the fair value option under SFAS No. 159. Therefore, the adoption of SFAS No. 159 has not impacted our consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We adopted SFAS No. 161 in the second quarter of fiscal year 2009. Since SFAS No. 161 only required additional disclosure, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. See Note 6 to the condensed consolidated financial statements included in this Form 10-Q for further details on our derivative instruments and hedging activities.

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

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the provisions in SFAS No. 141R, “Business Combinations,” and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of FSP SFAS No. 141R-1 if and when a future acquisition occurs.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in evaluating certain factors that are indicative of a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity. Additionally, this statement clarifies the circumstances to consider when evaluating whether a transaction is not orderly, in which quoted prices may not be determinative of fair value. FSP SFAS No. 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. We will adopt the provisions of FSP SFAS No. 157-4 effective April 4, 2009. We are currently assessing the impact of FSP SFAS No. 157-4 on our results of operations and financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. Our disclosures about fair value of financial instruments will reflect the adoption of this FSP in the third quarter of our fiscal year 2009.

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

At April 3, 2009 and October 3, 2008, the carrying amount of goodwill and other intangible assets, net was $239.3 million and $241.1 million, respectively. As of April 3, 2009, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill or other intangible assets might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value in certain days of the past few months largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price would again fall below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill later in fiscal year 2009, which could result in an impairment of our goodwill.

At April 3, 2009 and October 3, 2008, the carrying amount of property, plant and equipment was $60.3 million and $62.5 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

In accordance with SFAS No. 123R, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded or a blend of our expected volatility based on available historical data and those of similar companies. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, we will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. For the three and six months ended April 3, 2009, we recognized $0.7 million and $1.3 million, respectively, in stock-based compensation expense. For the three and six months ended March 28, 2008, we recognized $0.6 million and $1.0 million, respectively, in stock-based compensation expense.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of April 3, 2009, we had fixed rate senior subordinated notes of $122.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $12.0 million floating rate senior notes due in 2015 and a $84.0 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. On September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $60.0 million at April 3, 2009 and represented approximately 71% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At April 3, 2009, the fair value of the short-term and long-term portions of the 2007 Swap was a liability of $1.8 million (accrued expenses) and $1.0 million (other long-term liabilities), respectively. At April 3, 2009, the unrealized loss, net of tax, on the swap was $1.8 million.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in the variable portion of interest rates over a one-year period would have on our floating rate senior notes and term loan under our senior credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and results in an immaterial increase in future interest expense.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in "accumulated other comprehensive income" in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur in the three and six months ended April 3, 2009.

As of April 3, 2009, we had entered into Canadian dollar forward contracts for approximately $50.6 million (Canadian dollars), or approximately 87% of our estimated Canadian dollar denominated expenses for April 2009 through June 2010, at an average rate of approximately $0.87 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents to basic and diluted earnings per share.

Net income for the three and six months ended April 3, 2009 includes a recognized loss of $1.9 million and $2.2 million, respectively, from foreign currency forward contracts. At April 3, 2009, the fair value of foreign currency forward contracts was a short-term liability of $3.9 million (accrued expenses), a short-term asset of $0.1 million (prepaid and other current assets), and a long-term asset of $0.1 million, and the unrealized loss, net of tax, was $3.0 million.

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

   None.

Item 3.       Defaults Upon Senior Securities

   None.

Item 4.       Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held on February 24, 2009, the following proposals were presented for a vote of the stockholders of the Company:

Proposal No. 1: The election of the following two directors to serve for a three-year term ending at the 2012 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For Votes	Withheld Votes
O. Joe Caldarelli	14,918,464	869,070
Michael F. Finley	14,487,532	1,730,934

The term of office for the following directors continued after the Annual Meeting: Michael Targoff, Jeffrey P. Hughes, Stephen R. Larson and William P. Rutledge.

Proposal No. 2: The approval of amendments to the Company’s 2006 Equity and Performance Incentive Plan, as amended (the “2006 Plan”), to increase by 1,400,000 the maximum number of shares of the Company's common stock that may be issued or subject to awards under the 2006 Plan and to provide that future share-based awards (other than option and stock appreciation right awards) made under the 2006 Plan will count as two shares for purposes of determining whether the cap on the total number of shares issuable under the 2006 Plan has been exceeded.

Votes	Shares
For	11,037,657
Against	4,356,422
Abstain	1,945

Proposal No. 3: The approval of the “performance-based” compensation provisions of the 2006 Plan to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Votes	Shares
For	12,082,110
Against	3,311,347
Abstain	2,567

Proposal No. 4: The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

Votes	Shares
For	15,701,112
Against	81,157
Abstain	4,665

 Item 5.      Other Information

None.

Item 6.       Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CPI INTERNATIONAL, INC.

Dated: May 13, 2009	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)