Form 10-Q
period 2009-07-03
CPI INTERNATIONAL, INC.
filed 2009-08-12
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,585,394 shares of Common Stock, $0.01 par value, at August 03, 2009.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	July 3,	October 3,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$35,185	$28,670
Restricted cash	767	776
Accounts receivable, net	41,369	47,348
Inventories	68,900	65,488
Deferred tax assets	12,916	11,411
Prepaid and other current assets	4,382	3,823
Total current assets	163,519	157,516
Property, plant, and equipment, net	58,907	62,487
Deferred debt issue costs, net	3,923	4,994
Intangible assets, net	76,251	78,534
Goodwill	162,230	162,611
Other long-term assets	3,448	806
Total assets	$468,278	$466,948

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$-	$1,000
Accounts payable	19,200	21,109
Accrued expenses	22,419	23,044
Product warranty	3,802	4,159
Income taxes payable	5,562	7,766
Advance payments from customers	12,355	12,335
Total current liabilities	63,338	69,413
Deferred income taxes	26,910	27,321
Long-term debt, less current portion	212,919	224,660
Other long-term liabilities	2,974	1,689
Total liabilities	306,141	323,083
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,792 and 16,538 shares issued; 16,586 and 16,332 shares outstanding)	168	165
Additional paid-in capital	74,789	71,818
Accumulated other comprehensive loss	(1,725)	(1,809)
Retained earnings	91,705	76,491
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	162,137	143,865
Total liabilities and stockholders' equity	$468,278	$466,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$82,520	$90,734	$241,569	$271,448
Cost of sales	58,236	63,502	175,603	192,014
Gross profit	24,284	27,232	65,966	79,434
Operating costs and expenses:
Research and development	2,731	2,766	8,071	8,420
Selling and marketing	4,762	5,012	14,552	15,512
General and administrative	5,066	5,136	15,466	16,781
Amortization of acquisition-related intangible assets	691	782	2,076	2,344
Net loss on disposition of fixed assets	7	128	71	203
Total operating costs and expenses	13,257	13,824	40,236	43,260
Operating income	11,027	13,408	25,730	36,174
Interest expense, net	4,204	4,627	12,965	14,244
(Gain) loss on debt extinguishment	(51)	121	(248)	514
Income before income taxes	6,874	8,660	13,013	21,416
Income tax expense (benefit)	3,004	2,836	(2,201)	6,928
Net income	$3,870	$5,824	$15,214	$14,488

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges and minimum pension liability adjustment	3,346	1,268	84	(1,934)
Comprehensive income	$7,216	$7,092	$15,298	$12,554

Earnings per share - Basic	$0.24	$0.36	$0.93	$0.88
Earnings per share - Diluted	$0.22	$0.33	$0.87	$0.82

Shares used to compute earnings per share - Basic	16,362	16,395	16,316	16,384
Shares used to compute earnings per share - Diluted	17,577	17,669	17,428	17,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Nine Months Ended
	July 3,	June 27,
	2009	2008
Cash flows from operating activities
Net cash provided by operating activities	$20,308	$24,699

Cash flows from investing activities
Capital expenditures	(2,349)	(3,288)
Proceeds from adjustment to acquisition purchase price	-	1,615
Payment of patent application fees	-	(147)
Net cash used in investing activities	(2,349)	(1,820)

Cash flows from financing activities
Purchases of treasury stock	-	(1,800)
Repayments of debt	(12,358)	(16,000)
Proceeds from issuance of common stock to employees	781	639
Proceeds from exercise of stock options	82	3
Excess tax benefit on stock option exercises	51	2
Net cash used in financing activities	(11,444)	(17,156)

Net increase in cash and cash equivalents	6,515	5,723
Cash and cash equivalents at beginning of period	28,670	20,474
Cash and cash equivalents at end of period	$35,185	$26,197

Supplemental cash flow disclosures
Cash paid for interest	$9,742	$10,020
Cash paid for income taxes, net of refunds	$2,417	$9,846

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009 and fiscal year 2008 comprised the 53-week period ending October 3, 2008. The third quarters of both fiscal years 2009 and 2008 include 13 weeks. The first three quarters of both fiscal years 2009 and 2008 include 39 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of July 3, 2009 and for the three and nine months ended July 3, 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The condensed consolidated balance sheet as of October 3, 2008 has been derived from the audited financial statements at that date. The results of operations for the interim period ended July 3, 2009 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the condensed consolidated statements of income and comprehensive income, except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense (benefit)” in the condensed consolidated statements of income and comprehensive income.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Use of Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory reserves; provision for product warranty; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition of share-based compensation; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In October 2008, FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require that an employer disclose the following information about the fair value of plan assets: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; (2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and (3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs. The final FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will be required to adopt FSP No.132 (R)-1 in its fiscal year 2010 commencing October 3, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the potential impact of adopting this FSP on the disclosures in its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the provisions in SFAS No. 141R, “Business Combinations,” and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP SFAS No. 141R-1 if and when a future acquisition occurs.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in evaluating certain factors that are indicative of a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity. Additionally, this statement clarifies the circumstances to consider when evaluating whether a transaction is not orderly, in which quoted prices may not be determinative of fair value. FSP SFAS No. 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP SFAS No. 157-4 effective April 4, 2009. The adoption of FSP SFAS No. 157-4 did not have an impact on the Company’s results of operations and financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s disclosures about fair value of financial instruments in the third quarter of fiscal year 2009 reflect the adoption of this FSP. Since FSP FAS No. 107-1 and APB No. 28-1 only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. See Notes 4 and 5.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 in the third quarter of fiscal year 2009. The Company evaluated all events or transactions that occurred from July 4, 2009 through August 12, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets and amendment of FASB Statement No. 140.” This statement was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for the first annual reporting period that begins after November 15, 2009. The application of this statement will only apply and be effective should the Company transfer financial assets after October 2, 2010. The adoption of this statement is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal year 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s results of operations, financial position or cash flows.

3.           Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	July 3,	October 3,
	2009	2008
Accounts receivable	$41,475	$47,437
Less: Allowance for doubtful accounts	(106)	(89)
Accounts receivable, net	$41,369	$47,348

Inventories:    The following table provides details of inventories, net of reserves:

	July 3,	October 3,
	2009	2008
Raw material and parts	$38,173	$40,187
Work in process	22,134	17,622
Finished goods	8,593	7,679
	$68,900	$65,488

Reserve for excess, slow-moving and obsolete inventory:    The following table summarizes the activity related to reserves for excess, slow-moving and obsolete inventory:

	Nine Months Ended
	July 3,	June 27,
	2009	2008
Balance at beginning of period	$9,860	$9,784
Inventory provision, charged to cost of sales	818	988
Inventory write-offs	(1,036)	(1,619)
Balance at end of period	$9,642	$9,153

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Nine Months Ended
	July 3,	June 27,
	2009	2008
Balance at beginning of period	$1,928	$2,700
Provision for loss contracts, charged to cost of sales	2,696	1,932
Credit to cost of sales upon revenue recognition	(1,522)	(2,702)
Balance at end of period	$3,102	$1,930

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	July 3,	June 27,
	2009	2008
Inventories	$3,092	$1,112
Accrued expenses	10	818
	$3,102	$1,930

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average	July 3, 2009			October 3, 2008
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(3,347)	$27,353	$30,700	$(2,887)	$27,813
VED Application Technology	25	19,800	(4,307)	15,493	19,800	(3,713)	16,087
X-ray Generator and Satcom Application Technology	15	8,000	(2,908)	5,092	8,000	(2,508)	5,492
Antenna and Telemetry Technology	25	5,300	(400)	4,900	5,300	(241)	5,059
Customer backlog	1	580	(580)	-	580	(580)	-
Land lease	46	11,810	(1,371)	10,439	11,810	(1,181)	10,629
Tradename	20 - Indefinite	7,600	(220)	7,380	7,600	(55)	7,545
Customer list and programs	25	6,280	(1,150)	5,130	6,280	(950)	5,330
Noncompete agreement	5	640	(305)	335	640	(208)	432
Patent application fees	-	129	-	129	147	-	147
		$90,839	$(14,588)	$76,251	$90,857	$(12,323)	$78,534

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

    Intangible assets, net as of July 3, 2009 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Once obtained, these patents will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

The amortization of intangible assets amounted to $0.8 million and $2.3 million for the three and nine months ended July 3, 2009, respectively, and $0.8 million and $2.5 million for the corresponding periods of fiscal year 2008.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2009 (remaining three months)	$757
2010	3,005
2011	3,005
2012	2,990
2013	2,899
Thereafter	60,395
$73,051

Goodwill:    The following table sets forth the changes in goodwill by reportable segment:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at October 3, 2008	$132,897	$13,830	$15,884	$162,611
Purchase accounting adjustment	(272)	(109)	-	(381)
Balance at July 3, 2009	$132,625	$13,721	$15,884	$162,230

The total purchase accounting adjustment comprised (1) $0.3 million in correction of income tax rates that were used to establish Canadian deferred tax accounts related to the Company’s merger in fiscal year 2004, and (2) $0.1million tax benefit realized from the exercise of certain fully vested stock options that were acquired in connection with such merger.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Nine Months Ended
	July 3,	June 27,
	2009	2008
Beginning accrued warranty	$4,159	$5,578
Estimates for product warranty, charged to cost of sales	2,990	2,171
Actual costs of warranty claims	(3,347)	(3,216)
Ending accrued warranty	$3,802	$4,533

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Accumulated Other Comprehensive Loss:    The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	July 3,	October 3,
	2009	2008
Unrealized loss on cash flow hedges, net of tax	$1,471	$1,587
Unrealized actuarial loss and prior service credit
for pension liability, net of tax	254	222
	$1,725	$1,809

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of July 3, 2009, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included restricted cash in the form of certificates of deposit, foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table sets forth financial instruments carried at fair value within the SFAS No. 157 hierarchy as of July 3, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$30,664	$30,664	$-	$-
Certificates of deposit2	502	-	502	-
Mutual funds3	134	134	-	-
Foreign exchange forward derivatives4	1,423	-	1,423	-
Total assets at fair value	$32,723	$30,798	$1,925	-

Liabilities:
Interest rate swap derivative5	$2,606	$-	$2,606	$-
Foreign exchange forward derivatives4	459	-	459	-
Total liabilities at fair value	$3,065	$-	$3,065	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
2 The certificates of deposit are classified as part of restricted cash in the condensed consolidated balance sheet.
3 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
4 The foreign currency derivatives are classified as part of prepaid and other current assets and accrued expenses in the condensed consolidated balance sheet.
5 The interest rate swap derivatives are classified as part of accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

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

Key inputs for valuing the interest rate swap are the cash rates used for the short term (under three months), futures rates for up to three years and LIBOR swap rates for periods beyond. These inputs are used to derive variable resets for the swap as well as to discount future fixed and variable cash flows to present value at the measurement date. A credit spread is used to further discount each net cash flow using, for assets, counterparty credit default rates and, for liabilities, the Company’s credit spread over LIBOR on the term loan under the Company’s senior credit facilities.

See Note 6 for further information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximate fair values because of their relatively short maturity. See Note 5 for the estimated fair value of the Company’s debt.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

5.           Long-term Debt

Long-term debt comprises the following:

	July 3, 2009		October 3, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan, expiring 2014	$84,000	$79,800	$88,750	$88,750
8% Senior subordinated notes due 2012	117,000	111,735	125,000	116,875
Floating rate senior notes due 2015, carrying value net of issue discount of $81 and $90	11,919	10,079	11,910	12,180
	212,919	201,614	225,660	217,805
Less: Current portion	-	-	1,000	1,000
Long-term portion	$212,919	$201,614	$224,660	$216,805

Standby letters of credit	$5,563		$4,609

The fair values of the Company's long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current estimated incremental borrowing rates for similar types of borrowing arrangements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In addition to customary fronting and administrative fees under the Senior Credit Facilities, CPI will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee will vary depending on CPI’s leverage ratio, as defined in the Senior Credit Facilities and will range from 0.25% to 0.50%.

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

CPI made repayments on the Term Loan of $4.75 million during the first quarter of fiscal year 2009, $11.0 million during fiscal year 2008 and $250,000 during fiscal year 2007, leaving a principal balance of $84.0 million as of July 3, 2009.

At July 3, 2009, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $5.6 million, was approximately $54.4 million.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

8% Senior Subordinated Notes due 2012 of CPI:  As of July 3, 2009, CPI had $117.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”) after giving effect to the repurchase of a total of $8.0 million during the first three quarters of fiscal year 2009. The Company repurchased $3.0 million aggregate principal amount of the 8% Notes in January 2009 at a discount of 8.5% to par value. The Company paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million. The Company also repurchased $5.0 million aggregate principal amount of the 8% Notes in June 2009 at a discount of 2.75% to par value. The Company paid approximately $5.0 million, including accrued interest of $0.2 million, for the repurchase and realized a net gain of approximately $0.1 million. The 8% Notes have no sinking fund requirements.

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

At any time or from time to time, CPI, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

        Floating Rate Senior Notes due 2015 of CPI International: As of July 3, 2009, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $10.0 million aggregate principal amount and $58.0 million aggregate principal amount in fiscal years 2008 and 2007, respectively. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

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

At any time or from time to time, CPI International, at its option, may redeem the FR Notes in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

Debt Maturities:    As of July 3, 2009, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2009 (remaining three months)	$-	$-	$-	$-
2010	-	-	-	-
2011	84,000	-	-	84,000
2012	-	117,000	-	117,000
2013	-	-	-	-
Thereafter	-	-	12,000	12,000
	$84,000	$117,000	$12,000	$213,000

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

As of July 3, 2009, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities, and the Company expects to remain in compliance with those covenants throughout the remainder of fiscal year 2009.

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

The Company’s Canadian dollar forward contracts in effect as of July 3, 2009 have durations of 12 to 17 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets, and the Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of income and comprehensive income. The time value was not material for the first three quarters of fiscal years 2009 and 2008. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of income and comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur in the first three quarters of fiscal years 2009 and 2008.

As of July 3, 2009, the Company had entered into Canadian dollar forward contracts for approximately $37.7 million (Canadian dollars), or approximately 83% of estimated Canadian dollar denominated expenses for July 2009 through June 2010, at an average rate of approximately 0.84 U.S. dollar to Canadian dollar.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $55.0 million at July 3, 2009 and represented approximately 65% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income (loss) in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net in the condensed consolidated statements of income and comprehensive income.

See Note 4, Financial Instruments, for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at July 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133

Interest rate contracts	Prepaid and other current assets	$-	Accrued expenses	$(1,859)
Interest rate contracts	Other long-term assets	-	Other long-term liabilities	(747)

Forward contracts	Prepaid and other current assets	1,423	Accrued expenses	(459)
Forward contracts	Other long-term assets	-	Other long-term liabilities	-

Total derivatives designated as hedging instruments under SFAS No. 133		$1,423		$(3,065)

As of July 3, 2009, all of the Company’s derivative instruments were classified as hedging instruments under SFAS No. 133.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statement of income and comprehensive income for the nine months ended July 3, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
Interest rate contracts	$(1,889)	Interest expense, net	$(1,228)	Interest expense, net	$(40)

Forward contracts	(2,791)	Cost of sales	(3,167)	General and administrative	(285)	(a)
Forward contracts		Research and development	(176)
Forward contracts		Selling and marketing	(96)
Forward contracts		General and administrative	(289)
Total	$(4,680)		$(4,956)		$(325)

(a) The amount of loss recognized in income represents a $286 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $1 gain related to the ineffective portion of the hedging relationships.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company does not hold collateral or other security from its counterparties supporting its derivative instruments. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The Company regularly reviews its credit exposure balances as well as the creditworthiness of its counterparties.

In addition, the Company’s interest rate swap contract is subject to an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”). The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Company and its counterparties in the event a default (as defined in the ISDA Master Agreement) occurs in respect of either party.

When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at July 3, 2009, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At July 3, 2009, the Company’s interest rate contract derivatives were in a net liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at July 3, 2009 were as follows:

Fiscal Year	Operating Leases
2009 (remaining three months)	$578
2010	1,748
2011	708
2012	510
2013	433
Thereafter	2,897
Total future minimum lease payments	$6,874

Real estate taxes, insurance and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.6 million and $2.0 million for the three and nine months ended July 3, 2009, respectively, and to $0.5 million and $1.7 million for the corresponding periods of fiscal year 2008. Assets subject to capital leases at July 3, 2009 and October 3, 2008 were not material.

Restricted cash: The Company has restricted cash of $0.8 million as of July 3, 2009 and October 3, 2008 consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

Purchase commitments: As of July 3, 2009, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2009 (remaining three months)	$18,098
2010	11,046
2011	1,662
2012	229
2013	-
Total purchase commitments	$31,035

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Contingent Earnout Consideration: Under the terms of the purchase agreement for the acquisition of Malibu Research, Inc. (“Malibu”) in August 2007, in addition to the $20.5 million of net cash consideration paid for the acquisition, the Company may be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”) and a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010. As of July 3, 2009, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first and second earnout periods, and the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $7.7 million based on the performance in the first and second earnout periods. Based on its current financial forecasts for Malibu, the Company expects that no earnout will ultimately be payable for the third earnout period.

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

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management believes that the likelihood of loss under these agreements is remote.

Employment Agreements: The Company has entered into employment agreements with certain members of the executive management, which include provisions for the continued payment of salary, benefits and a pro-rata portion of an annual bonus for periods ranging from 12 months to 30 months upon certain terminations of employment.

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

As of July 3, 2009, the Company had an aggregate of 1.7 million shares of its common stock available for future grant and approximately 3.4 million options outstanding under its various equity plans. Awards are subject to terms and conditions as determined by the Company’s board of directors.

Stock Options: The following table summarizes stock option activity as of July 3, 2009 and changes during the nine months ended July 3, 2009 under the Company’s stock option plans:

	Outstanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 3, 2008	3,349,294	$6.23	5.77	$24,363	2,556,762	$3.83	5.16	$23,052
Granted	108,000	10.00
Exercised	(55,204)	1.49
Forfeited or cancelled	(7,399)	16.38
Balance at July 3, 2009	3,394,691	$6.41	5.21	$15,377	2,848,424	$4.73	4.68	$15,377

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

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $9.31 as of July 3, 2009, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of July 3, 2009, approximately 2.5 million exercisable options were in-the-money.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

During the three and nine months ended July 3, 2009, cash received from option exercises was $46,448 and $82,451, respectively, and the total intrinsic value of options exercised was approximately $0.4 million. During the three and nine months ended June 27, 2008, cash received from exercises was approximately $2,600, and the total intrinsic value of options exercised was $5,500. As of July 3, 2009, there was approximately $3.3 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.5 years.

Stock Purchase Plan:  Employees purchased 22,180 shares for $0.2 million and 93,031 shares for $0.8 million in the three and nine months ended July 3, 2009, respectively, under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of July 3, 2009, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: There were 223,498 and 117,154 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of July 3, 2009 and October 3, 2008, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of July 3, 2009 and of changes during the nine months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 3, 2008	117,154	$15.28
Granted	142,721	8.87
Vested	(36,377)	14.81
Forfeited	-	-
Nonvested at July 3, 2009	223,498	$11.26

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at July 3, 2009 was $2.1 million. As of July 3, 2009, there was $2.1 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

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

The Black-Scholes and the Monte Carlo simulation valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and require the input of subjective assumptions, including the expected stock price volatility and estimated option life. The Company currently does not intend to pay dividends and, accordingly, no dividends have been assumed in its Black-Scholes calculation and Monte Carlo simulation. Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility used in prior periods was based on expected volatilities of similar companies that have a longer history of being publicly traded. Beginning with fiscal year 2009, the expected volatility is based on a blend of expected volatilities of similar companies and that of the Company based on its available historical data. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company’s historical data is limited, the expected term of time-based options granted is based on the simplified method for plain vanilla options in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the SEC Staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

There were no time-based options granted during the three and nine months ended July 3, 2009, nor during the three months ended June 27, 2008.

Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during the nine months ended June 27, 2008 (specifically, in the first quarter of fiscal year 2008) are presented below.

Expected term (in years)	6.25
Expected volatility	41.20%
Risk-free rate	3.82%
Dividend yield	0%

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options first granted during the nine months ended July 3, 2009 (specifically, in the first quarter of fiscal year 2009) are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.53%
Dividend yield	0%

There were no time- and market performance-based options granted during the three months ended July 3, 2009 or the three and nine months ended June 27, 2008.

The weighted-average grant-date fair value of all the options granted during the nine months ended July 3, 2009 and June 27, 2008 was $5.61 and $7.83 per share, respectively.

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.40 and $1.48 per share during the three and nine months ended July 3, 2009, respectively, and $1.50 and $2.14 per share during the three and nine months ended June 27, 2008, respectively.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units first granted during the nine months ended July 3, 2009 (specifically, in the first quarter of fiscal year 2009) are presented below.

Expected volatility	51.50%
Risk-free rate	3.54%
Dividend yield	0%

There were no time- and market performance-based restricted stock and restricted stock units granted during the three months ended July 3, 2009 or the three and nine months ended June 27, 2008.

Using the market price of the Company’s common stock on the date of grant, the weighted-average estimated fair value of restricted stock and restricted stock units granted was $8.87 and $15.22 per share during the nine months ended July 3, 2009 and June 27, 2008, respectively. There were no restricted stock or restricted stock units granted during the three months ended July 3, 2009 and June 27, 2008.

As stock-based compensation expense recognized in the condensed consolidated statements of income and comprehensive income for the three and nine months ended July 3, 2009 and for the corresponding periods of fiscal year 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R), "Share-Based Payment," requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the three and nine months ended July 3, 2009 and June 27, 2008, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$131	$116	$375	$307
Research and development	43	43	130	112
Selling and marketing	75	61	216	165
General and administrative	453	374	1,303	984
	$702	$594	$2,024	$1,568

Share-based compensation cost capitalized in inventory	$131	$120	$386	$335
Share-based compensation cost remaining in inventory at end of period	$87	$74	$87	$74

Share-based compensation expense by type of award:
Stock options	$455	$421	$1,327	$1,153
Stock purchase plan	32	39	98	114
Restricted stock and units	215	134	599	301
	$702	$594	$2,024	$1,568

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.2 million during the three and nine months ended July 3, 2009. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $3,000 and $22,000 during the three and nine months ended June 27, 2008, respectively.

9.           Income Taxes

The income tax benefit of $2.2 million for the nine months ended July 3, 2009 and income tax expense of $6.9 million for the nine months ended June 27, 2008 reflect estimated federal, foreign and state taxes. The effective tax rate for the nine months ended July 3, 2009 was a negative 17% and diverged from the federal and state statutory rate primarily due to several significant discrete tax benefits: (1) $5.1 million relating to adjustments to the FASB Interpretation (“FIN”) No. 48 position for the outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, which resulted in a reduction to the Company’s deferred tax liability accounts and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The effective tax rate for the nine months ended June 27, 2008 was 32%. Income tax expense for the nine months ended June 27, 2008 includes a reduction to the Company’s annual tax rate of approximately 1% to reflect a change in estimate for Canadian tax credits and a tax benefit of approximately $0.4 million attributable to the correction of an immaterial error that arose in the fourth quarter of fiscal year 2007 relating to the warranty expense tax deduction in a foreign tax jurisdiction.

On December 15, 2008, the Treasury Department announced that the Fifth Protocol ("Protocol") to the U.S.-Canada Income Tax Treaty ("Treaty") entered into force. The new treaty mandates arbitration for the resolution of double taxation disputes that are not settled through the competent authority process. As a result, the Company’s US tax position related to the issues raised in the outstanding tax audit by the CRA has become more favorable, and the Company recorded income tax benefits of $5.1 million in the first quarter of fiscal year 2009. This tax benefit was recorded through a $3.0 million reduction of Canadian tax contingency reserves, inclusive of interest and the recognition of a $2.8 million income tax receivable in the U.S., partially offset by a $0.7 million increase in related deferred tax liabilities.

The $0.9 million adjustment to Canadian deferred tax accounts includes a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and the $0.3 million adjustment should have been recorded in several prior years’ financial results. These adjustments are deemed immaterial to the Company’s results of operations and financial condition in current periods as well as prior affected periods.

The Company is subject to U.S. federal, state and foreign income and franchise tax in various jurisdictions. Generally, fiscal years 2005 to 2008 remain open to examination by the various taxing jurisdictions and the Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several states, local and international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002. The years under examination by other taxing authorities vary, with the earliest year being 2004.
1 million of unrecognized
The Company accounts for uncertainty in income taxes in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” As a result, the Company applies a more-likely-than-not recognition threshold for all income tax uncertainties. FIN No. 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The total unrecognized tax benefit, which excludes any related interest accruals, was $3.3 million as of July 3, 2009. Of the total unrecognized tax benefit balance, $2.1 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of July 3, 2009. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statement of income and comprehensive income and totaled to a benefit of approximately $0.9 million for the nine months ended July 3, 2009, primarily as a result of the favorable impact of the new U.S.-Canada income tax treaty on the Company’s tax contingency reserves. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.7 million as of July 3, 2009. The Company had minimal penalties accrued in income tax expense.

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.2 million as audits close and statutes expire.

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

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Weighted average common shares outstanding -- Basic	16,362	16,395	16,316	16,384
Effect of dilutive stock options and nonvested restricted stock awards and units	1,215	1,274	1,112	1,335
Weighted average common shares outstanding -- Diluted	17,577	17,669	17,428	17,719

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended July 3, 2009, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million and 1.0 million shares, respectively. For the three and nine months ended June 27, 2008, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million and 0.8 million shares, respectively.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Sales to external customers
VED	$62,572	$68,770	$180,269	$206,504
Satcom equipment	15,704	18,550	49,329	53,259
Other	4,244	3,414	11,971	11,685
	$82,520	$90,734	$241,569	$271,448
Intersegment product transfers
VED	$3,536	$7,799	$13,323	$20,947
Satcom equipment	-	9	9	72
	$3,536	$7,808	$13,332	$21,019
Capital expenditures
VED	$379	$529	$1,873	$1,873
Satcom equipment	28	-	43	654
Other	124	201	433	761
	$531	$730	$2,349	$3,288
EBITDA
VED	$15,248	$17,548	$37,449	$49,835
Satcom equipment	1,078	1,332	3,123	3,709
Other	(2,545)	(2,814)	(6,514)	(9,713)
	$13,781	$16,066	$34,058	$43,831

	July 3,	October 3,
	2009	2008
Total assets
VED	$327,806	$324,483
Satcom equipment	45,652	48,219
Other	94,820	94,246
	$468,278	$466,948

EBITDA is the measure used by the CODM to evaluate segment profit or loss. EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. The Company believes that EBITDA is a more meaningful representation of segment operating performance for leveraged businesses like its own and therefore uses this metric as its internal measure of profitability. For the reasons listed below, the Company believes EBITDA provides investors better understanding of the Company’s financial performance in connection with their analysis of the Company’s business:

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

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net income	$3,870	$5,824	$15,214	$14,488
Depreciation and amortization	2,703	2,779	8,080	8,171
Interest expense, net	4,204	4,627	12,965	14,244
Income tax expense (benefit)	3,004	2,836	(2,201)	6,928
EBITDA	$13,781	$16,066	$34,058	$43,831

Net property, plant and equipment by geographic area were as follows:

	July 3,	October 3,
	2009	2008
United States	$45,781	$48,593
Canada	13,069	13,843
Other	57	51
	$58,907	$62,487

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill by geographic area was as follows:

	July 3,	October 3,
	2009	2008
United States	$114,234	$114,297
Canada	47,996	48,314
	$162,230	$162,611

Geographic sales by customer location were as follows for external customers:

	Three Months Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
United States	$52,806	$58,131	$156,397	$174,860
All foreign countries	29,714	32,603	85,172	96,588
Total sales	$82,520	$90,734	$241,569	$271,448

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The U.S. Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the three and nine months ended July 3, 2009 and in the corresponding periods of fiscal year 2008. Direct sales to the U.S. Government were $11.2 million and $37.0 million for the three and nine months ended July 3, 2009, respectively, and $18.2 million and $49.2 million for the three and nine months ended June 27, 2008, respectively. Accounts receivable from this customer represented 10% and 17% of consolidated accounts receivable as of July 3, 2009 and October 3, 2008, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

12.           Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

Issued on January 23, 2004, CPI’s 8% Notes, the current balance of which is $117.0 million, are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$77	$22,832	$701	$11,575	$-	$35,185
Restricted cash	-	-	671	96	-	767
Accounts receivable, net	-	18,660	10,308	12,401	-	41,369
Inventories	-	43,445	7,709	18,678	(932)	68,900
Deferred tax assets	-	12,325	2	589	-	12,916
Intercompany receivable	-	15,545	6,917	4,076	(26,538)	-
Prepaid and other current assets	27	2,909	639	807	-	4,382
Total current assets	104	115,716	26,947	48,222	(27,470)	163,519
Property, plant and equipment, net	-	42,836	2,969	13,102	-	58,907
Deferred debt issue costs, net	356	3,567	-	-	-	3,923
Intangible assets, net	-	55,343	13,693	7,215	-	76,251
Goodwill	-	93,312	20,973	47,945	-	162,230
Other long-term assets	-	3,155	293	-	-	3,448
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	200,513	110,640	-	-	(311,153)	-
Total assets	$200,973	$425,604	$64,875	$116,484	$(339,658)	$468,278

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2	$9,849	$2,248	$7,101	$-	$19,200
Accrued expenses	377	17,460	1,683	2,899	-	22,419
Product warranty	-	1,860	512	1,430	-	3,802
Income taxes payable	-	2,846	84	2,632	-	5,562
Advance payments from customers	-	8,117	3,133	1,105	-	12,355
Intercompany payable	26,538	-	-	-	(26,538)	-
Total current liabilities	26,917	40,132	7,660	15,167	(26,538)	63,338
Deferred income taxes	-	22,561	-	4,349	-	26,910
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,919	201,000	-	-	-	212,919
Other long-term liabilities	-	2,475	36	463	-	2,974
Total liabilities	38,836	266,168	7,696	21,014	(27,573)	306,141
Common stock	168	-	-	-	-	168
Parent investment	-	51,889	43,167	58,480	(153,536)	-
Additional paid-in capital	74,789	-	-	(211)	211	74,789
Accumulated other comprehensive loss	(1,725)	(1,725)	-	(872)	2,597	(1,725)
Retained earnings	91,705	109,272	14,012	38,073	(161,357)	91,705
Treasury stock, at cost	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	162,137	159,436	57,179	95,470	(312,085)	162,137
Total liabilities and stockholders' equity	$200,973	$425,604	$64,875	$116,484	$(339,658)	$468,278

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended July 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$53,852	$17,956	$30,481	$(19,769)	$82,520
Cost of sales	-	38,936	14,826	24,379	(19,905)	58,236
Gross profit	-	14,916	3,130	6,102	136	24,284
Operating costs and expenses:
Research and development	-	881	-	1,850	-	2,731
Selling and marketing	-	1,830	1,094	1,838	-	4,762
General and administrative	-	2,690	805	1,571	-	5,066
Amortization of acquisition-related intangible assets	-	387	152	152	-	691
Net loss on disposition of assets	-	7	-	-	-	7
Total operating costs and expenses	-	5,795	2,051	5,411	-	13,257
Operating income	-	9,121	1,079	691	136	11,027
Interest expense, net	237	3,955	-	12	-	4,204
Gain on debt extinguishment	-	(51)	-	-	-	(51)
(Loss) income before income tax expenseand equity in income of subsidiaries	(237)	5,217	1,079	679	136	6,874
Income tax (benefit) expense	(88)	4,231	209	(1,348)	-	3,004
Equity in income of subsidiaries	4,019	3,033	-	-	(7,052)	-
Net income	$3,870	$4,019	$870	$2,027	$(6,916)	$3,870

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Three Months Ended June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$56,694	$18,355	$34,492	$(18,807)	$90,734
Cost of sales	-	39,343	15,562	27,127	(18,530)	63,502
Gross profit	-	17,351	2,793	7,365	(277)	27,232
Operating costs and expenses:
Research and development	-	817	5	1,944	-	2,766
Selling and marketing	-	1,838	1,000	2,174	-	5,012
General and administrative	-	3,472	1,077	587	-	5,136
Amortization of acquisition-related intangible assets	-	334	296	152	-	782
Net loss on disposition of fixed assets	-	128	-	-	-	128
Total operating costs and expenses	-	6,589	2,378	4,857	-	13,824
Operating income	-	10,762	415	2,508	(277)	13,408
Interest expense (income), net	357	4,266	(10)	14	-	4,627
Loss on debt extinguishment	121	-	-	-	-	121
(Loss) income before income tax expense and equity in income of subsidiaries	(478)	6,496	425	2,494	(277)	8,660
Income tax (benefit) expense	(181)	2,592	106	319	-	2,836
Equity in income of subsidiaries	6,121	2,217	-	-	(8,338)	-
Net income	$5,824	$6,121	$319	$2,175	$(8,615)	$5,824

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Nine Months Ended July 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$152,707	$54,740	$92,714	$(58,592)	$241,569
Cost of sales	-	115,000	45,563	73,690	(58,650)	175,603
Gross profit	-	37,707	9,177	19,024	58	65,966
Operating costs and expenses:
Research and development	-	2,639	3	5,429	-	8,071
Selling and marketing	-	5,392	3,329	5,831	-	14,552
General and administrative	-	10,584	2,959	1,923	-	15,466
Amortization of acquisition-related intangible assets	-	1,167	456	453	-	2,076
Net loss on disposition of assets	-	64	-	7	-	71
Total operating costs and expenses	-	19,846	6,747	13,643	-	40,236
Operating income	-	17,861	2,430	5,381	58	25,730
Interest expense (income), net	768	12,153	(8)	52	-	12,965
Gain on debt extinguishment	-	(248)	-	-	-	(248)
(Loss) income before income tax expense and equity in income of subsidiaries	(768)	5,956	2,438	5,329	58	13,013
Income tax (benefit) expense	(291)	146	595	(2,651)	-	(2,201)
Equity in income of subsidiaries	15,691	9,881	-	-	(25,572)	-
Net income	$15,214	$15,691	$1,843	$7,980	$(25,514)	$15,214

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Nine Months Ended June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$166,793	$59,306	$103,820	$(58,471)	$271,448
Cost of sales	-	119,652	50,038	80,433	(58,109)	192,014
Gross profit	-	47,141	9,268	23,387	(362)	79,434
Operating costs and expenses:
Research and development	-	2,438	426	5,556	-	8,420
Selling and marketing	-	5,831	3,187	6,494	-	15,512
General and administrative	-	11,007	3,165	2,609	-	16,781
Amortization of acquisition-related intangible assets	-	1,002	889	453	-	2,344
Net loss on disposition of fixed assets	-	172	12	19	-	203
Total operating costs and expenses	-	20,450	7,679	15,131	-	43,260
Operating income	-	26,691	1,589	8,256	(362)	36,174
Interest expense (income), net	1,414	12,865	(47)	12	-	14,244
Loss on debt extinguishment	514	-	-	-	-	514
(Loss) income before income tax expense and equity in income of subsidiaries	(1,928)	13,826	1,636	8,244	(362)	21,416
Income tax (benefit) expense	(732)	6,074	225	1,361	-	6,928
Equity in income of subsidiaries	15,684	7,932	-	-	(23,616)	-
Net income	$14,488	$15,684	$1,411	$6,883	$(23,978)	$14,488

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,266)	$19,527	$423	$1,624	$-	$20,308
Cash flows from investing activities
Capital expenditures	-	(2,053)	(215)	(81)	-	(2,349)
Net cash used in investing activities	-	(2,053)	(215)	(81)	-	(2,349)
Cash flows from financing activities
Repayments of debt	-	(12,358)	-	-	-	(12,358)
Proceeds from issuance of common stock to employees	781	-	-	-	-	781
Proceeds from exercise of stock options	82	-	-	-	-	82
Excess tax benefit on stock option exercises	-	51	-	-	-	51
Intercompany dividends / loan repayments	396	(8,607)	-	8,211	-	-
Net cash provided by (used in) financing activities	1,259	(20,914)	-	8,211	-	(11,444)
Net (decrease) increase in cash and cash equivalents	(7)	(3,440)	208	9,754	-	6,515
Cash and cash equivalents at beginning of period	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of period	$77	$22,832	$701	$11,575	$-	$35,185

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 27, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,127)	$25,560	$271	$995	$-	$24,699
Cash flows from investing activities
Capital expenditures	-	(2,467)	(223)	(598)	-	(3,288)
Proceeds from adjustment to acquisition purchase price	-	1,615	-	-	-	1,615
Payment of patent application fees	-	-	(147)	-	-	(147)
Net cash used in investing activities	-	(852)	(370)	(598)	-	(1,820)
Cash flows from financing activities
Purchases of treasury stock	(1,800)	-	-	-	-	(1,800)
Repayments of debt	(8,000)	(8,000)	-	-	-	(16,000)
Proceeds from issuance of common stock to employees	639	-	-	-	-	639
Proceeds from exercise of stock options	3	-	-	-	-	3
Excess tax benefit on stock option exercises	-	2	-	-	-	2
Intercompany dividends	10,100	(10,100)	-	-	-	-
Net cash provided by (used in) financing activities	942	(18,098)	-	-	-	(17,156)
Net (decrease) increase in cash and cash equivalents	(1,185)	6,610	(99)	397	-	5,723
Cash and cash equivalents at beginning of period	1,378	16,518	958	1,620	-	20,474
Cash and cash equivalents at end of period	$193	$23,128	$859	$2,017	$-	$26,197

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009, and fiscal year 2008 comprised the 53-week period ended October 3, 2008. The third quarters of both fiscal years 2009 and 2008 include 13 weeks. The first three quarters of both fiscal years 2009 and 2008 include 39 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Our orders by market for the nine months ended July 3, 2009 and June 27, 2008 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 3, 2009		June 27, 2008		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$113.0	42%	$105.2	38%	$7.8	7%
Medical	49.5	18	48.3	17	1.2	2
Communications	91.0	33	96.9	35	(5.9)	(6)
Industrial	15.9	6	19.8	7	(3.9)	(20)
Scientific	1.9	1	9.7	3	(7.8)	(80)
Total	$271.3	100%	$279.9	100%	$(8.6)	(3	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the tactical common data link (“TCDL”) products at our Malibu division, which we acquired in August 2007. TCDL products support intelligence, surveillance and reconnaissance (“ISR”) applications. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the nine months ended June 27, 2008, the order amount reclassified was $4.1 million. The table above reflects this change.

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in the nine months ended July 3, 2009 by the weakening of the U.S. and foreign economies. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the softening of global economies, we believe that many of our customers have delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weak global economies have resulted in a near-term decrease in demand for our products to support commercial programs.

Orders of $271.3 million for the nine months ended July 3, 2009 were $8.6 million, or approximately 3%, lower than orders of $279.9 million for the corresponding period of fiscal year 2008. Explanations for the order increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our orders in the radar and electronic warfare markets are products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of the receipt of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased approximately 7% from an aggregate of $105.2 million in the nine months ended June 27, 2008 to an aggregate of $113.0 million in the nine months ended July 3, 2009. The increase in orders for these combined markets resulted primarily from the timing of the placement of orders to support various domestic and foreign electronic warfare programs, as well as the receipt of several large development orders to support various radar programs, and was partially offset by a decrease in demand for products to support certain other radar programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”), and positron emission tomography (“PET”) applications, and for radiation therapy applications for the treatment of cancer. The 2% increase in medical orders was due to increased demand for products to support MRI and radiation therapy applications. This increase was partially offset by a decrease in demand for products to support x-ray imaging applications due to the weakness of global economies.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 6% decrease in communications orders was primarily attributable to decreases in orders to support commercial communications applications, including direct-to-home broadcast, fixed satellite broadcast and satellite news gathering applications, as well as commercial radio broadcast applications. We believe that these decreases were largely due to the weakness of global economies. Delays in the timing of orders received by our Malibu division also contributed to the decrease in communications orders. These decreases were partially offset by an increase in orders for military communications programs, including a $12.5 million increase in orders for the Warfighter Information Network – Tactical (WIN-T) program due to order timing for that program. Military communications is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $3.9 million decrease in industrial orders was attributable to decreases in orders for products used in a wide variety of industrial applications, including semiconductor wafer fabrication and industrial heating and processing applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $7.8 million decrease in scientific orders was primarily the result of the receipt of a multi-year $5.6 million order in the first nine months of fiscal year 2008 for products to support a new accelerator project for fusion research at an international scientific institute. This order was not expected to, and did not, repeat in the first nine months of fiscal year 2009; shipments for this order are scheduled to be completed in fiscal year 2011.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of July 3, 2009, we had an order backlog of $232.1 million compared to an order backlog of $205.8 million as of June 27, 2008. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended
	July 3, 2009		June 27, 2008		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$82.5	100.0%	$90.7	100.0%	$(8.2)
Cost of sales	58.2	70.5	63.5	70.0	(5.3)
Gross profit	24.3	29.5	27.2	30.0	(2.9)
Research and development	2.7	3.3	2.8	3.1	(0.1)
Selling and marketing	4.8	5.8	5.0	5.5	(0.2)
General and administrative	5.1	6.2	5.1	5.6	-
Amortization of acquisition-related intangibles	0.7	0.8	0.8	0.9	(0.1)
Net loss on disposition of assets	-	-	0.1	-	(0.1)
Operating income	11.0	13.3	13.4	14.8	(2.4)
Interest expense, net	4.2	5.1	4.6	5.1	(0.4)
(Gain) loss on debt extinguishment	(0.1)	(0.1)	0.1	0.1	(0.2)
Income before taxes	6.9	8.4	8.7	9.6	(1.8)
Income tax expense	3.0	3.6	2.8	3.1	0.2
Net income	$3.9	4.7%	$5.8	6.4%	$(1.9)
Other Data:
EBITDA (a)	$13.8	16.7%	$16.1	17.8%	$(2.3)

Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial  performance in nnection with their analysis of our business:

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended July 3, 2009 and June 27, 2008 are summarized as follows (dollars in millions):

	Three Months Ended
	July 3, 2009		June 27, 2008		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$35.7	43%	$38.0	42%	$(2.3)	(6	) %
Medical	15.5	19	16.8	19	(1.3)	(7)
Communications	24.0	29	28.2	31	(4.2)	(15)
Industrial	5.9	7	5.8	6	0.1	2
Scientific	1.4	2	1.9	2	(0.5)	(28)
Total	$82.5	100%	$90.7	100%	$(8.2)	(9	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the three months ended June 27, 2008, the sales amount reclassified was $0.2 million. The table above reflects this change.

In recent quarters, our defense markets, which include our radar and electronic warfare markets, have been negatively impacted by delays in the receipt of orders, causing delays in the subsequent shipments of products and having a negative effect on our near-term defense sales. We believe the order levels in our defense markets are currently stabilizing, but delays in the receipt of orders and the corresponding sales for certain defense programs may continue for the foreseeable future.

Sales of $82.5 million for the three months ended July 3, 2009 were $8.2 million, or approximately 9%, lower than sales of $90.7 million for the corresponding period of fiscal year 2008. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 6% from $38.0 million in the three months ended June 27, 2008 to $35.7 million in the three months ended July 3, 2009, primarily due to an expected $2.3 million decrease in shipments of products to support the Aegis weapons system and decreases in sales for several other radar programs due to the timing of order receipts for those programs. These decreases were partially offset by the shipment of products from development programs to support radar applications.

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

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 7% decrease in medical product sales was due to decreased sales of x-ray imaging products to international customers as a result of the weakness of global economies.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 15% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including satellite news gathering and direct-to-home broadcast applications. We believe the decreases were largely due to the weakness of global economies. These decreases were partially offset by an increase in sales of products for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. Industrial sales were essentially unchanged. A decrease in sales of industrial products, primarily attributable to decreases in orders for products used in industrial fabrication applications, including semiconductor wafer fabrication, and industrial heating applications, was offset by an increase in sales of electromagnetic susceptibility testing systems.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.5 million decrease in scientific sales was primarily the result of the timing of certain scientific programs.

Gross Profit. Gross profit was $24.3 million, or 29.5% of sales, for the three months ended July 3, 2009, a $2.9 million decrease from the $27.2 million, or 30.0% of sales, for the three months ended June 27, 2008. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the reduction in gross profit for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008 was lower sales volume and therefore lower manufacturing cost absorption due to the reduction in sales volume, partially offset by improved gross margins at our Malibu division and lower expenses from cost-reduction initiatives for the three months ended July 3, 2009.

Research and Development. Research and development expenses were $2.7 million, or 3.3% of sales, for the three months ended July 3, 2009, a $0.1 million decrease from $2.8 million, or 3.1% of sales, for the three months ended June 27, 2008.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	July 3,	June 27,
	2009	2008
Company sponsored	$2.7	$2.8
Customer sponsored, charged to cost of sales	4.8	2.2
	$7.5	$5.0

Selling and Marketing. Selling and marketing expenses were $4.8 million, or 5.8% of sales, for the three months ended July 3, 2009, a $0.2 million decrease from the $5.0 million, or 5.5% of sales, for the three months ended June 27, 2008. The reduction in selling and marketing expenses for the three months ended July 3, 2009 compared to the three months ended June 27, 2008 was primarily due to the favorable impact from currency translation of our foreign-based expenses and lower expenses from cost-reduction initiatives for the three months ended July 3, 2009.

General and Administrative. General and administrative expenses were $5.1 million, or 6.2% of sales, for the three months ended July 3, 2009, were unchanged from the $5.1 million, or 5.6% of sales, for the three months ended June 27, 2008.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the three months ended July 3, 2009 and $0.8 million for the three months ended June 27, 2008. The $0.1 million dollar decrease in amortization of acquisition-related intangibles for the three months ended July 3, 2009 compared to the three months ended June 27, 2008 was primarily due to completed amortization of customer backlog in fiscal year 2008 for our Malibu division which was acquired in August 2007.

Interest Expense, net (“Interest Expense”). Interest Expense was $4.2 million, or 5.1% of sales, for the three months ended July 3, 2009, a $0.4 million decrease from the $4.6 million, or 5.1% of sales, for the three months ended June 27, 2008. The reduction in interest expense for the three months ended July 3, 2009 was primarily due to repayments and repurchases of debt over the past year which resulted in lower interest expense during the three months ended July 3, 2009 compared to the three months ended June 27, 2008.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.1 million in the three months ended July 3, 2009 resulted from the repurchase of $5.0 million of our 8% senior subordinated notes at a discount of $138,000, or 2.75% of par value, partially offset by an $86,000 non-cash write-off of deferred debt issue costs. The loss on debt extinguishment of $0.1 million in the three months ended June 27, 2008 resulted from the early redemption of $2.0 million of our floating rate senior notes in June 2008, consisting of $84,000 in non-cash write-offs of deferred debt issue costs and issue discount costs and $37,000 in cash payments for call premiums.

Income Tax Expense. We recorded an income tax expense of $3.0 million for the three months ended July 3, 2009 and an income tax expense of $2.8 million for the three months ended June 27, 2008. Our effective tax rate was approximately 44% for the three months ended July 3, 2009 as compared to approximately 33% for the three months ended June 27, 2008.

Income tax expense for the three months ended July 3, 2009 includes approximately $0.2 million of several non-recurring discrete income tax expenses and $0.2 million from foreign currency translation losses primarily from Canadian tax accounts, which, in aggregate, increased the quarterly effective rate by 6%.

Net Income. Net income was $3.9 million, or 4.7% of sales, for the three months ended July 3, 2009 as compared to $5.8 million, or 6.4% of sales, in the three months ended June 27, 2008. The $1.9 million decrease in net income for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008 was primarily due to lower gross profit from the reduction in sales volume during the current quarter, partially offset by lower expenses from the implementation of cost-reduction initiatives and lower interest expense during the current quarter.

EBITDA. EBITDA was $13.8 million, or 16.7% of sales, for the three months ended July 3, 2009 as compared to $16.1 million, or 17.8% of sales, for the three months ended June 27, 2008. The $2.3 million decrease in EBITDA in the three months ended July 3, 2009 as compared to the three months ended June 27, 2008 was due primarily to lower gross profit from the reduction in sales volume, partially offset by lower expenses from the implementation of cost-reduction initiatives.

Nine Months Ended July 3, 2009 Compared to Nine Months Ended June 27, 2008

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended
	July 3, 2009		June 27, 2008		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$241.6	100.0%	$271.4	100.0%	$(29.8)
Cost of sales	175.6	72.7	192.0	70.7	(16.4)
Gross profit	66.0	27.3	79.4	29.3	(13.4)
Research and development	8.1	3.4	8.4	3.1	(0.3)
Selling and marketing	14.6	6.0	15.5	5.7	(0.9)
General and administrative	15.5	6.4	16.8	6.2	(1.3)
Amortization of acquisition-related intangibles	2.1	0.9	2.3	0.8	(0.2)
Net loss on disposition of assets	0.1	0.0	0.2	0.1	(0.1)
Operating income	25.7	10.6	36.2	13.3	(10.5)
Interest expense, net	13.0	5.4	14.2	5.2	(1.2)
(Gain) loss on debt extinguishment	(0.2)	(0.1)	0.5	0.2	(0.7)
Income before taxes	13.0	5.4	21.4	7.9	(8.4)
Income tax (benefit) expense	(2.2)	(0.9)	6.9	2.5	(9.1)
Net income	$15.2	6.3%	$14.5	5.3%	$0.7
Other Data:
EBITDA (a)	$34.1	14.1%	$43.8	16.1%	$(9.7)

Note: Totals may not equal the sum of the component line items due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial  performance in nnection with their analysis of our business:

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the nine months ended July 3, 2009 and June 27, 2008 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 3, 2009		June 27, 2008		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$98.0	41%	$111.6	41%	$(13.6)	(12	) %
Medical	46.9	19	49.5	18	(2.6)	(5)
Communications	75.5	31	85.0	31	(9.5)	(11)
Industrial	15.8	7	17.9	7	(2.1)	(12)
Scientific	5.4	2	7.4	3	(2.0)	(28)
Total	$241.6	100%	$271.4	100%	$(29.8)	(11	) %

In the fourth quarter of fiscal year 2008, we changed the way in which we categorize orders and sales of the TCDL products at our Malibu division. Previously, orders and sales of our TCDL products were included in our radar and electronic warfare market. We are now reporting these orders and sales in our communications market, which we believe is the more appropriate category for these products. We reclassified previously reported orders and sales information to properly reflect TCDL products as an increase in the communications market and a corresponding decrease in the radar and electronic warfare market. For the nine months ended June 27, 2008, the sales amount reclassified was $2.5 million. The table above reflects this change.

In recent quarters, our defense markets, which include our radar and electronic warfare markets, have been negatively impacted by delays in the receipt of orders, causing delays in the subsequent shipments of products and having a negative effect on our near-term defense sales. We believe the order levels in our defense markets are currently stabilizing, but delays in the receipt of orders and the corresponding sales for certain defense programs may continue for the foreseeable future.

Sales of $241.6 million for the nine months ended July 3, 2009 were $29.8 million, or approximately 11%, lower than sales of $271.4 million for the corresponding period of fiscal year 2008. Explanations for the sales decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 12% from $111.6 million in the nine months ended June 27, 2008 to $98.0 million in the nine months ended July 3, 2009, primarily due to an expected $6.2 million decrease in shipments of products to support the Aegis weapons system and decreases in sales for several other radar and electronic warfare programs due to the timing of order receipts for those programs.

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

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 5% decrease in sales of our medical products was primarily due to decreased sales of x-ray imaging products to international customers as a result of the weakness of global economies. This decrease was partially offset by increased demand for products to support radiation therapy applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 11% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including direct-to-home broadcast and satellite news gathering applications. We believe the decreases were largely due to the weakness of global economies. These decreases were partially offset by an increase in sales of products for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.1 million decrease in industrial sales was due to decreases in demand for products used in industrial fabrication applications, including semiconductor wafer fabrication, and a wide variety of other industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.0 million decrease in scientific sales was primarily the result of the timing of certain scientific programs as well as the recent completion of product shipments for the Spallation Neutron Source at Oakridge National Laboratory.

Gross Profit. Gross profit was $66.0 million, or 27.3% of sales, for the nine months ended July 3, 2009, a $13.4 million decrease from $79.4 million, or 29.3% of sales, in the nine months ended June 27, 2008. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the reduction in gross profit for the nine months ended July 3, 2009 as compared to the nine months ended June 27, 2008 was lower sales volume and therefore lower manufacturing cost absorption due to the reduction in sales volume, partially offset by improved gross margins at our Malibu division and lower expenses from cost-reduction initiatives for the nine months ended July 3, 2009.

Research and Development. Research and development expenses were $8.1 million, or 3.4% of sales, for the nine months ended July 3, 2009, a $0.3 million decrease from $8.4 million, or 3.1% of sales, for the nine months ended June 27, 2008.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	July 3,	June 27,
	2009	2008
Company sponsored	$8.1	$8.4
Customer sponsored, charged to cost of sales	12.1	9.5
	$20.2	$17.9

Selling and Marketing. Selling and marketing expenses were $14.6 million, or 6.0% of sales, for the nine months ended July 3, 2009, a $0.9 million decrease from the $15.5 million, or 5.7% of sales, for the nine months ended June 27, 2008. The reduction in selling and marketing expenses for the nine months ended July 3, 2009 compared to the nine months ended June 27, 2008 was primarily due to the implementation of cost-reduction initiatives and the favorable impact from currency translation of our foreign-based expenses during the current year.

General and Administrative. General and administrative expenses were $15.5 million, or 6.4% of sales, for the nine months ended July 3, 2009, a $1.3 million decrease from the $16.8 million, or 6.2% of sales, for the nine months ended June 27, 2008. The decrease in general and administrative expenses in the nine months ended July 3, 2009 was primarily due to lower expenses related to the implementation of cost-reduction initiatives during the current year.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.1 million for the nine months ended July 3, 2009 and $2.3 million for the nine months ended June 27, 2008. The $0.2 million dollar decrease in amortization of acquisition-related intangibles for the nine months ended July 3, 2009 compared to the nine months ended June 27, 2008 was primarily due to completed amortization of customer backlog in fiscal year 2008 for our Malibu division which was acquired in August 2007.

Interest Expense, Net (“Interest Expense”). Interest Expense of $13.0 million for the nine months ended July 3, 2009 was $1.2 million lower than interest expense of $14.2 million for the nine months ended June 27, 2008. The reduction in interest expense for the nine months ended July 3, 2009 was primarily due to repayments of debt over the past year which resulted in lower interest expense during the nine months ended July 3, 2009 compared to the nine months ended June 27, 2008.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the nine months ended July 3, 2009 resulted from the repurchase of $8.0 million of our 8% senior subordinated notes at a discount of $0.4 million, partially offset by a $0.2 million non-cash write-off of deferred debt issue costs. The loss on debt extinguishment of $0.5 million in the nine months ended June 27, 2008 resulted from the early redemption of $6.0 million of our floating rate senior notes in March 2008 and $2.0 million in June 2008. The loss on debt extinguishment in the nine months ended June 27, 2008 consists of $0.3 million in non-cash write-offs of deferred debt issue costs and issue discount costs and cash payments of $0.2 million for call premiums.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $2.2 million for the nine months ended July 3, 2009 and an income tax expense of $6.9 million for the nine months ended June 27, 2008. The nine months ended July 3, 2009 included several significant discrete tax benefits: (1) $5.1 million related to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, which resulted in a reduction to our deferred tax liability accounts, and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

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

The $0.9 million adjustment to Canadian deferred tax accounts includes a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates, and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and the $0.3 adjustment million should have been recorded in several prior years’ financial results. These adjustments are deemed immaterial to our results of operations and financial condition in current periods as well as prior affected periods.

Income tax expense for the nine months ended June 27, 2008 includes a discrete tax benefit of approximately $0.4 million that was attributable to the fourth quarter of fiscal year 2007 relating to the correction of an immaterial error in the computation of the warranty expense tax deduction.

Our estimated effective income tax rate for the remainder of fiscal year 2009 is expected to be approximately 37% to 38%.

Net Income. Net income was $15.2 million, or 6.3% of sales, for the nine months ended July 3, 2009 as compared to $14.5 million, or 5.3% of sales, in the nine months ended June 27, 2008. The $0.7 million increase in net income in the nine months ended July 3, 2009 as compared to the nine months ended June 27, 2008 was primarily due to discrete income tax benefits, lower expenses from the implementation of cost-reduction initiatives and lower interest expense during the nine months ended July 3, 2009, partially offset by lower gross profit from the reduction in sales volume during the nine months ended July 3, 2009.

EBITDA. EBITDA was $34.1 million, or 14.1% of sales, for the nine months ended July 3, 2009 as compared to $43.8 million, or 16.1% of sales, for the nine months ended June 27, 2008. The $9.7 million decrease in EBITDA for the nine months ended July 3, 2009 as compared to the corresponding period of fiscal year 2008 was due primarily to lower gross profit from the reduction in sales volume, partially offset by lower expenses from the implementation of cost-reduction initiatives for nine months ended July 3, 2009.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	July 3,	October 3,
	2009	2008
Cash and cash equivalents	$35.2	$28.7
Working capital	$100.2	$88.1

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we had restricted cash of $0.8 million as of July 3, 2009, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the net increase in cash and cash equivalents during the nine months ended July 3, 2009 were the net cash provided by our operating activities of $20.3 million and proceeds of $0.9 million from employee stock purchases and exercise of stock options, partially offset by senior term loan repayment of $4.75 million and senior subordinated notes repurchase of $7.6 million, net of $0.4 million discount, and capital expenditures of $2.3 million.

As of July 3, 2009, we had $213.0 million in total principal amount of debt outstanding, compared to $225.75 million as of October 3, 2008. As of July 3, 2009, we had borrowing availability of $54.4 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 0.9:1. With this low secured leverage ratio, we do not anticipate any need to restructure our debt or reenter the capital markets until fiscal year 2011 when our Senior Credit Facilities will mature unless we refinance our 8% senior subordinated notes due 2012 prior to July 31, 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	July 3,	June 27,
	2009	2008
Net cash provided by operating activities	$20.3	$24.7
Net cash used in investing activities	(2.3)	(1.8)
Net cash used in financing activities	(11.5)	(17.2)
Net increase in cash and cash equivalents	$6.5	$5.7

Operating Activities

During the nine months ended July 3, 2009 and June 27, 2008, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $20.3 million in the nine months ended July 3, 2009 was attributable to net income of $15.2 million, depreciation, amortization and other non-cash charges of $8.8 million, partially offset by $3.7 million net cash used for working capital. The primary working capital uses of cash in the nine months ended July 3, 2009 were the net change in income tax receivable and payable attributable to discrete tax benefits related to an outstanding audit by the Canada Revenue Agency , an increase in inventories and a decrease in accounts payable. The increase in inventories was primarily due to selective increases of certain work-in-progress and finished goods to meet anticipated customer delivery requirements. The decrease in accounts payable related primarily to the timing of vendor payments. These uses of cash were partially offset by a decrease in accounts receivable resulting primarily from decreased sales.

Net cash provided by operating activities of $24.7 million in the nine months ended June 27, 2008 was attributable to net income of $14.5 million, depreciation, amortization and other non-cash charges of $9.9 million, and $0.3 million cash provided by working capital items. The primary items providing cash from working capital in the nine months ended June 27, 2008 were for $4.2 million decrease in accounts receivable and the release of $1.0 million restricted cash, partially offset by $1.5 million of prepaid income tax and $1.0 million decreases in each of income tax payable, product warranty and accrued expenses. The decrease in accounts receivables resulted primarily from timing and improved collection of trade receivables. The reduction in income taxes payable was due to the timing of payments. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations, combined with timing of interest payments on debt.

Investing Activities

Investing activities for the nine months ended July 3, 2009 consisted of $2.3 million capital expenditures.

Investing activities for the nine months ended June 27, 2008 of $1.8 million consisted primarily of $3.3 million capital expenditures and $0.1 million payment of patent application fees. The amount of cash used in investing activities was partially offset by cash received as a result of a $1.6 million adjustment to the purchase price of Malibu based on the actual working capital of Malibu as of the acquisition closing date.

Financing Activities

Net cash used in financing activities for the nine months ended July 3, 2009 consisted primarily of senior term loan repayment of $4.75 million and senior subordinated notes repurchase of $7.6 million, net of $0.4 million discount, partially offset by $0.9 million in proceeds from employee stock purchases and exercise of stock options.

Net cash used in financing activities for the nine months ended June 27, 2008 of $17.2 million consisted primarily of $1.8 million treasury stock purchases under the stock repurchase program discussed below, redemption of $8.0 million in principal amount of our floating rate senior notes and term loan repayments aggregating  $8.0 million. The cash used in financing activities for the nine months ended June 27, 2008 was partially offset by $0.6 million in proceeds from employee stock purchases.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2008, and, therefore, no excess cash flow payment was made in the nine months ended July 3, 2009.

Stock Repurchase Program

On May 28, 2008, we announced that our board of directors authorized us to implement a program to repurchase up to $12.0 million of our common stock from time to time in the 12 months following the announcement, funded entirely from cash on hand. The stock repurchase program has expired. Repurchases made under the program were subject to the terms and limitations of our debt covenants, as well as market conditions and share price, and were made at management's discretion in open market trades, through block trades or in privately negotiated transactions. During fiscal year 2008, we repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. During the nine months ended July 3, 2009, we did not repurchase any shares of common stock under the program. Repurchased shares have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the nine months ended July 3, 2009 were $2.3 million. In the remainder of fiscal year 2009, ongoing capital expenditures are expected to be approximately $0.8 to $1.3 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, which require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of  assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

Recoverability of long-lived assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 50 years.

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

At July 3, 2009 and October 3, 2008, the carrying amount of goodwill and other intangible assets, net was $238.5 million and $241.1 million, respectively. As of July 3, 2009, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led us to believe that goodwill or other intangible assets might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred, and at least annually in the fourth quarter.

Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value in certain days of the past few months largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price would again fall below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill, which could result in an impairment of our goodwill.

At July 3, 2009 and October 3, 2008, the carrying amount of property, plant and equipment was $58.9 million and $62.5 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

In accordance with SFAS No. 123(R), prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123(R). Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded or a blend of our expected volatility based on available historical data and those of similar companies. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107. In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, we will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. For the three and nine months ended July 3, 2009, we recognized $0.7 million and $2.0 million, respectively, in stock-based compensation expense. For the three and nine months ended June 27, 2008, we recognized $0.6 million and $1.6 million, respectively, in stock-based compensation expense.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 and related guidance. See Note 9 to consolidated condensed financial statements of this Form 10-Q for further discussion. FIN No. 48 requires that we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of July 3, 2009, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year and variable rate debt consisting of $12.0 million floating rate senior notes due in 2015 and a $84.0 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. On September 21, 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $55.0 million at July 3, 2009 and represented approximately 65% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At July 3, 2009, the fair value of the short-term and long-term portions of the swap was a liability of $1.9 million (accrued expenses) and $0.7 million (other long-term liabilities), respectively.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by SFAS No. 133. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of income. No ineffective amounts were recognized due to anticipated transactions failing to occur in the three and nine months ended July 3, 2009.

As of July 7, 2009, we had entered into Canadian dollar forward contracts for approximately $43.7 million (Canadian dollars), or approximately 77% of our estimated Canadian dollar denominated expenses for July 2009 through September 2010, at an average rate of approximately $0.85 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents to basic and diluted earnings per share.

At July 3, 2009, the fair value of foreign currency forward contracts was a short-term asset of $1.4 million (prepaid and other current assets) and a short-term liability of $0.5 million (accrued expenses).

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

Item 1.A.      Risk Factors

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

CPI INTERNATIONAL, INC.

Dated: August 12, 2009	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)