Form 10-K
period 2009-10-02
CPI INTERNATIONAL, INC.
filed 2009-12-10
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2009

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
    The aggregate market value of common stock held by non-affiliates of the registrant as of April 3, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $69 million, based on the closing sale price of $9.50 per share of common stock as reported on the Nasdaq Stock Market.

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,607,483 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at December 1, 2009.

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

PART I

Item 1.    Business

Background

We are a provider of microwave, radio frequency (“RF”), power and control products for critical defense, communications, medical, scientific and other applications. We develop, manufacture and distribute products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications.

Approximately half of our product sales for fiscal year 2009 were for United States and foreign government and military end use, particularly for radar, electronic warfare and communications applications. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products to the demanding specifications required for advanced military applications. Our products are critical elements of high-priority U.S. and foreign military programs and platforms, including numerous planes, ships and ground-based platforms. Defense applications of our products include transmitting and receiving radar signals for locating and tracking threats, weapons guidance and navigation, as well as transmitting decoy and jamming signals for electronic warfare and transmitting signals for satellite communications. The U.S. Government is our only customer that accounted for more than 10% of our sales in the last three fiscal years.

In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Approximately half of our product sales for fiscal year 2009 were for commercial applications.

We continue to develop higher-power, wider-bandwidth and higher-frequency microwave products that enable significant technological advances for our defense and commercial customers. In fiscal year 2009, we generated approximately 54% of our total sales from products for which we believe that we are the sole provider to our customers, enhancing our reputation and the stability of our business.

Having average lives of between three and seven years, many of our products “wear out” and require replacement. We estimate that approximately 40% of our total sales for fiscal year 2009 were generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products, providing us with a stable, predictable business that is partially insulated from dramatic shifts in market conditions. We regularly work with our customers to create upgraded products with enhanced bandwidth, power and reliability. We estimate that our products are installed on more than 125 U.S. defense systems and more than 180 commercial systems. This installed base and our sole-provider positioning on high-profile U.S. military and commercial programs provide us with a reputation and market visibility that we believe will help us generate profitable future sales growth.

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

In 1995, a private equity fund, together with members of management, purchased the electron device business from Varian Associates and formed our predecessor, Communications & Power Industries Holding Corporation, which was the parent company of Communications & Power Industries, Inc. In November 2003, CPI Acquisition Corp., which, at the time, was wholly owned by The Cypress Group (“Cypress”), was incorporated in Delaware. In January 2004, CPI Acquisition Corp. acquired our predecessor in a merger and changed its name from CPI Acquisition Corp. to CPI Holdco, Inc. In January 2006, CPI Holdco, Inc. changed its name to CPI International, Inc. On May 3, 2006, we completed the initial public offering of the common stock of CPI International.

Unless otherwise noted or dictated by context, (1) “CPI International” means CPI International, Inc., (2) “Communications & Power Industries” means Communications & Power Industries, Inc., the direct, wholly owned operating subsidiary of CPI International and (3) the terms “we,” “us” and “our” refer to CPI International and its direct and indirect subsidiaries on a consolidated basis.

We are organized into six operating divisions: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division (Ontario, Canada),  Communications & Medical Products Division (Ontario, Canada), Econco Division (Woodland, California) and Malibu Division (Camarillo, California).

Markets

We develop, manufacture and distribute products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications in defense and commercial markets. We serve five end markets: the radar and electronic warfare (or defense), communications, medical, industrial and scientific markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product. End-use applications of these systems include:

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

We supply microwave power amplifiers for electronic warfare programs. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for electronic warfare systems, having sold thousands of devices for those systems and that we have a sole provider position in products for certain high-power phased array systems and expendable decoys. Electronic warfare programs also include devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a relatively new system, currently in testing and demonstration, that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Our radar and electronic warfare products include microwave and power grid sources, microwave amplifiers, receiver protectors and multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. Our product offering in the radar and electronic warfare market also includes advanced antenna systems for radar and radar simulators. Our products are used in airborne, unmanned aerial vehicles (“UAVs”), ground and shipboard radar systems. We believe that we are a leading provider of power grid and microwave power sources for government radar and electronic warfare applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs.

Our sales in the radar and electronic warfare market, which we also call our defense market, were $135.9 million, $151.8 million and $144.2 million in fiscal years 2009, 2008 and 2007 respectively. On average, approximately two-thirds of our sales in the radar and electronic warfare market are generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

Medical Market

Within the medical market, we focus on diagnostic and treatment applications. For diagnostic applications, we provide products for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”). For these applications, we provide x-ray generators, subsystems, software and user interfaces, including state-of-the-art, high-efficiency, compact power supplies and modern microprocessor-based controls and operator consoles for diagnostic imaging. We also provide power grid devices for PET Isotope production systems. These systems are linac-based proton accelerators used in the detection of cancer and other diseases.

X-ray generators are used to generate and control the electrical energy being supplied to an x-ray vacuum electron device (“VED”) and, therefore, control the dose of radiation delivered to the patient during an x-ray imaging procedure. In addition, these x-ray generators include a user interface to control the operation of the equipment, including exposure times and the selection of the anatomic region of the body to be examined. These generators are interfaced with, and often power and control, auxiliary devices, such as patient positioners, cameras and automatic exposure controls, to synchronize the x-ray examination with this other equipment.

For treatment applications, we provide klystron VEDs and electron guns for high-end radiation therapy machines. Klystrons provide the microwave energy to accelerate a beam of energy toward a cancerous tumor.

Sales in the medical market were $61.2 million, $65.8 million and $67.6 million in fiscal years 2009, 2008 and 2007, respectively.

For many years, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for the Clinac and Trilogy™ medical linear accelerators. This automated system for image-guided radiation therapy uses high-resolution x-ray images to pinpoint tumor sites. More than 5,200 of Varian Medical Systems’ Clinac and Trilogy medical linear accelerators for cancer radiotherapy are in service around the world, delivering more than 30 million cancer treatments each year.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large original equipment manufacturers (“OEMs”) who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We have introduced new products, including x-ray generators with image processing systems, to assist customers in their migration from film-based radiology systems to digital radiology systems. We believe that we are one of the leading independent supplier of x-ray generators in the world, and we believe that this market provides continued long-term growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end,” applications, and have become a premier supplier to this part of the market. There also exists substantial demand for “lower-end” applications, and, in recent years, we have introduced families of products that allow us to participate more fully in this part of the market.

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers for commercial and military communications links for broadcast, video, voice and data transmission. Our sales in the communications market were $106.4 million, $117.8 million and $112.3 million in fiscal years 2009, 2008 and 2007, respectively. The communications market is the most volatile of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Historically, we have focused primarily on commercial communications applications, but in recent years, we have expanded our focus to include military communications applications, as we believe that there is a significant and growing market for our products for these applications. Military communications applications now make up a growing portion of our total communications business.

Our commercial communications programs include satellite, terrestrial broadcast and over-the-horizon applications. Our military communications programs include satellite, data link and over-the-horizon communications applications. For satellite, terrestrial broadcast, data link and over-the-horizon communications applications, our products amplify and transmit signals within an overall communications system:

•
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

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of more than 25,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. Our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We are participating in satellite communications growth areas, including: amplifiers for the 30 gigahertz (GHz) band (Ka-band), which is one of the major satellite communications growth areas for both commercial and military applications; the growing application worldwide of conventional and high-definition television for direct-to-home satellite broadcast; the use of satellite communications for broadband data communications; and specialized amplifiers for the military communications market.

•
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

•
Data link communications systems use our products to transmit and receive real-time command and control, intelligence, surveillance and reconnaissance (“ISR”) data between airborne platforms, including UAVs and manned airborne platforms, and their associated ground-based and ship-based terminals via high-bandwidth digital data links. Our products are on the airborne and ground nodes of the tactical common data link (“TCDL”) network for various platforms.

•
Over-the-horizon (also referred to as “troposcatter”) systems use our high-power amplifiers and traveling wave tubes to send a signal through the atmosphere, bouncing the signal off the troposphere, the lowest atmospheric layer, and enabling receipt of the signal tens of miles to hundreds of miles away. These systems transmit voice, video and data signals without requiring the use of a satellite, providing an easy-to-install, relocatable and cost-efficient alternative to satellite-based communications.

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $20.2 million, $25.1 million and $20.5 million in fiscal years 2009, 2008 and 2007, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $9.2 million, $9.5 million and $6.5 million in fiscal years 2009, 2008 and 2007, respectively.

Geographic Markets

We sell our products in approximately 90 countries. In fiscal year 2009, sales to customers in the U.S., Europe and Asia accounted for approximately 63%, 18% and 14% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2009. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 12 to the accompanying audited consolidated financial statements.

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

VEDs were initially developed for defense applications but have since been applied to many commercial markets. We use tailored variations of this key technology to address the different frequency and power requirements in each of our target markets. Generally our VED products derive from, or are enhancements to, the original VED technology on which our company was founded. Most of our other products were natural offshoots of the original VED technology and were developed in response to the opportunities and requirements in the market for more fully integrated products and services. The type of device selected for a specific application is based on the operating parameters required by the system. Our products generally have selling prices ranging from $2,000 to $200,000, with certain, limited products priced up to $1,000,000.

We sell several categories of VEDs, including:

•
Klystrons and gyrotrons:  Klystrons are typically high-power VEDs that operate over a narrow range of frequencies, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz (KHz) to over 30 GHz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications. Gyrotron oscillators and amplifiers operate at very high-power and very high frequencies. Power output of one megawatt has been achieved at frequencies greater than 100 GHz. These devices are used in areas such as fusion research, electronic warfare and high-resolution radar.

•
Helix traveling wave tubes:  Helix traveling wave tubes are VEDs that operate over a wide range of frequencies at moderate output power levels (tens of watts to thousands of watts). These devices are ideal for terrestrial and satellite communications and electronic warfare applications.

•
Coupled cavity traveling wave tubes:  Coupled cavity traveling wave tubes are VEDs that combine some of the power generating capability of a klystron with some of the increased bandwidth (wider frequency range) properties of a helix traveling wave tube. These amplifiers are medium bandwidth, high-power devices, with power output levels that can be as high as one megawatt. These devices are used primarily for high-power and multi-function radars, including front line radar systems.

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

•
Cross-field amplifiers:  Cross-field amplifiers are VEDs used for high-power radar applications because they have power output capability as high as ten megawatts. Our cross-field amplifiers are primarily used to support radar systems on the Aegis weapons used by the U.S. Navy and select foreign naval vessels. We supply units both for new ships and for replacements.

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

•
Satellite communications amplifiers:  Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, Internet and other communications signals from ground stations to satellites in all frequency bands. We provide a broad line of complete, integrated satellite communications amplifiers that consist of a VED or solid-state microwave amplifier, a power supply to power the device, radio frequency conditioning circuitry, cooling equipment, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other components to meet specific customer requirements. We offer amplifiers both for defense and for commercial applications. Our products include amplifiers based on traveling wave tubes, klystrons, solid-state devices and millimeter-wave devices.

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

Backlog

As of October 2, 2009, we had an order backlog of $225.7 million compared to an order backlog of $201.3 million as of October 3, 2008. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 90% of our backlog as of October 2, 2009 is expected to be filled within fiscal year 2010.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America and Europe, as well as in India, Singapore, China and Australia. As of October 2, 2009, we had 138 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 37% of our sales in fiscal year 2009.

Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.

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

Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 17 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California and New Jersey), Canada (Georgetown, Ontario), Brazil, China (four), India (two), Japan, Peru, Russia, Singapore, South Africa, Taiwan and The Netherlands. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers or customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Competition

The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of L-3 Communications Corporation, Thales Electron Devices SA, e2v technologies plc, Teledyne Technologies, Inc. and Comtech Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corporation. Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and our readiness in facilities, equipment and personnel.

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers. Solid-state devices are generally best suited for lower-power applications, while only VEDs currently serve higher-power and higher-frequency demands. Because of the small dimensions of solid-state components, solid-state devices have challenges in dissipating the significant amount of excess heat energy that is generated in high-power, high-frequency applications. As a result, we believe that for the foreseeable future, solid-state devices will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by our VED products. We believe VED and solid-state technologies currently serve their own specialized markets without significant overlap in most applications.

Research and Development

Total research and development spending was $28.0 million, $22.8 million and $16.3 million during fiscal years 2009, 2008 and 2007, respectively. Total research and development spending consisted of company-sponsored research and development expense of $10.5 million, $10.8 million and $8.6 million during fiscal years 2009, 2008 and 2007, respectively, and customer-sponsored research and development of $17.5 million, $12.0 million and $7.7 million during fiscal years 2009, 2008 and 2007, respectively. Customer-sponsored research and development costs are charged to cost of sales to correspond with revenue recognized.

Manufacturing

We manufacture our products at six manufacturing facilities in five locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper and some cathodes, from a limited group of, or occasionally sole, suppliers. Five of our facilities have achieved the ISO 9001 international certification standard.

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

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Therefore, long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved.

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

In connection with the sale of Varian Associates, Inc.’s electron devices business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) generally agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. We are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our manufacturing facilities in Palo Alto, California and Beverly, Massachusetts, that are known to require remediation.

To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at our facilities and responded to environmental claims arising from Varian Medical Systems’ (or its predecessor’s) prior operations of the electron devices business.

In connection with the agreement for the sale of our former facility located in San Carlos, California in September 2006, the buyer of the facility obtained insurance to cover the expected environmental remediation costs and other potential environmental liabilities at that facility. In addition, in connection with the sale, we released Varian Medical Systems from certain of its indemnification obligations with respect to that facility. If the proceeds of the environmental insurance are insufficient to cover the required remediation costs and potential other environmental liabilities at that facility, we could be required to bear a portion of those liabilities.

We believe that we have been and are in substantial compliance with environmental laws and regulations, and we do not expect to incur material costs relating to environmental compliance.

Employees

As of October 2, 2009, we had approximately 1,520 employees, of which 410 are located outside the United States (including approximately 380 in Canada). None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

Financial Information About Segments

For financial information about our segments, see Note 12 to the accompanying audited consolidated financial statements.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible at no cost on our Web site at www.cpii.com as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). They are also available by contacting our Investor Relations Department at investor.relations@cpii.com and are also accessible on the SEC’s Web site at www.sec.gov.

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

The recent global economic and financial markets’ conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may have an adverse effect on our results of operations. A prolonged general economic recession and, specifically, a prolonged recession in the defense, communications or medical markets, or technological changes, as well as other market factors, could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits.

Our quarterly operating results may also be affected by a number of other factors, including:

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	the impact of changing levels of sales to sole purchasers of certain of our products; and

•	the unfavorable outcome of any litigation.

A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government, and any significant reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures could negatively affect our results of operations and cash flows.

More than 33%, 35% and 32% of our sales in our 2009, 2008 and 2007 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

Each of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination-for-convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination-for-default provisions may provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

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

If we fail to win competitively bid contracts or fail to perform under these contracts in a profitable manner, our sales and results of operations could suffer.

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

As of October 2, 2009, our goodwill, developed and core technology and other intangibles amounted to $237.7 million, net of accumulated amortization. We will amortize approximately $3.0 million in each of fiscal years 2010, 2011 and 2012, $2.9 million in each of fiscal years 2013 and 2014, and $57.4 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value on certain days during fiscal year 2009, largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price again falls below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill, which could result in an impairment of our goodwill.

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

We estimate that approximately 15%, 12% and 15% of our sales in fiscal years 2009, 2008 and 2007, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees, and use external sales organizations, in Canada and in other countries outside of the United States. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the United States were approximately 37%, 36% and 41% in fiscal years 2009, 2008 and 2007, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

We could be subject to significant liabilities if the obligations associated with existing environmental contamination are not satisfied by Varian Medical Systems or by insurance proceeds.

When we purchased our electron devices business in 1995, Varian Medical Systems generally agreed to indemnify us for various environmental liabilities relating to the business prior to the purchase, with certain exceptions and limitations. Varian Medical Systems is undertaking the environmental investigation and remedial work at our manufacturing facilities that are known to require environmental remediation. In addition, Varian Medical Systems has been sued or threatened with suit with respect to environmental obligations related to these manufacturing facilities. If Varian Medical Systems does not comply fully with its indemnification obligations to us or does not continue to have the financial resources to comply fully with those obligations, we could be subject to significant liabilities.

In connection with the sale of our former facility in San Carlos, California, the buyer of the facility obtained insurance to cover the expected environmental remediation costs and other potential environmental liabilities at that facility, and we released Varian Medical Systems from certain of its indemnification obligations with respect to that facility. If the proceeds of the environmental insurance are insufficient to cover the required remediation costs at that facility and potential third party claims, we could be subject to material liabilities.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely on a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other violations of our intellectual property, and we may not be able to detect unauthorized use or to take appropriate and timely steps to enforce our intellectual property rights. In addition, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. Infringement or other violations of intellectual property rights could cause us to incur significant costs, prevent us from selling our products and have a material adverse effect on our business, results of operations and financial condition.

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

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of October 2, 2009, we had an order backlog of $225.7 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws, or the interpretation of such tax laws, and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods.

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of debt, and we may incur substantial additional debt in the future, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

We have a substantial amount of debt and may incur additional debt in the future. As of October 2, 2009, our total consolidated indebtedness was $194.9 million and we had $54.5 million of additional borrowings available under the revolver under our senior credit facilities. Our substantial amount of debt could have important consequences to us and our stockholders, including, without limitation, the following:

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

The recent disruptions in the financial markets could affect our ability to obtain debt financing and have other adverse effects on us.

The U.S. credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive for borrowers who are able to find financing, and, in many cases, have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access funds through our existing revolving credit facilities with certain lending institutions or to obtain replacement financing before our existing debt matures. In addition, our existing senior credit facilities will mature and come due on August 1, 2011 if we do not repay or refinance our 8% Senior Subordinated Notes prior to that date. If we were to need to access funds through our existing revolving credit facilities or to obtain replacement financing, but were unable to do so, that failure could have a material adverse affect on our financial condition and results of operations.

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

Our outstanding notes and our senior credit facilities are subject to change-of-control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our debt following a change of control, which could place us in default.

We may not have the ability to raise the funds necessary to fulfill our obligations under our outstanding notes and our senior credit facilities following a change of control. Under the indentures governing our notes, upon the occurrence of specified change-of-control events, we are required to offer to repurchase the notes. However, we may not have sufficient funds at the time of the change-of-control event to make the required repurchase of our notes. In addition, a change of control under our senior credit facilities would result in an event of default thereunder and permit the acceleration of the outstanding obligations under the senior credit facilities.

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

In addition, we may issue a substantial number of shares of our common stock under our stock incentive and stock purchase plans. As of October 2, 2009, we had options outstanding to purchase 3,382,763 shares of our common stock under our 2000 Stock Option Plan, our 2004 Stock Incentive Plan and our 2006 Equity and Performance Incentive Plan, of which 2,845,996 were exercisable as of such date. In addition, as of October 2, 2009, our 2006 Equity and Performance Incentive Plan and 2006 Employee Stock Purchase Plan provide for the issuance of up to an additional 2,220,510 shares of our common stock to employees, directors and consultants. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other stockholders.

The controlling position of Cypress will limit other stockholders’ ability to influence corporate matters.

As of November 17, 2009, entities affiliated with Cypress collectively own approximately 53% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management, affairs and most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions include:

•	a board of directors that is classified such that only one-third (33.3%) of directors are elected each year;

•	“blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 959,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Beverly, Massachusetts	174,000	(a)			VED
Georgetown, Ontario, Canada	192,000		22,000		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California			418,300	(b)	VED and satcom equipment
Mountain View, California			42,500		VED
Camarillo, California			37,700		Other
Various other locations			26,000	(c)	VED and satcom equipment

(a)	The Beverly, Massachusetts square footage also includes approximately 1,080 square feet leased to a tenant.
(b)	Includes 49,100 square feet that are subleased from Varian, Inc. Varian, Inc. subleases the land from Varian Medical Systems, Inc. and Varian Medical Systems leases the land from Stanford University.
(c)	Leased facilities occupied by our field sales and service organizations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, is traded on the Nasdaq Stock Market LLC under the symbol “CPII.” The following table sets forth the high and low closing sale prices for our common stock as reported by The Nasdaq Stock Market from September 29, 2007, through October 2, 2009.

	High	Low
Fiscal year 2008
First fiscal quarter (September 29, 2007 to December 28, 2007)	$20.77	$16.35
Second fiscal quarter (December 29, 2007 to March 28, 2008)	$17.22	$9.09
Third fiscal quarter (March 29, 2008 to June 27, 2008)	$14.00	$9.40
Fourth fiscal quarter (June 28, 2008 to October 3, 2008)	$16.02	$12.13

Fiscal year 2009
First fiscal quarter (October 4, 2008 to January 2, 2009)	$10.97	$5.67
Second fiscal quarter (January 3, 2009 to April 3, 2009)	$9.66	$5.75
Third fiscal quarter (April 4, 2009 to July 3, 2009)	$12.87	$7.80
Fourth fiscal quarter (July 4, 2009 to October 2, 2009)	$12.00	$8.75

    As of December 1, 2009, there were 93 stockholders of record of our common stock and 16,607,483 shares of common stock outstanding.

No dividends were paid in fiscal years 2009 and 2008. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Communications & Power Industries, our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. The indenture governing Communications & Power Industries’ 8% senior subordinated notes imposes restrictions on Communications & Power Industries’ ability to make distributions to us, and the agreements governing our senior credit facilities generally do not permit Communications & Power Industries to make distributions to us for the purpose of paying dividends to our stockholders. In addition, the indenture governing our floating rate senior notes due 2015 also imposes restrictions on our ability to pay dividends or make distributions to our stockholders. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the Delaware General Corporation Law, which provides that dividends are only payable out of surplus or current net profits.

The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report under the heading “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph shows the value of an investment of $100 on April 28, 2006 (the first day our common stock was traded) in each of our common stock, The Nasdaq Composite Index and the Nasdaq Electronic Components Stocks Index for the period from April 28, 2006 to October 2, 2009. All values assume reinvestment of the pre-tax value of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	4/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09
CPI International, Inc	100.00	80.56	73.17	83.33	106.78	110.17	105.61	95.00	55.11	68.33	80.44	48.11	52.22	48.28	62.17
NASDAQ Composite	100.00	93.99	98.10	105.47	106.03	113.42	115.76	113.32	97.25	97.97	88.13	66.90	65.17	78.49	90.87
NASDAQ Electronic Components	100.00	88.16	91.00	92.59	90.29	103.84	110.84	107.80	88.55	93.76	77.05	54.94	58.28	67.46	79.55

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

Item 6.    Selected Financial Data

The selected consolidated financial and other data for CPI International and subsidiaries as of October 2, 2009 and October 3, 2008, and for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial and other data for CPI International and subsidiaries as of September 28, 2007, September 29, 2006 and September 30, 2005 and for the fiscal years ended September 29, 2006 and September 30, 2005 have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report. The audited consolidated financial statements as of the dates and periods noted above have been audited by KPMG LLP, an independent registered public accounting firm.

All fiscal years presented comprised 52 weeks each, except for fiscal year 2008, which comprised 53 weeks ended October 3, 2008.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended
	October 2,		October 3,		September 28,		September 29,		September 30,
	2009		2008		2007		2006		2005
Statement of Income Data:
Sales	$332,876		$370,014		$351,090		$339,717		$320,732
Cost of sales(1)	239,385		261,086		237,789		236,063		216,031
Gross profit	93,491		108,928		113,301		103,654		104,701
Research and development	10,520		10,789		8,558		8,550		7,218
Selling and marketing	19,466		21,144		19,258		19,827		18,547
General and administrative	20,757		22,951		21,648		23,004		28,329
Amortization of acquisition-related intangible assets	2,769		3,103		2,316		2,190		7,487
Total operating costs and expenses	53,512		57,987		51,780		53,571		61,581
Operating income	39,979		50,941		61,521		50,083		43,120
Interest expense, net	16,979		19,055		20,939		23,806		20,310
(Gain) loss on debt extinguishment(2)	(248)		633		6,331		-		-
Income tax (benefit) expense	(218)		10,804		11,748		9,058		9,138
Net income	$23,466		$20,449		$22,503		$17,219		$13,672
Earnings per share(3)
Basic	$1.44		$1.25		$1.39		$1.20		$1.05
Diluted	$1.34		$1.16		$1.27		$1.09		$0.98

Shares used to calculate net earnings per share(4)
Basic	16,343		16,356		16,242		14,311		13,079
Diluted	17,478		17,697		17,721		15,789		13,974

Cash dividend per share(5)	$-		$-		$-		$1.19		$5.80

Other Financial Data:
EBITDA(6)	$51,021		$61,271		$64,288		$59,096		$57,297
EBITDA margin(7)	15.30%		16.60%		18.30%		17.40%		17.90%
Operating income margin(8)	12.00%		13.80%		17.50%		14.70%		13.40%
Net income margin(9)	7.00%		5.50%		6.40%		5.10%		4.30%
Depreciation and amortization(10)	$10,794		$10,963		$9,098		$9,013		$14,177
Capital expenditures(11)	$3,365		$4,262		$8,169		$10,913		$17,131
Ratio of earnings to fixed charges(12)	2.30	x	2.57	x	2.59	x	2.08	x	2.10	x
Net cash provided by operating activities	$30,114		$33,881		$21,659		$10,897		$31,349

Balance Sheet Data:
Working capital	$92,380		$88,103		$81,547		$77,113		$65,400
Total assets	$458,254		$466,948		$476,222		$441,759		$454,544
Long-term debt	$194,922		$224,660		$245,567		$245,067		$284,231
Total stockholders’ equity	$173,553		$143,865		$125,906		$99,673		$52,667

(1)	Includes charges for the amortization of inventory write-up of $351 incurred in connection with the Econco acquisition for fiscal year 2005.

(2)
The repurchase of $8,000 of our 8% senior subordinated notes during fiscal year 2009 resulted in a gain on debt extinguishment of $248 which was comprised of a discount of $392, partially offset by a non-cash write-off of $144 unamortized debt issue costs. The redemption of $10,000 of our floating rate senior notes in fiscal year 2008 resulted in a loss on debt extinguishment of approximately $633, including non-cash write-offs of $420 of unamortized debt issue costs and issue discount costs and $213 in cash payments primarily for call premiums. The debt refinancing during fiscal year 2007 resulted in a loss on debt extinguishment of approximately $6,331, including non-cash write-offs of $4,659 of unamortized debt issue costs and issue discount costs and $1,953 in cash payments for call premiums, partially offset by $281 of cash proceeds from the early termination of the related interest rate swap agreement.

(3)
Basic earnings per share represents net income divided by weighted average common shares outstanding, and diluted earnings per share represents net income divided by weighted average common and common equivalent shares outstanding.

(4)
On April 7, 2006, in connection with the amendment and restatement of the certificate of incorporation of CPI International, we effected a 3.059-to-1 stock split of the outstanding shares of common stock of CPI International as of such date. All share and per share amounts for periods presented herein have been retroactively restated to reflect the stock split.

(5)
In February 2005 and in December 2005 we paid special cash dividends of $75,809 and $17,000, respectively, to stockholders of CPI International. Cash dividend per share is calculated by dividing the dollar amount of the dividend by weighted average common shares outstanding.

(6)
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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

The following table reconciles net income to EBITDA:

	Year Ended
	October 2,	October 3,	September 28,	September 29,	September 30,
	2009	2008	2007	2006	2005
Net income	$23,466	$20,449	$22,503	$17,219	$13,672
Depreciation and amortization(10)	10,794	10,963	9,098	9,013	14,177
Interest expense, net	16,979	19,055	20,939	23,806	20,310
Income tax (benefit) expense	(218)	10,804	11,748	9,058	9,138
EBITDA	$51,021	$61,271	$64,288	$59,096	$57,297

(7)	EBITDA margin represents EBITDA divided by sales.

(8)	Operating income margin represents operating income divided by sales.

(9)	Net income margin represents net income divided by sales.

(10)	Depreciation and amortization excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(11)
Fiscal years 2007 and 2006 include approximately $4,100 and $2,300, respectively, of capital expenditures for the expansion of our building in Georgetown, Ontario, Canada. Fiscal years 2006 and 2005 include capital expenditures of approximately $4,700 and $13,100, respectively, resulting from the relocation of our former San Carlos, California facility to Palo Alto, California and Mountain View, California.

(12)
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009, fiscal year 2008 comprised the 53-week period ended October 3, 2008, and fiscal year 2007 comprised the 52-week period ended September 28, 2007. The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included elsewhere in this Annual Report.

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

Our orders by market for fiscal years 2009 and 2008 are summarized as follows (dollars in millions):

	Fiscal Year Ended
	October 2, 2009		October 3, 2008		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$142.2	40%	$141.5	38%	$0.7	-%
Medical	66.9	19	67.7	18	(0.8)	(1)
Communications	119.2	33	127.1	34	(7.9)	(6)
Industrial	21.2	6	24.8	7	(3.6)	(15)
Scientific	6.5	2	13.1	3	(6.6)	(50)
Total	$356.0	100%	$374.2	100%	$(18.2)	(5	) %

In the first six months of fiscal year 2009, our defense markets, which include our radar and electronic warfare markets, were negatively impacted by delays in the receipt of orders. These delays resulted in a near-term decrease in demand for our products to support defense programs during that time. In the last six months of fiscal year 2009, our defense markets stabilized.

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in fiscal year 2009 by the weakening of the U.S. and foreign economies. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the softening of global economies, many of our customers delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weak global economies resulted in a near-term decrease in demand for our products to support commercial programs in fiscal year 2009, but we have seen signs of improvement in our medical and commercial communications markets in recent months.

Orders of $356.0 million for fiscal year 2009 were $18.2 million, or 5%, lower than orders of $374.2 million for fiscal year 2008. Explanations for the order change by market for fiscal year 2009 compared to fiscal year 2008 are as follows:

•
Radar and Electronic Warfare: The majority of our orders in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets were essentially unchanged, totaling $142.2 in fiscal year 2009 as compared to $141.5 million in fiscal year 2008. In fiscal year 2009, increases in orders to support various domestic and foreign electronic warfare programs, as well as the receipt of several large development orders to support various radar programs, were partially offset by decreases in orders for products to support certain other radar programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The approximately 1% decrease in medical orders from fiscal year 2008 to fiscal year 2009 was due primarily to a decrease in demand for products to support x-ray imaging applications due to the weakness of global economies. This decrease was partially offset by increased demand for products to support MRI applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The approximately 6% decrease in communications orders was primarily attributable to decreases in orders to support commercial communications applications, including direct-to-home broadcast, satellite news gathering and commercial radio broadcast applications. We believe that these decreases were largely due to the weakness of global economies. These decreases were partially offset by an increase in orders for military communications programs, including a $13.4 million increase in orders for the Warfighter Information Network – Tactical (“WIN-T”) program due to order timing for that program. Military communications is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $3.6 million decrease in industrial orders was attributable to decreases in orders for products used in a wide variety of industrial applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $6.6 million decrease in scientific orders was primarily the result of the receipt of a multi-year $5.6 million order in fiscal year 2008 for products to support a new accelerator project for fusion research at an international scientific institute. This order was not expected to, and did not, repeat in fiscal year 2009; shipments for this order are scheduled to be completed in fiscal year 2011.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of October 2, 2009, we had an order backlog of $225.7 million compared to an order backlog of $201.3 million as of October 3, 2008. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Results of Operations

We derive our revenue primarily from the sale of microwave and radio frequency products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems and other related products. Our products generally have selling prices ranging from $2,000 to $200,000, with certain limited products priced up to $1,000,000.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	October 2, 2009		October 3, 2008		September 28, 2007
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales
Sales	$332.9	100.0%	$370.0	100.0%	$351.1	100.0%
Cost of sales	239.4	71.9	261.1	70.6	237.8	67.7
Gross profit	93.5	28.1	108.9	29.4	113.3	32.3
Research and development	10.5	3.2	10.8	2.9	8.6	2.4
Selling and marketing	19.5	5.9	21.1	5.7	19.3	5.5
General and administrative	20.8	6.2	22.9	6.2	21.6	6.2
Amortization of acquisition-related intangibles	2.8	0.8	3.1	0.8	2.3	0.7
Operating income	40.0	12.0	50.9	13.8	61.5	17.5
Interest expense, net	17.0	5.1	19.1	5.2	20.9	6.0
(Gain) loss on debt extinguishment	(0.2)	(0.1)	0.6	0.2	6.3	1.8
Income before taxes	23.2	7.0	31.3	8.5	34.3	9.8
Income tax (benefit) expense	(0.2)	(0.1)	10.8	2.9	11.7	3.3
Net income	$23.5	7.1%	$20.4	5.5%	$22.5	6.4%
Other Data:
EBITDA(1)	$51.0	15.3%	$61.3	16.6%	$64.3	18.3%

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(1)
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

•
EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•	the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see footnote 6 under Selected Financial Data above.

Our results for fiscal year 2009 compared to our results for fiscal year 2008

    Sales:   Our sales by market for fiscal years 2009 and 2008 are summarized as follows (dollars millions):

	Year Ended
	October 2, 2009		October 3, 2008		Decrease
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$135.9	41%	$151.8	40%	$(15.9)	(10	) %
Medical	61.2	18	65.8	18	(4.6)	(7)
Communications	106.4	32	117.8	32	(11.4)	(10)
Industrial	20.2	6	25.1	7	(4.9)	(20)
Scientific	9.2	3	9.5	3	(0.3)	(3)
Total	$332.9	100%	$370.0	100%	$(37.1)	(10	) %

In the first six months of fiscal year 2009, product shipments in our defense markets, which include our radar and electronic warfare markets, were delayed due to delays in the receipt of orders, having a negative effect on our near-term defense sales. In the last six months of fiscal year 2009, the order levels in our defense markets stabilized, but certain defense programs have experienced delays in orders and subsequent sales.

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in fiscal year 2009 by the weakening of the U.S. and foreign economies. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the softening of global economies, many of our customers delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weak global economies resulted in a near-term decrease in demand for our products to support commercial programs in fiscal year 2009, but we have seen signs of improvement in our medical and commercial communications markets in recent months.

Sales of $332.9 million for fiscal year 2009 were $37.1 million, or approximately 10%, lower than sales of $370.0 million for fiscal year 2008. Explanations for the sales decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 10% from $151.8 million in fiscal year 2008 to $135.9 million in fiscal year 2009, primarily due to an expected $8.7 million decrease in shipments of products to support the Aegis weapons system and decreases in sales for several other radar and electronic warfare programs due to the timing of order receipts for those programs. These decreases were partially offset by the shipment of products from development programs to support radar applications.

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

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 7% decrease in medical product sales was due to decreased sales of x-ray imaging products to international customers as a result of the weakness of global economies. Our sales of products to support MRI and radiation therapy applications remained stable in fiscal year 2009.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 10% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including satellite news gathering and direct-to-home broadcast applications. We believe the decreases were largely due to the weakness of global economies. These decreases were partially offset by an increase in sales of products for military communications programs, which is a relatively new sector of the overall communications market for us. We expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $4.9 million decrease in industrial sales was attributable to decreases in sales of products used in a wide variety of industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.3 million decrease in scientific sales was primarily the result of the timing of certain scientific programs.

Cost-reduction Initiatives in Fiscal Year 2009. In fiscal year 2009, we implemented a number of temporary and permanent cost-saving measures to counter the impact of lower sales due to the worldwide economic slowdown, including reducing its worldwide workforce by approximately 7%, or 120 people, since the beginning of fiscal year 2009. In addition, we implemented a salary freeze and salary reductions, temporary shutdowns of facilities, increased employees’ mandatory time off, initiated work-share programs and reduced its contributions to certain employee retirement plans.

Gross Profit. Gross profit was $93.5 million, or 28.1% of sales, for fiscal year 2009 as compared to $108.9 million, or 29.4% of sales, for fiscal year 2008. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the reduction in gross profit in fiscal year 2009 as compared to fiscal year 2008 was lower sales volume and, therefore, lower manufacturing cost absorption due to the reduction in sales volume. This decrease was partially offset by improved gross margins at our Malibu division and lower expenses from cost-reduction initiatives in fiscal year 2009.

In fiscal year 2009 gross profit as a percentage of sales increased each quarter during the fiscal year due primarily to increases in each quarter’s sales as compared to the immediately preceding quarter, as well as due to cost-savings measures. Gross profit as a percentage of sales from the first quarter through the fourth quarter of fiscal year 2009 was, respectively, 25.8%, 26.6%, 29.4% and 30.1%.

Research and Development. Company-sponsored research and development expenses were $10.5 million, or 3.2% of sales, for fiscal year 2009 and $10.8 million, or 2.9% of sales for fiscal year 2008. Customer-sponsored research and development expenses were $17.5 million in fiscal year 2009, an increase of $5.5 million as compared to fiscal year 2008, representing an increase of approximately 46%. This increase was primarily in advanced antenna system products used for telemetry and tactical common data link (“TCDL”) applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 2,	October 3,
	2009	2008
Company sponsored	$10.5	$10.8
Customer sponsored, charged to cost of sales	17.5	12.0
	$28.0	$22.8

Selling and Marketing. Selling and marketing expenses were $19.5 million, or 5.9% of sales, for fiscal year 2009, a $1.6 million decrease from the $21.1 million in fiscal year 2008. The reduction in selling and marketing expenses in fiscal year 2009 as compared to fiscal year 2008 was primarily due to lower expenses from cost-reduction initiatives and the favorable impact from currency translation of our foreign-based expenses in fiscal year 2009.

General and Administrative. General and administrative expenses were $20.8 million, or 6.2% of sales, for fiscal year 2009, a $2.1 million decrease from the $22.9 million, or 6.2% of sales, for fiscal year 2008. The decrease in general and administrative expenses in fiscal year 2009 as compared to fiscal year 2008 was primarily due to lower expenses related to the implementation of cost-reduction initiatives during the current year.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.8 million for fiscal year 2009 and $3.1 million for fiscal year 2008. The $0.3 million decrease in amortization of acquisition-related intangibles in fiscal year 2009 was primarily due to completed amortization of customer backlog in fiscal year 2008 for our Malibu division, which was acquired in August 2007. Amortizable acquisition-related intangible assets are amortized over periods of up to 50 years.

Interest Expense, net (“Interest Expense”). Interest Expense of $17.0 million for fiscal year 2009 was $2.1 million lower than interest expense of $19.1 million for fiscal year 2008. The reduction in interest expense in fiscal year 2009 as compared to fiscal year 2008 was primarily due to repayments of debt over the past year.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in fiscal year 2009 resulted from the repurchase of $8.0 million of our 8% senior subordinated notes at a discount of $0.4 million, partially offset by a $0.2 million non-cash write-off of deferred debt issue costs. The loss on debt extinguishment of $0.6 million in fiscal year 2008 resulted from the early redemption of $10.0 million of our floating rate senior notes, consisting of $0.4 million in non-cash write-off of deferred debt issue costs and issue discount costs and $0.2 million in cash payments for call premiums.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $0.2 million for fiscal year 2009 and an income tax expense of $10.8 million for fiscal year 2008. Our effective tax rates were a negative 0.9% for fiscal year 2009 and 34.6% for fiscal year 2008.

The income tax benefit for fiscal year 2009 included several significant discrete tax benefits: (1) $4.9 million relating to our position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $1.7 million for the correction of immaterial errors to tax accounts that should have been recorded in prior year’s financial statements, (3) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to apportion taxable income to California for tax years beginning on or after January 1, 2011, and (4) $0.6 million for refunds claimed on prior year income tax returns based on the results of a foreign nexus study. In fiscal year 2009, we also recorded a $0.4 million U.S. research and development tax credit.

In December 2008, a new tax treaty protocol between Canada and the U.S. became effective. The new treaty requires mandatory arbitration for the resolution of double taxation disputes not settled through the competent authority process. As a result of this new treaty, our tax position on an outstanding audit by the CRA became more favorable, and we reduced our tax contingency reserve in Canada by $2.8 million, and established an income tax receivable and recognized an income tax benefit in the U.S for $2.8 million; this tax benefit was partially offset by a related increase in deferred tax liabilities of $0.7 million.

The $1.7 million correction to prior year’s financial statements in fiscal year 2009 comprises $0.9 million for changes in foreign income tax rates that were not updated in a timely manner and $0.8 million recorded in the fourth quarter to true-up the 2008 income tax provision. Fiscal year 2008 includes a discrete tax benefit of $0.4 million that is attributable to fiscal year 2007 related to the correction of an immaterial error in the computation of the deferred taxes for warranty expenses in a foreign tax jurisdiction. We believe that the impact of these corrections was not material to our consolidated financial statements in the current year or in any of the prior year consolidated financial statements.

Net Income. Net income was $23.5 million, or 7.1% of sales, for fiscal year 2009 as compared to $20.4 million, or 5.5% of sales, for fiscal year 2008. The $3.1 million increase in net income in fiscal year 2009 as compared to fiscal year 2008 was primarily due to discrete income tax benefits, lower expenses from the implementation of cost-reduction initiatives and lower interest expense in fiscal year 2009, partially offset by lower gross profit from the reduction in sales volume in fiscal year 2009.

EBITDA. EBITDA was $51.0 million, or 15.3% of sales, for fiscal year 2009 as compared to $61.3 million, or 16.6% of sales, in fiscal year 2008. The $10.3 million decrease in EBITDA in fiscal year 2009 as compared to fiscal year 2008 was due primarily to lower gross profit from the reduction in sales volume, partially offset by lower expenses from the implementation of cost-reduction initiatives in fiscal year 2009.

Calculation of Management Bonuses. Management bonuses were $1.2 million in fiscal year 2009 compared to $1.9 million in fiscal year 2008. Management bonuses for fiscal years 2009 and 2008 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2009 was $53.5 million compared to $64.0 million in fiscal year 2008. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were (a) for fiscal year 2009, gain on debt extinguishment of $0.2 million and stock-based compensation expense of $2.7 million, and (b) for fiscal year 2008, loss on debt extinguishment of $0.6 million and stock-based compensation expense of $2.1 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

In fiscal year 2008, our Malibu division generated sales totaling $16.4 million, of which approximately 13% was in the radar and electronic warfare market and approximately 87% was in the communications market. Sales from the Malibu division, which was acquired in August 2007, equaled $3.1 million in fiscal year 2007.

Sales for fiscal year 2008 of $370.0 million were $18.9 million, or approximately 5%, higher than sales of $351.1 million for fiscal year 2007. Approximately 45% and 47% of our sales in fiscal years 2008 and 2007, respectively, were sales of replacements, spares and repairs, including upgraded replacements for existing products. Explanations for the sales increase or decrease by market for fiscal year 2008 as compared to fiscal year 2007 are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. Approximately two-thirds of our sales in the radar and electronic warfare markets are sales of replacements, spares and repairs. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased approximately 5% from $144.2 million in fiscal year 2007 to $151.8 million in fiscal year 2008. The increase in sales was due primarily to increased sales to support the HAWK missile system, increased sales for other radar systems and sales of radar products by our Malibu division.

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

•
Communications: The 5% increase in sales in the communications market was primarily the result of sales of telemetry and TCDL products by our Malibu division, as well as the start of production shipments for Increment One of the WIN-T military communications program. These increases were partially offset by a decrease in sales of products for certain military communications programs, including WIN-T’s predecessor program, the now-completed Joint Network Node (“JNN”) program, and certain broadcast network applications for which we had strong sales in fiscal year 2007.

In fiscal year 2008, the $7.3 million increase in sales of roducts to support the WIN-T military communications program was offset by a $3.7 million decrease in sales of products to support its predecessor, the JNN military communications program, due to the completion of that program. We expect that our overall participation levels in the WIN-T program, which ramped up for production in the first six months of fiscal year 2008, will be significantly higher than our participation levels in the previous JNN program.

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

    Gross Profit. Gross profit was $108.9 million, or 29.4% of sales, for fiscal year 2008 as compared to $113.3 million, or 32.3% of sales, for fiscal year 2007. For fiscal year 2008 as compared to fiscal year 2007, gross profit was unfavorably impacted by cost overruns on advanced antenna development programs at our Malibu division, the shipment of lower margin products and the currency impact from the weakness of the U.S. dollar, partially offset by additional gross profit from the $18.9 million increase in sales volume. The shipment of lower margin products in fiscal year 2008 included a large number of new product and engineering development programs. The weakness of the U.S. dollar for fiscal year 2008 as compared to fiscal year 2007 caused a reduction in gross profit of approximately $2.5 million from the translation of Canadian dollar denominated manufacturing expenses to U.S. dollars, net of currency hedging contracts. In addition, gross profit for fiscal year 2007 included an approximately $0.6 million reduction to cost of sales to capitalize inventory that had been improperly expensed in prior periods.

    Research and Development. Company-sponsored research and development expenses were $10.8 million, or 2.9% of sales, for fiscal year 2008 and $8.6 million, or 2.4% of sales for fiscal year 2007. The increase in research and development expenses for fiscal year 2008 compared to fiscal year 2007 was due primarily to expenditures of $1.0 million on the U.S. Army’s WIN-T program and increased spending of $1.0 million on medical diagnostic imaging products.

    Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 3,	September 28,
	2008	2007
Company sponsored	$10.8	$8.6
Customer sponsored, charged to cost of sales	$12.0	$7.7
	$22.8	$16.3

Selling and Marketing. Selling and marketing expenses were $21.1 million, or 5.7% of sales, for fiscal year 2008, a $1.8 million increase from the $19.3 million, or 5.5% of sales, in fiscal year 2007. The increase in selling and marketing expenses for fiscal year 2008 compared to fiscal year 2007 primarily reflects selling and marketing expenses of $1.0 million at our Malibu division, as well as the unfavorable impact of the weaker U.S. dollar on foreign-based expenses.

General and Administrative. General and administrative expenses were $22.9 million, or 6.2% of sales, for fiscal year 2008, a $1.3 million increase from the $21.6 million, or 6.2% of sales, for fiscal year 2007. The increase in general and administrative expenses in fiscal year 2008 was primarily due to $1.7 million of expenses for our Malibu division, higher stock-based compensation expenses of $0.6 million, and higher legal fees of $0.2 million, partially offset by lower management incentive bonus expense of $0.7 million, lower expenses of $0.6 million associated with the evaluation of potential acquisition candidates in fiscal year 2007 and the favorable impact from foreign currency transactions of $0.3 million in fiscal year 2008 compared to fiscal year 2007.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $3.1 million for fiscal year 2008 and $2.3 million for fiscal year 2007. The $0.8 million increase in amortization of acquisition-related intangibles is primarily due to amortization of intangible assets for our Malibu division. Amortizable acquisition-related intangible assets are amortized over periods of up to 50 years.

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

Net Income. Net income was $20.4 million, or 5.5% of sales, for fiscal year 2008 as compared to $22.5 million, or 6.4% of sales, for fiscal year 2007. Lower net income for fiscal year 2008 was primarily due to cost overruns on development programs at our Malibu division, the shipment of lower-margin products, incremental operating expenses for the Malibu division, the unfavorable impact from the weakness of the U.S. dollar and higher research and development expenses, partially offset by additional gross profit from the increase in sales volume, a smaller loss on debt extinguishment and lower interest expense.

EBITDA. EBITDA was $61.3 million, or 16.6% of sales, for fiscal year 2008 as compared to $64.3 million, or 18.3% of sales, in fiscal year 2007. Lower EBITDA for fiscal year 2008 was primarily due to cost overruns on development programs at our Malibu division, the shipment of lower margin products, incremental operating expenses for the Malibu division, the unfavorable impact from the weakness of the U.S. dollar and higher research and development expenses, partially offset by additional gross profit from the increase in sales volume.

Calculation of Management Bonuses. Management bonuses were $1.9 million in fiscal year 2008 compared to $2.7 million in fiscal year 2007. Management bonuses for fiscal years 2008 and 2007 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2008 was $64.0 million compared to $71.2 million in fiscal year 2007. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were (a) for fiscal year 2008, loss on debt extinguishment of $0.6 million and stock-based compensation expense of $2.1 million, and (b) for fiscal year 2007, loss on debt extinguishment of $6.3 million and stock-based compensation expense of $1.2 million, offset by the inventory correction of $0.6 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

Cash and Working Capital

    The following summarizes our cash and cash equivalents and working capital (in millions):

	October 2,	October 3,	September 28,
	2009	2008	2007
Cash and cash equivalents	$26.2	$28.7	$20.5
Working capital	$92.4	$88.1	$81.5

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.6 million as of October 2, 2009, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the $2.5 million net decrease in cash and cash equivalents during fiscal year 2009 were the senior term loan repayment of $22.7 million and senior subordinated notes repurchase of $7.6 million, net of $0.4 million discount, and capital expenditures of $3.3 million. This decrease in cash and cash equivalents was substantially offset by the net cash provided by our operating activities of $30.1 million and proceeds of $1.0 million from employee stock purchases and exercise of stock options.

We had total principal amount of debt outstanding of $195.0 million and $225.7 million as of October 2, 2009 and October 3, 2008, respectively. As of October 2, 2009, we had borrowing availability of $54.5 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 0.75:1. With this low secured leverage ratio, we do not anticipate any need to restructure our debt or reenter the capital markets until fiscal year 2011 when our Senior Credit Facilities will mature unless we refinance our 8% senior subordinated notes due 2012 prior to July 31, 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Net cash provided by operating activities	$30.1	$33.9	$21.7
Net cash used in investing activities	(3.3)	(2.8)	(30.4)
Net cash used in financing activities	(29.3)	(22.9)	(1.0)
Net (decrease) increase in cash and cash equivalents	$(2.5)	$8.2	$(9.7)

Operating Activities

    In fiscal years 2009, 2008 and 2007, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $30.1 million in fiscal year 2009 was attributable to net income of $23.5 million, depreciation, amortization and other non-cash charges of $13.9 million, partially offset by $7.3 million net cash used for working capital. The primary working capital uses of cash in fiscal year 2009 were the change in income tax payable primarily attributable to discrete tax benefits related to an outstanding audit by the Canada Revenue Agency, a decrease in accrued expenses and an increase in inventories. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations and to lower incentive compensation accruals. The increase in inventories was due mainly to more work in process for fiscal year 2010 sales. These uses of cash were slightly offset by decreases in receivables and an increase in accounts payable. Accounts receivables decreased as a result primarily by decreased sales. The increase in accounts payable was attributable primarily to the timing of vendor payments.

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

Net cash provided by operating activities of $21.7 million in fiscal year 2007 was attributable to net income of $22.5 million and depreciation, amortization and other non-cash charges of $16.2 million, partially offset by $17.0 million net cash used for working capital. In fiscal year 2007, the primary working capital uses of cash were increases in inventories and accounts receivables and a decrease in income tax payable. The higher inventory level was largely due to increasing sales volume, the timing of sales contracts and an increase in inventory that was purchased due to sales order forecasts and to satisfy customer delivery commitments. The increase in accounts receivable resulted from overall higher sales. The reduction in income taxes payable was due to the timing of payments and a discrete tax benefit related to the filing of amended tax returns for the prior years to reflect a change in reporting Canadian income earned in the U.S.

Investing Activities

Investing activities for fiscal year 2009 consisted of $3.3 million capital expenditures.

Investing activities for fiscal year 2008 consisted primarily of $4.3 million capital expenditures and $0.1 million payment of patent application fees. The amount of cash used in investing activities was partially offset by a $1.6 million escrow refund related to the Malibu Research, Inc. (“Malibu”) acquisition.

Investing activities for fiscal year 2007 consisted primarily of $22.2 million for the acquisition of Malibu, net of cash acquired, and capital expenditures of $8.2 million, including $4.1 million to complete the building expansion project at our Canadian facility. We funded the acquisition of Malibu out of cash on hand generated from operations.

Financing Activities

Net cash used in financing activities for fiscal year 2009 consisted primarily of senior term loan repayment of $22.7 million and senior subordinated notes repurchase of $7.6 million, net of $0.4 million discount, partially offset by $1.0 million in proceeds from employee stock purchases and stock option exercises.

Net cash used in financing activities for fiscal year 2008 consisted primarily of $2.8 million of treasury stock purchases under the stock repurchase program discussed below, redemption of $10.0 million in principal amount of our floating rate senior notes and term loan repayments aggregating $11.0 million. The cash used in financing activities for fiscal year 2008 was partially offset by $0.9 million in proceeds from employee stock purchases.

Net cash used in financing activities for fiscal year 2007 consisted primarily of $100.7 million of repayments on the floating rate senior notes and the term loan under our senior credit facilities and $2.5 million of debt issue costs incurred to issue our then new term loan facility. Cash used in financing activities was partially offset by $100.0 million of proceeds from borrowings under our term loan, $1.4 million of proceeds from stock option exercises and employee stock purchases and $0.8 million excess tax benefit from stock option exercises.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. Based on the calculation of excess cash flow for fiscal year 2009, no excess cash flow payment is expected to be made in fiscal year 2010. There was no excess cash flow payment due for fiscal years 2008 and 2007, and, therefore, no excess cash flow payment was made in fiscal years 2009 and 2008.

Stock Repurchase Program

On May 28, 2008, we announced that our board of directors authorized us to implement a program to repurchase up to $12.0 million of our common stock from time to time in the 12 months following the announcement, funded entirely from cash on hand. The stock repurchase program has expired. Repurchases made under the program were subject to the terms and limitations of our debt covenants, as well as market conditions and share price, and were made at management’s discretion in open market trades, through block trades or in privately negotiated transactions. During fiscal year 2009, we did not repurchase any shares of common stock under the program. During fiscal year 2008, we repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. Repurchased shares have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 2, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,503	$1,848	$1,315	$738	$2,602
Purchase commitments	32,173	29,572	2,601	-	-
Debt obligations	195,000	-	183,000	-	12,000
Interest on debt obligations	32,111	14,017	16,236	1,603	255
Obligations under FASB ASC 740, "Income Taxes"	3,630	3,630	-	-	-
Total cash obligations	$269,417	$49,067	$203,152	$2,341	$14,857
Standby letters of credit	$5,544	$5,544

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under the senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as described below under “Senior Credit Facilities,” (2) that interest rates in effect on October 2, 2009 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; timing of payments and actual amounts paid may be different.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of October 2, 2009 were not material.

Purchase Commitments: As of October 2, 2009, we had known purchase commitments of $31.9 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

    Debt Obligations: Long-term debt comprises the following (in thousands):

	October 2,	October 3,
	2009	2008
Term loan, expiring 2014	$66,000	$88,750
8% Senior subordinated notes due 2012	117,000	125,000
Floating rate senior notes due 2015, net of issue discount of $78 and $90	11,922	11,910
	194,922	225,660
Less: Current portion	-	1,000
Long-term portion	$194,922	$224,660

Standby letters of credit	$5,544	$4,609

Senior Credit Facilities: The senior credit facilities of Communications & Power Industries (“Senior Credit Facilities”) provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility (“Term Loan”) and a $60 million revolving credit facility (“Revolver”), with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, Communications & Power Industries may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate. The Senior Credit Facilities are guaranteed by CPI International and all of Communications & Power Industries’ domestic subsidiaries and are secured by substantially all of the assets of CPI International, Communications & Power Industries and Communications & Power Industries’ domestic subsidiaries.

Except as provided in the following sentence, the Term Loan will mature on August 1, 2014 and the Revolver will mature on August 1, 2013. However, if, prior to August 1, 2011, Communications & Power Industries has not repaid or refinanced its 8% Senior Subordinated Notes due 2012, both the Term Loan and the Revolver will mature on August 1, 2011.

In August 2007, Communications & Power Industries borrowed $100 million under the Term Loan. Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at Communications & Power Industries’ option, LIBOR or the ABR plus the applicable margin. The ABR is the greater of the (a) the prime rate and (b) the federal funds rate plus 0.50%. For term loans, the applicable margin is 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The applicable margins under the revolver vary depending on Communications & Power Industries’ leverage ratio, as defined in the Senior Credit Facilities, and range from 1.25% to 2.00% for LIBOR borrowings and from 0.25% to 1.00% for ABR borrowings.

In addition to customary fronting and administrative fees under the Senior Credit Facilities, Communications & Power Industries will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee varies depending on Communications & Power Industries’ leverage ratio, as defined in the Senior Credit Facilities, and ranges from 0.25% to 0.50%.

The Senior Credit Facilities require that Communications & Power Industries repay $250,000 of the Term Loan at the end of each fiscal quarter prior to the maturity date of the Term Loan, with the remainder due on the maturity date. Communications & Power Industries is required to prepay its outstanding loans under the Senior Credit Facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation, (1) all such proceeds received from certain asset sales by CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries, (2) all such proceeds received from issuances of debt (other than certain specified permitted debt) or preferred stock by CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries, and (3) all such proceeds paid to CPI International, Communications & Power Industries or any of Communications & Power Industries’ subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

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

Communications & Power Industries made repayments on the Term Loan of $22.8 million, $11.0 million and $0.2 million during fiscal years 2009, 2008 and 2007, respectively, leaving a principal balance of $66.0 million as of October 2, 2009.

At October 2, 2009, the amount available for borrowing under the Revolver, after taking into account Communications & Power Industries’ outstanding letters of credit of $5.5 million, was approximately $54.5 million.

8% Senior Subordinated Notes due 2012 of Communications & Power Industries:  As of October 2, 2009, Communications & Power Industries had $117.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”) after giving effect to the repurchase of a total of $8.0 million during fiscal year 2009. Communications & Power Industries repurchased $3.0 million aggregate principal amount of the 8% Notes in January 2009 at a discount of 8.5% to par value. Communications & Power Industries paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million. Communications & Power Industries also repurchased $5.0 million aggregate principal amount of the 8% Notes in June 2009 at a discount of 2.75% to par value. Communications & Power Industries paid approximately $5.0 million, including accrued interest of $0.2 million, for the repurchase and realized a net gain of approximately $0.1 million. The 8% Notes have no sinking fund requirements.

The 8% Notes bear interest at the rate of 8.0% per year, payable on February 1 and August 1 of each year. The 8% Notes will mature on February 1, 2012. The 8% Notes are unsecured obligations, jointly and severally guaranteed by CPI International and each of Communications & Power Industries’ domestic subsidiaries. The payment of all obligations relating to the 8% Notes are subordinated in right of payment to the prior payment in full in cash or cash equivalents of all senior debt (as defined in the indenture governing the 8% Notes) of Communications & Power Industries, including debt under the Senior Credit Facilities. Each guarantee of the 8% Notes is and will be subordinated to guarantor senior debt (as defined in the indenture governing the 8% Notes) on the same basis as the 8% Notes are subordinated to Communications & Power Industries’ senior debt.

At any time or from time to time, Communications & Power Industries, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

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

Floating Rate Senior Notes due 2015 of CPI International: As of October 2, 2009, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $10.0 million aggregate principal amount and $58.0 million aggregate principal amount in fiscal years 2008 and 2007, respectively. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2010 is 6.68% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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

Because CPI International is a holding company with no operations of its own, CPI International relies on distributions from Communications & Power Industries to satisfy its obligations under the FR Notes. The Senior Credit Facilities and the indenture governing the 8% Notes restrict Communications & Power Industries’ ability to make distributions to CPI International. The Senior Credit Facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under the Senior Credit Facilities and Communications & Power Industries satisfies a senior secured leverage ratio of 3.75:1 and, in the case of distributions to pay amounts other than interest on the FR Notes, the amount of the distribution and all prior such distributions do not exceed a specified amount. The indenture governing the 8% Notes prohibits Communications & Power Industries from making distributions to CPI International unless, among other things, there is no default under the indenture and the amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture governing the 8% Notes) does not exceed a specified amount.

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

Interest Rate Swaps: To hedge the interest rate exposure associated with the term loan under our Senior Credit Facilities, in fiscal year 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured this interest rate swap with decreasing notional amounts such that it is less than the balance of our Term Loan under the Senior Credit Facilities. The notional value of the interest rate swap was $50.0 million at October 2, 2009 and represented approximately 76% of the aggregate term loan balance. The interest rate swap agreement is effective through June 30, 2011. There are no collateral requirements under the interest rate swap.

Covenant Compliance: Our ability to continue to operate depends, among other things, on our continued access to capital, including credit under our Senior Credit Facilities. These credit facilities, along with the indentures governing the floating rate senior notes and the 8% Notes, contain certain restrictive covenants. Continued access to our Senior Credit Facilities is subject to remaining in compliance with the covenants thereunder.

Our Senior Credit Facilities contain a maximum total secured leverage ratio covenant of 3.75:1 for Communications & Power Industries. As of October 2, 2009, the secured leverage ratio for Communications & Power Industries was 0.75:1. The secured leverage ratio is the ratio of Consolidated Secured Indebtedness (as defined for purposes of our Senior Credit Facilities, which generally includes total secured debt less cash and cash equivalents, of Communications & Power Industries) to Consolidated EBITDA (as computed pursuant to the formulas set forth in our Senior Credit Facilities). For fiscal year 2009, Consolidated Secured Indebtedness was $39.9 million and Consolidated EBITDA was $53.5 million.

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

Consolidated EBITDA as calculated under our Senior Credit Facilities for fiscal year 2009 is as follows (in millions):

EBITDA(a)	$51.0
Stock compensation expense(b)	2.7
Gain on debt extinguishment(c)	(0.2)
Consolidated EBITDA	$53.5

(a)	For a reconciliation of net income to EBITDA for fiscal year 2009, see footnote 6 in “Selected Financial Data.”
(b)	Represents a non-cash charge for stock compensation related to stock options, restricted stock and the discount on our employee stock purchases.
(c)
Represents costs associated with our debt refinancing during fiscal year 2009, which include purchase of our 8% Notes at a discount of $0.4 million and non-cash write-offs of $0.2 million of unamortized debt issue costs.

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

As of October 2, 2009, we are in compliance with the covenants under the indentures governing our FR Notes, 8% Notes and the agreements governing our Senior Credit Facilities, and we expect to remain in compliance with those covenants throughout fiscal year 2010.

Contingent Income Tax Obligations

Our total unrecognized tax benefit, excluding any related interest accrual, was $3.6 million as of October 2, 2009 and is reported as a current liability (income taxes payable) in our consolidated balance sheet because it is expected to be settled within the next 12 months. See Note 11 to the accompanying consolidated financial statements for more information.

Contingent Earnout Consideration

Under the terms of the purchase agreement for our acquisition of Malibu in August 2007, in addition to the $20.7 million of cash consideration paid for the acquisition, we could be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”). In addition, a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010 may apply. As of October 2, 2009, we have not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first and second earnout periods; therefore, the maximum potential Financial Earnout that could be earned over the three years following the acquisition has been reduced from $14.0 million to $7.7 million based on the performance in the first and second earnout periods. Based on our current financial forecasts for Malibu, we expect that no earnout will ultimately be payable for the third earnout period.

Dividends from Communications & Power Industries to CPI International

    For fiscal years 2009, 2008 and 2007, respectively, Communications & Power Industries paid $0.8 million, $13.6 million and $66.3 million of cash dividends to CPI International. In fiscal year 2009, CPI International used $0.8 million of the cash dividends to make cash interest payments on the FR Notes. In fiscal year 2008, CPI International used $10.0 million of the cash dividends to repurchase and redeem FR Notes, $2.8 million to repurchase approximately 206,000 shares of our stock, $0.5 million to make cash interest payments on the FR Notes and $0.2 million for redemption premiums and other fees and expenses related to the repurchase and redemption of the FR Notes. In fiscal year 2007, CPI International used $6.3 million of the cash dividends to make cash interest payments on the FR Notes, $58.0 million to repurchase and redeem FR Notes and $2.0 million for redemption premiums and other fees and expenses related to the repurchase and redemption of the FR Notes. Our future ability to make semi-annual cash interest payments on our FR Notes and pay any principal and related obligations will depend on Communications & Power Industries’ ability to make dividends to CPI International in the amounts necessary for such payments. Our Senior Credit Facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under our Senior Credit Facilities and we and Communications & Power Industries satisfy the secured leverage ratio test described above.

The indenture governing Communications & Power Industries’ 8% Notes prohibits Communications & Power Industries from making distributions to us unless:

•	There is no default under the indenture.

•
The ratio of Communications & Power Industries’ Consolidated Cash Flow (as defined in the indenture) for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense (as defined in the indenture) for the same period is at least 2:1. As of October 2, 2009, the ratio of Communications & Power Industries’ Consolidated Cash Flow for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense was 3.61:1.

•
The amount of the proposed dividend plus all previous Restricted Payments (as defined in the indenture) does not exceed the aggregate contractual limit on Restricted Payments, which is based on one-half of the aggregate Consolidated Net Income of Communications & Power Industries since the date of the issuance of the 8% Notes, the amount of certain capital contributions and certain other items. In addition, the indenture permits up to $10 million of additional Restricted Payments outside of the contractual limit described in the preceding sentence.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for fiscal year 2009 were $3.4 million. In fiscal year 2010, ongoing capital expenditures are expected to be approximately $4.0 to $5.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying audited consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

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

We believe that the following critical accounting policies are the most significant to the presentation of our financial statements and require the most subjective and complex judgments. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 1 to our audited consolidated financial statements for a more comprehensive discussion of our significant accounting policies.

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectability is reasonably assured. Revenue recognized under the percentage of completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

Inventory valuation

We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Management personnel play a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If our estimates regarding demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may incur losses or gains in excess of our established markdown amounts that could be material.

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss is charged to cost of sales if the estimated product cost or the contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If the actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment would be recorded that could have a material impact on our operating results.

Product warranty

Our products are generally warranted for periods of varying lengths, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the audited consolidated financial statements included in this report. We assess the adequacy of our preexisting warranty liabilities and adjust the balance based on actual experience and changes in future expectations. The determination of product warranty reserves requires us to make estimates of product return rates and the expected costs to repair or replace the products under warranty. If actual repair and replacement costs differ significantly from our estimates, then adjustments to recognize additional cost of sales may be required.

Recoverability of long-lived assets

We account for goodwill and other intangible assets in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. ASC 350 and ASC 360, “Property, Plant and Equipment,” also require that intangible assets subject to amortization be amortized over their respective estimated useful lives and reviewed for impairment. We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 50 years.

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our six divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At October 2, 2009 and October 3, 2008, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $165.5 million and $165.8 million, respectively. Based on our test for impairment performed in the fourth quarter of fiscal year 2009, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. We will continue to evaluate the need for impairment at least annually in the fourth quarter if changes in circumstances or available information indicate that impairment may have occurred.

Our market capitalization has historically exceeded our net asset value, although recently it has been particularly volatile. Our market capitalization has dropped below our net asset value in certain days of fiscal year 2009, largely, we believe, as a result of the recent global economic downturn and volatility in the financial markets. If our stock price would again fall below our net asset value per share, the decline in our market capitalization could trigger the requirement of performing the impairment test on goodwill, which could result in an impairment of our goodwill.

At October 2, 2009 and October 3, 2008, the carrying amount of property, plant and equipment and finite-lived intangible assets was $130.1 million and $137.8 million, respectively. In accordance with ASC 360 and ASC 350, we review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

A prolonged general economic downturn and, specifically, a prolonged downturn in the defense, communications or medical markets, or technological changes, as well as other market factors, could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by any impairment charges related to the recoverability of our long-lived assets.

Malibu’s Goodwill Impairment Analysis. As mentioned above, the impairment analysis performed in the fourth quarter of fiscal year 2009 indicated no impairment existed as of July 3, 2009. The Malibu division (“Malibu”), one of our reporting units, passed the goodwill impairment test with a fair value that exceeded its carrying value by approximately 3%. Goodwill allocated to Malibu as of July 3, 2009 was $15.9 million. We utilize a discounted cash flow approach in estimating the fair value of Malibu, where the discount reflects a weighted average cost of capital rate. The key assumptions driving the fair value of Malibu are principally future sales growth and the discount rate. Malibu’s future sales growth assumptions were based on current product performance, customer input and long-term industry expectations. However, actual performance in the near and longer-term could be materially different from these expectations. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on Malibu’s customer base, or a material negative change in Malibu’s relationships with its significant customers. If Malibu does not meet its projected sales growth, or its sales growth expectations are reduced in the future, then Malibu’s goodwill could become impaired and a non-cash impairment charge to earnings would be recorded.

Accounting for stock-based compensation

We account for stock-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions of this accounting standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

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

In accordance with ASC 718, prior to becoming a public entity in April 2006, we used the minimum value method to determine a calculated value, rather than a fair value, of share awards. Under the minimum value method, stock price volatility was assumed to be zero. The estimated fair value (or calculated value, as applicable) of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of ASC 718. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a longer history of being publicly traded or a blend of our expected volatility based on available historical data and those of similar companies. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on the simplified method for plain vanilla options in accordance with ASC 718. We will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. In fiscal years 2009, 2008 and 2007, we recognized $2.7 million, $2.1 million and $1.2 million, respectively, in stock-based compensation expense.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FASB ASC 740, “Income Taxes,” we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of October 2, 2009, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year, variable rate debt consisting of $12.0 million floating rate senior notes due in 2015, and a $66.0 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. In September 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $50.0 million at October 2, 2009 and represented approximately 76% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of FASB ASC 815, “Derivatives and Hedging,” this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At October 2, 2009, the fair value of the short-term and long-term portions of the swap was a liability of $1.8 million (accrued expenses) and $0.6 million (other long-term liabilities), respectively.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in the variable portion of interest rates over a one-year period would have on our floating rate senior notes and term loan under our senior credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and would result in an immaterial increase in future interest expense.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in the consolidated statements of income. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2009, 2008 and 2007.

As of October 30, 2009, we had entered into Canadian dollar forward contracts for approximately $39.4 million (Canadian dollars), or approximately 75% of our estimated Canadian dollar denominated expenses for October 2009 through September 2010, at an average rate of approximately $0.84 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents annually to basic and diluted earnings per share.

At October 2, 2009, the fair value of foreign currency forward contracts was a short-term asset of $3.5 million (prepaid and other current assets).

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 2, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting as of October 2, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 2, 2009.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

    The information required under this item is incorporated by reference herein to our definitive 2010 proxy statement anticipated to be filed with the SEC within 120 days after October 2, 2009.

Item 11.    Executive Compensation

    The information required under this item is incorporated by reference herein to our definitive 2010 proxy statement anticipated to be filed with the SEC within 120 days after October 2, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required under this item is incorporated by reference herein to our definitive 2010 proxy statement anticipated to be filed with the SEC within 120 days after October 2, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

    The information required under this item is incorporated by reference herein to our definitive 2010 proxy statement anticipated to be filed with the SEC within 120 days after October 2, 2009.

Item 14.    Principal Accounting Fees and Services

    The information required under this item is incorporated by reference herein to our definitive 2010 proxy statement anticipated to be filed with the SEC within 120 days after October 2, 2009.

Notwithstanding the foregoing, information appearing in the sections of our 2010 definitive proxy statement entitled “Compensation Committee Report on Executive Compensation” and “Report of the Audit Committee” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) (1)    Financial Statements:

The following consolidated financial statements and schedules are filed as a part of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Income

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

  (2)    Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

  (3)    The Exhibit Index beginning on page 127 of this annual report is hereby incorporated by reference herein.

(b)    Exhibits:

See Item 15(a)(3) above.

(c)    Financial Statement Schedules:

See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

We have audited the accompanying consolidated balance sheets of CPI International, Inc. and subsidiaries (the Company) as of October 2, 2009 and October 3, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 2, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI International, Inc.’s  internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Mountain View, California
December 10, 2009

/s/ KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

We have audited CPI International, Inc.’s internal control over financial reporting as of October 2, 2009, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CPI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CPI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on criteria established in the Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPI International, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 2, 2009, and our report dated December 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

Mountain View, California
December 10, 2009

/s/ KPMG LLP

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 2,	October 3,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$26,152	$28,670
Restricted cash	1,561	776
Accounts receivable, net	45,145	47,348
Inventories	66,996	65,488
Deferred tax assets	8,652	11,411
Prepaid and other current assets	6,700	3,823
Total current assets	155,206	157,516
Property, plant, and equipment, net	57,912	62,487
Deferred debt issue costs, net	3,609	4,994
Intangible assets, net	75,430	78,534
Goodwill	162,225	162,611
Other long-term assets	3,872	806
Total assets	$458,254	$466,948

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$-	$1,000
Accounts payable	22,665	21,109
Accrued expenses	19,015	23,044
Product warranty	3,845	4,159
Income taxes payable	4,305	7,766
Advance payments from customers	12,996	12,335
Total current liabilities	62,826	69,413
Deferred income taxes	24,726	27,321
Long-term debt, less current portion	194,922	224,660
Other long-term liabilities	2,227	1,689
Total liabilities	284,701	323,083
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value; 10,000 shares authorized and none issued and outstanding)	-	-
Common stock ($0.01 par value, 90,000 shares authorized; 16,807 and 16,538 shares issued; 16,601 and 16,332 shares outstanding)	168	165
Additional paid-in capital	75,630	71,818
Accumulated other comprehensive income (loss)	598	(1,809)
Retained earnings	99,957	76,491
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	173,553	143,865
Total liabilities and stockholders' equity	$458,254	$466,948

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Sales	$332,876	$370,014	$351,090
Cost of sales	239,385	261,086	237,789
Gross profit	93,491	108,928	113,301
Operating costs and expenses:
Research and development	10,520	10,789	8,558
Selling and marketing	19,466	21,144	19,258
General and administrative	20,757	22,951	21,648
Amortization of acquisition-related intangible assets	2,769	3,103	2,316
Total operating costs and expenses	53,512	57,987	51,780
Operating income	39,979	50,941	61,521
Interest expense, net	16,979	19,055	20,939
(Gain) loss on debt extinguishment	(248)	633	6,331
Income before taxes	23,248	31,253	34,251
Income tax (benefit) expense	(218)	10,804	11,748
Net income	$23,466	$20,449	$22,503

Earnings per share:
Basic	$1.44	$1.25	$1.39
Diluted	$1.34	$1.16	$1.27

Shares used to calculate earnings per share:
Basic	16,343	16,356	16,242
Diluted	17,478	17,697	17,721

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balances, September 29, 2006	16,050	$160	$65,295	$679	$33,539	-	$-	$99,673
Comprehensive income:
Net income	-	-	-	-	22,503	-	-	22,503
Unrealized gain on cash flow hedges, net of tax expense of $233	-	-	-	431	-	-	-	431
Total comprehensive income								22,934
Adoption of SFAS No. 158, net of tax benefit of $106	-	-	-	(173)	-	-	-	(173)
Stock-based compensation cost	-	-	1,128	-	-	-	-	1,128
Exercise of stock options	262	3	721	-	-	-	-	724
Tax benefit related to stock option exercises	-	-	781	-	-	-	-	781
Issuance of common stock under employee stock purchase plan	51	1	838	-	-	-	-	839
Issuance of restricted stock awards	7	-	-	-	-	-	-	-
Balances, September 28, 2007	16,370	164	68,763	937	56,042	-	-	125,906
Comprehensive income:
Net income	-	-	-	-	20,449	-	-	20,449
Unrealized loss on cash flow hedges, net of tax benefit of $1,652	-	-	-	(2,697)	-	-	-	(2 ,697)
Unrealized actuarial loss and prior service credit for pension liability,
net of tax benefit of $30	-	-	-	(49)	-	-	-	(49)
Total comprehensive income								17,703
Stock-based compensation cost	-	-	2,160	-	-	-	-	2,160
Exercise of stock options	9	-	38	-	-	-	-	38
Tax benefit related to stock option exercises	-	-	5	-	-	-	-	5
Issuance of common stock under employee stock purchase plan	72	1	852	-	-	-	-	853
Issuance of restricted stock awards	89	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(2)	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(206)	(2,800)	(2,800)
Balances, October 3, 2008	16,538	165	71,818	(1,809)	76,491	(206)	(2,800)	143,865
Comprehensive income:
Net income	-	-	-	-	23,466	-	-	23,466
Unrealized gain on cash flow hedges, net of tax expense of $1,471	-	-	-	2,415	-	-	-	2,415
Unrealized actuarial loss and prior service credit for pension liability,
net of tax expense of $52	-	-	-	(8)	-	-	-	(8)
Total comprehensive income								25,873
Stock-based compensation cost	-	-	2,729	-	-	-	-	2,729
Exercise of stock options	57	1	83	-	-	-	-	84
Tax benefit related to stock option exercises	-	-	48	-	-	-	-	48
Issuance of common stock under employee stock purchase plan	111	1	952	-	-	-	-	953
Issuance of restricted stock awards	106	1		-	-	-	-	1
Forfeiture of restricted stock awards	(5)	-	-	-	-	-	-	-
Balances, October 2, 2009	16,807	$168	$75,630	$598	$99,957	(206)	$(2,800)	$173,553

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Cash flows from operating activities
Net income	$23,466	$20,449	$22,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,773	7,607	6,562
Amortization of intangibles	3,021	3,356	2,536
Write-off of patent application fees	83	-	-
Amortization of deferred debt issue costs	1,241	1,197	1,401
Amortization of discount on floating rate senior notes	12	15	49
Non-cash loss on debt extinguishment	144	420	4,659
Discount on repayment of debt	(392)	-	-
Non-cash defined benefit pension expense	39	55	-
Stock-based compensation expense	2,679	2,135	1,239
Allowance for doubtful accounts	6	-	(329)
Deferred income taxes	(1,000)	(1,360)	(561)
Net loss on the disposition of assets	130	205	129
Tax benefit from stock option exercises	212	50	1,281
Excess tax benefit on stock option exercises	(54)	(18)	(781)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	(785)	1,479	(509)
Accounts receivable	2,197	5,241	(7,388)
Inventories	(1,495)	1,986	(8,473)
Prepaid and other current assets	841	(470)	(811)
Other long-term assets	(3,167)	(208)	476
Accounts payable	1,556	(685)	(215)
Accrued expenses	(4,107)	(4,953)	(320)
Product warranty	(314)	(1,419)	(653)
Income taxes payable	(3,461)	(779)	(2,262)
Advance payments from customers	661	203	2,202
Other long-term liabilities	828	(625)	924
Net cash provided by operating activities	30,114	33,881	21,659

Cash flows from investing activities
Capital expenditures	(3,365)	(4,262)	(8,169)
Acquisitions, net of cash acquired	-	1,615	(22,174)
Payment of patent application fees	-	(147)	-
Net cash used in investing activities	(3,365)	(2,794)	(30,343)

Cash flows from financing activities
Proceeds from issuance of debt	-	-	100,000
Proceeds from stock purchase plan and exercises of stock options	1,037	891	1,436
Repayments of debt	(30,358)	(21,000)	(100,750)
Debt issuance costs	-	-	(2,462)
Purchase of treasury stock	-	(2,800)	-
Excess tax benefit on stock option exercises	54	18	781
Net cash used in financing activities	(29,267)	(22,891)	(995)

Net (decrease) increase in cash and cash equivalents	(2,518)	8,196	(9,679)
Cash and cash equivalents at beginning of year	28,670	20,474	30,153
Cash and cash equivalents at end of year	$26,152	$28,670	$20,474

Supplemental cash flow disclosures
Cash paid for interest	$16,081	$18,720	$22,255
Cash paid for income taxes, net of refunds	$6,539	$13,099	$13,631

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2009 comprises the 52-week period ending October 2, 2009, fiscal year 2008 comprised the 53-week period ended October 3, 2008, and fiscal year 2007 comprised the 52-week period ended September 28, 2007. All period references are to the Company’s fiscal periods unless otherwise indicated.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the consolidated statements of income, except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense” in the consolidated statements of income.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory valuation; product warranty; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition of share-based compensation; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:    Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” Subtopic 35, “Construction-Type and Production-Type Contracts.” These contracts have represented not more than 4% of the Company’s sales during fiscal years 2009, 2008 and 2007, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

Cash and Cash Equivalents:  The Company considers all highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash to be cash equivalents.

Restricted Cash:  Restricted cash consists primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Inventories:  Inventories are stated at the lower of average cost or market value, primarily using the average cost method. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Inventories also include costs and earnings in excess of progress billings for contracts using the percentage-of-completion method of accounting. Progress billings in excess of costs and earnings for contracts using the percentage-of-completion method of accounting are reported in Advance Payments from Customers.

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
(All tabular amounts in thousands except share and per share amounts)

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

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Building, land improvements and process equipment are depreciated generally over 25, 20 and 12 years, respectively. Machinery and equipment are depreciated generally over 7 to 12 years. Office furniture and equipment are depreciated generally over 5 to 10 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter.

Goodwill and Other Intangible Assets:    The Company accounts for business combinations using the purchase method of accounting in which intangible assets acquired are recognized and reported apart from goodwill.

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

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. ASC 350 also requires that intangible assets subject to amortization be amortized over their respective estimated useful lives and reviewed for impairment. Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 50 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in fiscal years 2009, 2008 and 2007.

Long-Lived Assets:    The Company accounts for long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment,” and ASC 350, which requires that long-lived and finite-lived intangible assets, including property, equipment and leasehold improvements, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2009, 2008 and 2007.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPI’s revolving credit facility and term loan, CPI’s 8% Senior Subordinated Notes due 2012 and CPI International’s Floating Rate Senior Notes due 2015 are amortized over a period of four years, eight years and ten years, respectively. As a result of the Company’s debt repurchase, prepayment or refinancing transactions as discussed in Note 6, $0.2 million, $0.3 million and $4.2 million of unamortized deferred debt issue costs were written off and charged to (gain) loss on debt extinguishment in the consolidated statement of income for fiscal years 2009, 2008 and 2007, respectively. As of October 2, 2009 and October 3, 2008, gross deferred debt issue costs were $7.9 million and $8.3 million, and accumulated amortization was $4.3 million and $3.3 million, respectively.

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

Derivative Instruments and Hedging:    The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC 815, “Derivatives and Hedging.” In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. The Company uses foreign currency forward contracts to hedge Canadian dollar expenses and interest rate swap agreements to reduce its exposure to changes in variable interest rates on debt. Derivatives are not used for speculative purposes.

The Company’s derivatives are designated as cash flow hedges and the effective portion of the change in fair value of the derivative is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the statement of income when the hedged item affects earnings. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings.

Business Risks and Credit Concentrations:    Defense-related applications, such as certain radar, electronic countermeasures and military communications applications, constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks unique to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Research and Development: Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
CPI Sponsored	$10,520	$10,789	$8,558
Customer Sponsored	17,526	12,028	7,738
	$28,046	$22,817	$16,296

Advertising Expenses:  Costs related to advertising are recognized in selling and marketing expenses as incurred. Advertising expenses were not material in any of the periods presented.

Stock-based Compensation:    At the beginning of fiscal year 2006, the Company adopted guidance issued by FASB and now codified as ASC 718, “Compensation-Stock Compensation” for its existing stock option plans using the prospective method. Under the prospective method, only new awards (or awards modified, repurchased or cancelled after the effective date) are accounted for under the provisions of ASC 718. Previously, the Company applied the intrinsic-value method of accounting, under which compensation expense was recorded only if the market price of the stock exceeded the stock option exercise price at the measurement date. The Company has continued to account for stock option awards outstanding at September 30, 2005 using the intrinsic-value method of measuring equity share options. See Note 10 for information regarding share-based compensation.

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

Comprehensive Income:    The Company has adopted the accounting treatment prescribed by FASB ASC 220, “Comprehensive Income.” Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company arises primarily from unrealized gains and losses on cash flow hedge contracts, net of tax.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table is a reconciliation of the shares used to calculate basic and diluted earnings per share (in thousands):

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Weighted average shares outstanding - Basic	16,343	16,356	16,242
Effect of dilutive stock options and
nonvested restricted stock shares and units	1,135	1,341	1,479
Weighted average shares outstanding - Diluted	17,478	17,697	17,721

The calculation of diluted net income per share excludes all anti-dilutive shares. The number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 958,000 shares, 781,000 shares and 484,000 shares for fiscal years 2009, 2008 and 2007, respectively.

Subsequent Events:    The Company performs an evaluation of events that occur after a balance sheet date, but before financial statements are issued or available to be issued, for potential recognition or disclosure of such events in its financial statements. The Company evaluated all events or transactions that occurred from October 3, 2009 through December 10, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

2.        Recently Issued Accounting Standards

In September 2006, the FASB issued guidance now codified as ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on: the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). The guidance was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance under ASC 820, which provides for exclusion of ASC 840, “Leases,” that address leasing transactions and also delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Effective October 4, 2008, the Company adopted provisions of ASC 820 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of ASC 820 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under ASC 820 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 4 for further details on the Company’s fair value measurements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In February 2007, the FASB issued guidance now codified as ASC 825, “Financial Instruments.” ASC 825 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of ASC 825 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. ASC 825 was effective for fiscal years beginning after November 15, 2007. The Company adopted ASC 825 effective October 4, 2008. The Company currently does not have any instruments for which it has elected the fair value option under ASC 825. Therefore, the adoption of ASC 825 has not impacted the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified under ASC 805, “Business Combinations.” ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt ASC 805 in its fiscal year 2010 commencing October 3, 2009.

In March 2008, the FASB issued additional guidance under ASC 815, “Derivatives and Hedging,” which requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted this guidance in the second quarter of fiscal year 2009. Since this guidance under ASC 815 only required additional disclosure, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 for further details on the Company’s derivative instruments and hedging activities.

In October 2008, the FASB issued guidance now codified under ASC 715, “Compensation—Retirement Benefits,” which requires that an employer disclose the following information about the fair value of plan assets: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; (2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and (3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will be required to adopt this new guidance in its fiscal year 2010 commencing October 3, 2009. At initial adoption, application of this guidance would not be required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the potential impact of adopting this new guidance in ASC 715 on the disclosures in its consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In April 2009, the FASB released an amendment to guidance now codified under ASC 805, “Business Combinations,” which requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This amendment to ASC 805 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the amended provisions of ASC 805 if and when a future acquisition occurs.

In April 2009, the FASB issued additional guidance under ASC 820, which relates to evaluating certain factors that are indicative of a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity. Additionally, this guidance clarifies the circumstances to consider when evaluating whether a transaction is not orderly, in which quoted prices may not be determinative of fair value. This guidance is applied prospectively to all fair value measurements where appropriate and was effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of this guidance under ASC 820 effective April 4, 2009. The adoption did not have an impact on the Company’s results of operations and financial position.

In April 2009, the FASB issued guidance for fair value disclosures in accordance with ASC 825, “Financial Instruments.” This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. Accordingly, the Company adopted these new provisions of ASC 825 in the third quarter of fiscal year 2009. Since this guidance only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4.

In May 2009, the FASB issued guidance now codified as ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 in the third quarter of fiscal year 2009. Since this guidance only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 1 under the caption “Subsequent Events.”

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for the first annual reporting period that begins after November 15, 2009. The application of this guidance will only apply and be effective should the Company transfer financial assets after October 2, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, “Generally Accepted Accounting Principles,” which establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal year 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s results of operations, financial position or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The Company will adopt ASU 2009-05 in the first quarter of fiscal year 2010. The Company does not expect the adoption of ASU 2009-05 will have a material effect on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company will early adopt ASU 2009-13 effective October 3, 2009. The Company is currently evaluating the potential impact that this update may have on its financial statements but does not expect it to have a material effect.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the ASC 985, “Software.” ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is currently evaluating the potential impact that this update may have on its financial statements but does not expect it to have a material effect.

3.           Supplemental Balance Sheet Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	October 2,	October 3,
	2009	2008
Accounts receivable	$45,240	$47,437
Less: Allowance for doubtful accounts	(95)	(89)
Accounts receivable, net	$45,145	$47,348

The following table sets forth the changes in allowance for doubtful account during fiscal years 2009, 2008 and 2007:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Balance at beginning of period	$89	$89	$494
Provision (recoveries) for doubtful accounts charged
to general and administrative expense	17	19	(329)
Write-offs against allowance	(11)	(19)	(76)
Balance at end of period	$95	$89	$89

Inventories:    The following table provides details of inventories:

	October 2,	October 3,
	2009	2008
Raw material and parts	$38,205	$40,187
Work in process	20,542	17,622
Finished goods	8,249	7,679
	$66,996	$65,488

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during fiscal years 2009 and 2008:

	Year Ended
	October 2,	October 3,
	2009	2008
Balance at beginning of period	$1,928	$2,700
Provision for loss contracts, charged to cost of sales	4,173	2,810
Credit to cost of sales upon revenue recognition	(2,033)	(3,582)
Balance at end of period	$4,068	$1,928

    Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	October 2,	October 3,
	2009	2008
Inventories	$3,967	$1,640
Accrued expenses	101	288
	$4,068	$1,928

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	October 2,	October 3,
	2009	2008
Land and land leaseholds	$4,798	$4,775
Buildings	40,630	40,068
Machinery and equipment	45,935	43,501
Construction in progress	640	638
	92,003	88,982
Less: accumulated depreciation and amortization	(34,091)	(26,495)
Property, plant and equipment, net	$57,912	$62,487

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average	October 2, 2009			October 3, 2008
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(3,501)	$27,199	$30,700	$(2,887)	$27,813
VED Application Technology	25	19,800	(4,505)	15,295	19,800	(3,713)	16,087
X-ray Generator and Satcom
Application Technology	15	8,000	(3,042)	4,958	8,000	(2,508)	5,492
Antenna and Telemetry Technology	25	5,300	(453)	4,847	5,300	(241)	5,059
Customer backlog	1	580	(580)	-	580	(580)	-
Land lease	46	11,810	(1,434)	10,376	11,810	(1,181)	10,629
Tradename	20 - Indefinite	7,600	(275)	7,325	7,600	(55)	7,545
Customer list and programs	24	6,280	(1,218)	5,062	6,280	(950)	5,330
Noncompete agreement	5	640	(336)	304	640	(208)	432
Patent application fees	-	64	-	64	147	-	147
		$90,774	$(15,344)	$75,430	$90,857	$(12,323)	$78,534

    Intangible assets, net as of October 2, 2009 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Once obtained, these patents will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

    The amortization of intangible assets amounted to $3.0 million, $3.4 million and $2.5 million for fiscal years 2009, 2008 and 2007, respectively.

    The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2010	3,001
2011	3,001
2012	2,987
2013	2,895
2014	2,895
Thereafter	57,451
$72,230

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Goodwill:    The following table sets forth the changes in goodwill by reportable segment during fiscal years 2009 and 2008:

	Reportable Segments
	VED	Satcom	Other	Total
Balance at September 28, 2007	$132,897	$13,830	$14,846	$161,573
Malibu purchase price and allocation adjustment	-	-	1,028	1,028
Other adjustment	-	-	10	10
Balance at October 3, 2008	132,897	13,830	15,884	162,611
Purchase accounting adjustment	(276)	(110)	-	(386)
Balance at October 2, 2009	$132,621	$13,720	$15,884	$162,225

The total purchase accounting adjustment for fiscal year 2009 comprised (1) $0.3 million in correction of income tax rates that were used to establish Canadian deferred tax accounts in connection with the January 23, 2004 merger pursuant to which CPI International acquired Communications & Power Industries Holding Corporation (the “January 2004 Merger”), and (2) $0.1 million tax benefit realized from the exercise of certain fully vested stock options that were acquired in connection with the January 2004 Merger.

During fiscal year 2008, the Company finalized the purchase price valuation and allocation associated with its acquisition of Malibu Research Associates, Inc. in August 2007, resulting in a $1.0 million increase in goodwill.

Accrued Expenses:    The following table provides details of accrued expenses:

	October 2,	October 3,
	2009	2008
Payroll and employee benefits	$11,015	$12,758
Accrued interest	1,786	2,001
Other accruals	6,214	8,285
	$19,015	$23,044

Product Warranty:    The following table summarizes the activity related to product warranty during fiscal years 2009 and 2008:

	Year Ended
	October 2,	October 3,
	2009	2008
Beginning accrued warranty	$4,159	$5,578
Actual costs of warranty claims	(4,524)	(4,329)
Estimates for product warranty, charged to cost of sales	4,210	2,910
Ending accrued warranty	$3,845	$4,159

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

4.         Financial Instruments

FASB ASC 825 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described below:

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

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of October 2, 2009, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table sets forth financial instruments carried at fair value within the ASC 825 hierarchy as of October 2, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$22,464	$22,464	$-	$-
Mutual funds2	152	152	-	-
Foreign exchange forward derivatives3	3,467	-	3,467	-
Total assets at fair value	$26,083	$22,616	$3,467	-

Liabilities:
Interest rate swap derivative4	$2,323	$-	$2,323	$-
Total liabilities at fair value	$2,323	$-	$2,323	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the consolidated balance sheet.
3 The foreign currency derivatives are classified as part of prepaid and other current assets in the consolidated balance sheet.
4 The interest rate swap derivatives are classified as part of accrued expenses and other long-term liabilities in the consolidated balance sheet.

Investments Other Than Derivatives

In general and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments, such as money market, U.S. Government securities and mutual funds.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company would use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2.

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
(All tabular amounts in thousands except share and per share amounts)

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

Key inputs for valuing the interest rate swap are the cash rates used for the short term (under 3 months), futures rates for up to three years and LIBOR swap rates for periods beyond. These inputs are used to derive variable resets for the swap as well as to discount future fixed and variable cash flows to present value at the measurement date. A credit spread is used to further discount each net cash flow using, for assets, counterparty credit default rates and, for liabilities, the Company’s credit spread over LIBOR on the term loan under the Company’s senior credit facilities.

See Note 8 for further information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt was $188.5 million and $217.8 million as of October 2, 2009 and October 3, 2008, respectively. See Note 6 for the carrying value of the long-term debt.

5.         Malibu Acquisition

On August 10, 2007, the Company acquired all outstanding common stock of the privately held Malibu Research Associates, Inc. (“Malibu”) for a net cash purchase price of approximately $20.7 million. Malibu, headquartered in Camarillo, California, is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAV”) and shipboard systems.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In accordance with the acquisition agreement, the Company could also be required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”). In addition, a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010 may apply. As of October 2, 2009, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first and second earnout periods, therefore, the maximum potential Financial Earnout that could be earned over the 3 years following the acquisition has been reduced from $14.0 million to $7.7 million based on the performance in the first and second earnout periods. Based on its current financial forecasts for Malibu, the Company expects that no earnout will ultimately be payable for the third earnout period.

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
		$8,790

In accordance with FASB ASC 350, goodwill and indefinite lived intangibles are not amortized but are tested for impairment at least annually.

The Company’s consolidated financial statements include Malibu’s financial results from the acquisition date. The pro forma effects of Malibu on the Company’s operations were not material.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

6.    Long-Term Debt

Long-term debt comprises the following:

	October 2,	October 3,
	2009	2008
Term loan, expiring 2014	$66,000	$88,750
8% Senior subordinated notes due 2012	117,000	125,000
Floating rate senior notes due 2015, net of issue discount of $78 and $90	11,922	11,910
	194,922	225,660
Less: Current portion	-	1,000
Long-term portion	$194,922	$224,660

Standby letters of credit	$5,544	$4,609

Senior Credit Facilities: CPI’s senior credit facilities (“Senior Credit Facilities”) provide for borrowings of up to an aggregate principal amount of $160 million, consisting of a $100 million term loan facility (“Term Loan”) and a $60 million revolving credit facility (“Revolver”), with a sub-facility of $15 million for letters of credit and $5 million for swing line loans. Upon certain specified conditions, including maintaining a senior secured leverage ratio of 3.75:1 or less on a pro forma basis, CPI may seek commitments for a new class of term loans, not to exceed $125 million in the aggregate. The Senior Credit Facilities are guaranteed by CPI International and all of CPI’s domestic subsidiaries and are secured by substantially all of the assets of CPI International, CPI and CPI’s domestic subsidiaries.

Except as provided in the following sentence, the Term Loan will mature on August 1, 2014 and the Revolver will mature on August 1, 2013. However, if, prior to August 1, 2011, CPI has not repaid or refinanced its 8% Senior Subordinated Notes due 2012, both the Term Loan and the Revolver will mature on August 1, 2011.

In August 2007, CPI borrowed $100 million under the Term Loan. Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at CPI’s option, LIBOR or the ABR plus the applicable margin. The ABR is the greater of the (a) the prime rate and (b) the federal funds rate plus 0.50%. For Term Loans, the applicable margin is 2.00% for LIBOR borrowings and 1.00% for ABR borrowings. The applicable margins under the Revolver vary depending on CPI’s leverage ratio, as defined in the Senior Credit Facilities, and range from 1.25% to 2.00% for LIBOR borrowings and from 0.25% to 1.00% for ABR borrowings.

In addition to customary fronting and administrative fees under the Senior Credit Facilities, CPI will pay letter of credit participation fees equal to the applicable LIBOR margin per annum on the average daily amount of the letter of credit exposure and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee varies depending on CPI’s leverage ratio, as defined in the Senior Credit Facilities and ranges from 0.25% to 0.50%.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

CPI made repayments on the Term Loan of $22.8 million, $11.0 million and $0.2 million during fiscal years 2009, 2008 and 2007, respectively, leaving a principal balance of $66.0 million as of October 2, 2009.

At October 2, 2009, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $5.5 million, was approximately $54.5 million.

8% Senior Subordinated Notes due 2012 of CPI:  As of October 2, 2009, CPI had $117.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”) after giving effect to the repurchase of a total of $8.0 million during fiscal year 2009. The Company repurchased $3.0 million aggregate principal amount of the 8% Notes in January 2009 at a discount of 8.5% to par value. The Company paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million. The Company also repurchased $5.0 million aggregate principal amount of the 8% Notes in June 2009 at a discount of 2.75% to par value. The Company paid approximately $5.0 million, including accrued interest of $0.2 million, for the repurchase and realized a net gain of approximately $0.1 million. The 8% Notes have no sinking fund requirements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

Floating Rate Senior Notes due 2015 of CPI International: As of October 2, 2009, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”) after giving effect to the redemption of $10.0 million aggregate principal amount and $58.0 million aggregate principal amount in fiscal years 2008 and 2007, respectively. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2010 is 6.68% per annum. CPI International may, at its option, elect to pay interest through the issuance of additional FR Notes for any interest payment date on or before February 1, 2010. If CPI International elects to pay interest through the issuance of additional FR Notes, the annual interest rate on the FR Notes will increase by an additional 1% step-up, with the step-up increasing by an additional 1% for each interest payment made through the issuance of additional FR Notes (up to a maximum of 4%). The FR Notes will mature on February 1, 2015.

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
(All tabular amounts in thousands except share and per share amounts)

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

Debt Maturities:    As of October 2, 2009, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2010	$-	$-	$-	$-
2011	66,000	-	-	66,000
2012	-	117,000	-	117,000
2013	-	-	-	-
2014	-	-	-	-
Thereafter	-	-	12,000	12,000
	$66,000	$117,000	$12,000	$195,000

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

As of October 2, 2009, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities.

(Gain) loss on debt extinguishment: The repurchase of $8.0 million of the 8% Notes during fiscal year 2009, as discussed above, resulted in a gain on debt extinguishment of $0.2 million which was comprised of a discount of $0.4 million, partially offset by a non-cash write-off of $0.2 million deferred debt issue costs. The redemption of $10.0 million of the FR Notes in fiscal year 2008 resulted in a loss on debt extinguishment of approximately $0.6 million, including non-cash write-offs of $0.4 million of unamortized debt issue costs and issue discount costs and $0.2 million in cash payments primarily for call premiums. The debt refinancing during fiscal year 2007 resulted in a loss on debt extinguishment of approximately $6.3 million, including non-cash write-offs of  $4.7 million of unamortized debt issue costs and issue discount costs and $1.9 million in cash payments for call premiums, partially offset by $0.3 million of cash proceeds from the early termination of interest rate swap on the FR Notes.

Interest rate swap agreements: See Note 8 for information on the interest rate swap agreements entered into by the Company to hedge the interest rate exposure associated with the Term Loan.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

7.     Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. Discontinued as of end of fiscal year 2008, a profit sharing plan had also been provided by the Company, covering substantially all of its Econco employees. These plans provided for the Company to contribute an amount based on a percentage of each participant’s base pay. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $0.3 million and $0.2 million as of October 2, 2009 and October 3, 2008, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $2.6 million, $3.7 million and $3.7 million for fiscal years 2009, 2008 and 2007, respectively. The Company’s contributions were lower in fiscal year 2009 as the Company reduced its contributions to the retirement plans as a cost savings measure and which will likely be restored to prior levels at a future date.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At October 2, 2009 and October 3, 2008, the Company recorded a liability of $0.3 million, which approximates the excess of the projected benefit obligation over plan assets of $0.8 million and $0.7 million, respectively. Additionally, the Company recorded an unrealized loss of $0.2 million, net of tax of $0.1 million, to “accumulated other comprehensive income” in the consolidated balance sheets as of October 2, 2009 and October 3, 2008.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

8.        Derivative Instruments and Hedging Activities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of October 2, 2009 have durations of 15 to 17 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At October 2, 2009, the unrealized gain, net of tax of $1.4 million, was $2.3 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of income. The time value was not material for fiscal years 2009, 2008 and 2007. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of income. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2009, 2008 and 2007.

As of October 2, 2009, the Company had entered into Canadian dollar forward contracts for approximately $31.9 million (Canadian dollars), or approximately 61% of estimated Canadian dollar denominated expenses for October 2009 through September 2010, at an average rate of approximately 0.82 U.S. dollar to Canadian dollar.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its Term Loan under the Senior Credit Facilities discussed in Note 6. The notional value of the 2007 Swap was $50.0 million at October 2, 2009 and represented approximately 76% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of ASC 815, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the Term Loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income (loss) in the consolidated balance sheets. At October 2, 2009, the unrealized loss, net of tax of $0.9 million, was $1.4 million. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net in the consolidated statements of income.

See Note 4, Financial Instruments, for further information regarding the Company’s derivative instruments.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at October 2, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Interest rate contracts	Prepaid and other current assets	$-	Accrued expenses	$(1,766)
Interest rate contracts	Other long-term assets	-	Other long-term liabilities	(557)

Forward contracts	Prepaid and other current assets	3,467	Accrued expenses	-

Total derivatives designated as hedging instruments		$3,467		$(2,323)

As of October 2, 2009, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

The following table summarizes the effect of derivative instruments on the consolidated statement of income for fiscal year 2009:
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective and Excluded Portion )
Interest rate contracts	$(2,173)	Interest expense, net	$(1,797)	Interest expense, net	$(51)

Forward contracts	(315)	Cost of sales	(3,963)	General and administrative	(321	)(a)
Forward contracts		Research and development	(192)
Forward contracts		Selling and marketing	(106)
Forward contracts		General and administrative	(317)
Total	$(2,488)		$(6,375)		$(372)

(a)
The amount of loss recognized in income represents a $323 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $2 gain related to the ineffective portion of the hedging relationships.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

    When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at October 2, 2009, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At October 2, 2009, the Company’s interest rate contract derivatives were in a net liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

9.         Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at October 2, 2009 were as follows:

Fiscal Year	Operating Leases
2010	$1,848
2011	749
2012	566
2013	421
2014	317
Thereafter	2,602
$6,503

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $2.5 million, $2.5 million and $1.9 million for fiscal years 2009, 2008 and 2007, respectively. Assets subject to capital leases at October 2, 2009 and October 3, 2008 were not material.

Guarantees: The Company has restricted cash of $1.6 million and $0.8 million as of October 2, 2009 and October 3, 2008, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Purchase commitments: As of October 2, 2009, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2010	$29,572
2011	2,427
2012	174
2013	-
2014	-
$32,173

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

See Note 5 for details on contingent earnout consideration payable to the former stockholders of Malibu.

10.          Stockholders’ Equity

Common and Preferred Stock:  The Company has 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 2, 2009 and October 3, 2008, there were no shares of Preferred Stock outstanding.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Treasury Stock:  In May 2008, the Company announced that its board of directors authorized the Company to implement a program to repurchase up to $12.0 million of the Company's common stock from time to time in the 12 months following the announcement, funded entirely from cash on hand. The stock repurchase program has expired. Repurchases made under the program were subject to the terms and limitations of Company's debt covenants, as well as market conditions and share price, and were made at management's discretion in open market trades, through block trades or in privately negotiated transactions. During fiscal year 2009, the Company did not repurchase any shares of common stock under the program. During fiscal year 2008, the Company repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Stock-Based Compensation Plans: The Company has four stock plans: the 2006 Equity and Performance Incentive Plan (the “2006 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”).

2006 Plan:    The 2006 Plan provides for an aggregate of up to 2,800,000 shares of CPI International’s common stock to be available for awards, plus the number of shares subject to awards granted under the 2004 Stock Incentive Plan and the 2000 Stock Option Plan that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”) and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of the shares on the date of grant. Effective February 2009, future share-based awards (other than option and stock appreciation right awards) made under the 2006 Plan will count as two shares for purposes of determining whether the cap on the total number of shares issuable under the 2006 Plan has been exceeded. Approximately 1,695,000 shares were available for grant as of October 2, 2009.

2006 ESPP:    The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal either a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase as determined by the Compensation Committee. Under the 2006 ESPP, approximately 526,000 shares of common stock were available for issuance as of October 2, 2009.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

Stock Options:  Options outstanding that have vested and are expected to vest as of October 2, 2009 are as follows:

	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested	2,845,996	$4.73	4.4	$20,227
Expected to vest	520,664	15.10	7.7	131
Total	3,366,660	6.34	4.9	$20,358

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FASB ASC 718

Additional information with respect to stock option activity is as follows:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 29, 2006	3,163,057	$4.51	7.24	$28,799	2,345,833	$2.85	6.90	$24,199
Granted	316,500	14.71
Exercised	(262,123)	2.76
Forfeited or cancelled	(46,353)	9.19
Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184
Granted	208,750	16.79
Exercised	(8,906)	4.32
Forfeited or cancelled	(21,631)	17.75
Balance at October 3, 2008	3,349,294	$6.23	5.77	$24,363	2,556,762	$3.83	5.16	$23,052
Granted	108,000	10.00
Exercised	(57,382)	1.44
Forfeited or cancelled	(17,149)	16.85
Balance at October 2, 2009	3,382,763	$6.38	4.95	$20,362	2,845,996	$4.73	4.43	$20,227

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

During the first quarter of fiscal year 2009, the Company granted its officers 108,000 shares of stock options that are subject to time vesting and market performance vesting conditions. All of such shares are broken up into two tranches (each a "Tranche"), each consisting of one-half of the nonvested shares. The nonvested shares in each Tranche become fully vested only if both the time vesting conditions and the performance conditions are satisfied with respect to such nonvested shares. The time vesting conditions with respect to 25% of the nonvested shares in each Tranche generally will be satisfied on each of the first four anniversaries of the grant date. The market performance conditions of each Tranche are based on specified price thresholds reached by the Company's common stock. The nonvested shares in Tranche One are subject to a $13.50 stock price threshold, and the nonvested shares in Tranche Two are subject to a $16.00 stock price threshold. In order for the market performance conditions to be satisfied with respect to a Tranche, the average closing share price of the Company's common stock must be at or above the applicable stock price threshold amount for 20 consecutive trading days. The stock options have a term of ten years at the grant date.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $11.25 as of October 2, 2009 or $12.64 as of October 3, 2008, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of the respective dates. As of October 2, 2009, approximately 2.5 million exercisable options were in-the-money.

During fiscal years 2009, 2008 and 2007, cash received from option exercises was approximately $0.1 million, $38,000 and $0.7 million, and the total intrinsic value of options exercised was approximately $0.4 million, $0.1 million and $3.6 million, respectively. As of October 2, 2009, there was approximately $2.7 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

Outstanding and exercisable options presented by exercise price at October 2, 2009 are as follows:

	Options Outstanding		Exercisable Options
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Term (Years)	Number of Options Exercisable	Weighted-Average Remaining Contractual Term (Years)
$0.20	619,109	3.4	619,109	3.4
$0.74	120,743	1.0	120,743	1.0
$1.08	8,000	4.3	8,000	4.3
$4.32	1,689,223	4.5	1,689,223	4.5
$6.61	49,032	5.0	49,032	5.0
$6.98	23,706	5.5	23,706	5.5
$10.00	108,000	9.2	-	-
$14.22	279,500	7.2	140,750	7.2
$16.79	195,950	8.2	49,558	8.2
$16.94	1,500	8.2	375	8.2
$17.09	6,000	7.4	4,000	7.4
$18.00	271,000	6.6	139,500	6.6
$19.53	7,000	8.0	-	-
$19.80	4,000	7.6	2,000	7.6
Total	3,382,763	5.0	2,845,996	4.4

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Stock Purchase Plan:  Employees purchased approximately 111,000 shares, 72,000 shares and 51,000 shares in fiscal years 2009, 2008 and 2007, respectively, for $1.0 million, $0.9 million and $0.8 million, respectively, under the 2006 ESPP. As of October 2, 2009, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: As of October 2, 2009 and October 3, 2008, there were outstanding 218,298 and 117,154, respectively, of nonvested restricted stock and restricted stock units, and as of September 28, 2007, there were 11,466 shares of nonvested restricted stock, in each case granted to directors and employees. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

Additional information with respect to outstanding restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Fair Value*
Nonvested at September 29, 2006	9,999	$18.00
Granted	7,022	$17.09
Vested	(5,555)	$18.00	$97
Forfeited	-	$-
Nonvested at September 28, 2007	11,466	$17.44
Granted	114,461	$15.22
Vested	(5,848)	$17.60	$62
Forfeited	(2,925)	16.79
Nonvested at October 3, 2008	117,154	$15.28
Granted	142,721	$8.87
Vested	(36,377)	$14.81	$233
Forfeited	(5,200)	$10.85
Nonvested at October 2, 2009	218,298	$11.27

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at October 2, 2009 was $2.5 million. As of October 2, 2009, there was $1.7 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

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

The Black-Scholes and the Monte Carlo simulation valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and require the input of subjective assumptions, including the expected stock price volatility and estimated option life. The Company currently does not intend to pay dividends and, accordingly, no dividends have been assumed in its Black-Scholes calculation and Monte Carlo simulation. Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility used in prior periods was based on expected volatilities of similar companies that have a longer history of being publicly traded. Beginning with fiscal year 2009, the expected volatility is based on a blend of expected volatilities of similar companies and that of the Company based on its available historical data. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company’s historical data is limited, the expected term of time-based options granted is based on the simplified method for plain vanilla options in accordance with ASC 718. The Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

There were no time-based options granted during fiscal year 2009.

Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during fiscal years 2008 and 2007 are presented below.

	Year Ended
	October 3,	September 28,
	2008	2007
Expected term (in years)	6.25	6.25
Expected volatility	41.20%	49.33%
Dividend yield	0.0%	0.0%
Risk-free rate	3.8%	4.7%

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options first granted during fiscal year 2009 are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.5%
Dividend yield	0%

There were no time- and market performance-based options granted during fiscal years 2008 and 2007.

The weighted-average grant-date fair value of all the options granted during fiscal years 2009, 2008 and 2007 was $5.61, $7.83 and $8.98 per share, respectively.

Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.51, $2.08 and $2.47 per share during fiscal years 2009, 2008 and 2007, respectively.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units first granted during fiscal year 2009 are presented below.

Expected volatility	51.50%
Risk-free rate	3.5%
Dividend yield	0%

There were no time- and market performance-based restricted stock and restricted stock units granted during fiscal years 2008 and 2007.

The weighted-average estimated fair value of restricted stock and restricted stock units granted was $8.87, $15.22 and $17.09 per share during fiscal years 2009, 2008 and 2007, respectively.

As stock-based compensation expense recognized in the consolidated statement of income for all fiscal years presented is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718, “Compensation—Stock Compensation,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for fiscal years 2009, 2008 and 2007, which was allocated as follows:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Share-based compensation cost recognized in the statement of income by caption:
Cost of sales	$506	$425	$274
Research and development	174	153	94
Selling and marketing	262	229	122
General and administrative	1,737	1,328	749
	$2,679	$2,135	$1,239

Share-based compensation cost capitalized in inventory	$516	$453	$297
Share-based compensation cost remaining in inventory at end of period	$86	$76	$48

Share-based compensation expense by type of award:
Stock options	$1,746	$1,544	$1,006
Restricted stock and restricted stock units	804	438	110
Stock purchase plan	129	153	123
	$2,679	$2,135	$1,239

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.2 million, $50,000 and $1.3 million during fiscal years 2009, 2008 and 2007, respectively.

11.          Income Taxes

Income before income taxes consisted of the following:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
U.S.	$15,206	$20,405	$20,466
Foreign	8,042	10,848	13,785
	$23,248	$31,253	$34,251

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Income tax expense consisted of the following:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Current
Federal	$1,263	$6,904	$4,946
State	1,083	1,980	2,320
Foreign	(1,201)	3,035	4,693
	1,145	11,919	11,959
Deferred
Federal	(99)	(934)	117
State	(738)	(208)	(143)
Foreign	(526)	27	(185)
	(1,363)	(1,115)	(211)
Income tax expense	$(218)	$10,804	$11,748

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	October 2, 2009		October 3, 2008	September 28, 2007
Statutory federal income tax rate	35.0%		35.0%	35.0%
Domestic manufacturing deduction	(1.7)		(1.5)	(0.7)
Foreign tax rate differential	(2.8)		(2.3)	(1.8)
State taxes	4.3		3.7	3.8
Research and development credit	(1.3)		-	-
Change in foreign filing position	-		-	(5.3)
Tax contingency reserve (reversal)/accrual	(14.6)		0.5	0.1
Correction of error from prior year	(7.2)		(1.4)	2.6
New state legislation	(2.9)		-	-
Tax treaty benefits	(12.1)		-	-
Other differences	2.4		0.6	0.6
Effective tax rate	(0.9	) %	34.6%	34.3%

    The effective tax rate for fiscal year 2009 was a negative 0.9% and diverged from the federal and state statutory rate primarily due to several significant discrete tax benefits: (1) $4.9 million relating to the Company’s position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $1.7 million for the correction of immaterial errors to tax accounts that should have been recorded in prior year’s financial statements, (3) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to apportion taxable income to California for tax years beginning on or after January 1, 2011, and (4) $0.6 million for state refunds claimed on prior year income tax returns based on the results of a foreign nexus study.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

On December 15, 2008, the Treasury Department announced that the Fifth Protocol ("Protocol") to the U.S.-Canada Income Tax Treaty ("Treaty") entered into force. The new treaty mandates arbitration for the resolution of double taxation disputes that are not settled through the competent authority process. As a result, the Company’s U.S. tax position related to the issues raised in the outstanding tax audit by the CRA became more favorable, and the Company recorded income tax benefits of $4.9 million in fiscal year 2009. This tax benefit was recorded through a $2.8 million reduction of Canadian tax contingency reserves, inclusive of interest and the recognition of a $2.8 million income tax receivable in the U.S., partially offset by a $0.7 million increase in related deferred tax liabilities.

The $1.7 million correction to prior year’s financial statements in fiscal year 2009 comprises $0.9 million for changes in foreign income tax rates that were not updated in a timely manner and $0.8 million recorded in the fourth quarter to true-up the 2008 income tax provision. Fiscal year 2008 includes a discrete tax benefit of $0.4 million that is attributable to fiscal year 2007 related to the correction of an immaterial error in the computation of the deferred taxes for warranty expenses in a foreign tax jurisdiction. U.S. income tax expense for fiscal year 2007 includes a charge to deferred income tax expense of approximately $0.9 million to correct an error for a deferred tax asset that should have been expensed in fiscal year 2006. The Company believes that the impact of these corrections was not material to its consolidated financial statements in the current year or in any of the prior year consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	October 2,	October 3,
	2009	2008
Deferred tax assets:
Inventory and other reserves	$7,121	$6,347
Accrued vacation	1,607	2,120
Deferred compensation and other accruals	5,338	4,263
Other comprehensive income	-	1,102
Debt issuance costs	525	684
Foreign jurisdictions	1,974	558
Land lease amortization	654	663
State taxes	158	521
Gross deferred tax assets	17,377	16,258
Valuation allowance	-	-
Total deferred tax assets	$17,377	$16,258

Deferred tax liabilities:
Accelerated depreciation	$(6,475)	$(7,491)
Acquisition-related intangibles	(23,659)	(23,450)
Other comprehensive income	(432)	-
Foreign jurisdictions	(2,885)	(1,091)
Total deferred tax liabilities	$(33,451)	$(32,032)
Net deferred tax liabilities	$(16,074)	$(15,774)

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

	October 2,	October 3,
	2009	2008
Current deferred tax assets	$8,652	$11,411
Long-term deferred tax assets (other long-term assets)	-	136
Long-term deferred tax liabilities	(24,726)	(27,321)
Net deferred tax liabilities	$(16,074)	$(15,774)

The Company has not provided deferred taxes on approximately $26 million of the Company's undistributed earnings in its Canadian operations which are intended to be permanently reinvested. A determination of the amount of the unrecognized deferred tax liability associated with these earnings is impracticable.

Effective September 29, 2007, the Company adopted FASB ASC 740, “Income Taxes,” which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting principle also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income taxes in the consolidated statement of income. In connection with the Company’s adoption of this guidance, there was no cumulative effect adjustment necessary to the September 29, 2007 balance of retained earnings.

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheet in the following accounts:

	October 2,	October 3,
	2009	2008
Income taxes payable	$2,713	$5,609
Other long-term liabilities	615	-
	$3,328	$5,609

Of the total unrecognized tax benefit balance, $2.4 million and $4.6 million would reduce the effective tax rate if recognized as of October 2, 2009 and October 3, 2008, respectively. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $3.6 million as audits close, statutes expire and amended tax returns are filed.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

As of October 2, 2009 and October 3, 2008, the Company had $0.6 million and $1.8 million of accrued income tax related interest and penalties on unrecognized tax benefits, respectively. Interest included in the Company’s provision for income taxes was a benefit of $1.2 million for fiscal year 2009 and an expense of $0.5 million for fiscal year 2008. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the income tax provision.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties is as follows:

	Year Ended
	October 2,	October 3,
	2009	2008
Unrecognized tax benefits - beginning of year	$5,609	$4,954
Settlements and effective settlements with tax authorities and related remeasurements	(75)	-
Increase in balances related to tax positions taken in current year	228	1,183
Decrease in balances related to tax positions taken in prior years	(2,964)	-
Increase in balances related to tax positions taken in prior years	512	(235)
Changes due to translation of foreign currency	18	(293)
Unrecognized tax benefits - end of year	$3,328	$5,609

    The Company files U.S. federal, California and other U.S. states, Canada and other foreign jurisdictions income tax returns. Generally, fiscal years 2005 to 2008 remain open to examination by the various taxing jurisdictions and the Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002.

Based on the outcome of examinations of the Company and the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. The majority of the Company’s unrecognized tax benefit is attributable to the CRA income tax contingency. The CRA is conducting an audit of the Company’s income tax returns in Canada for fiscal years 2001 and 2002. The Company received a proposed tax assessment, including interest expense from the CRA for fiscal years 2001 and 2002. The tax assessment is based on tax deductions related to the valuation of the Satcom business, which was purchased by Communications & Power Industries Canada Inc. from CPI in fiscal years 2001 and 2002. While the Company believes that it has meritorious defenses and intends to vigorously defend its position, it is reasonably possible that the CRA may issue a formal tax assessment requiring the Company to settle the tax deficiency within 12 months. The Company believes that adequate accruals have been provided for any adjustments that may result from the CRA examination. In addition, the Company has provided for amounts of anticipated tax audit adjustments in various jurisdictions based on its reasonable estimate of additional taxes and interest that do not meet the more likely than not standard under the accounting guidance for uncertainty in income taxes.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by FASB ASC 280, “Segment Reporting.” Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Sales from external customers
VED	$246,717	$279,364	$280,010
Satcom equipment	69,534	74,264	67,965
Other	16,625	16,386	3,115
	$332,876	$370,014	$351,090
Intersegment product transfers
VED	$18,070	$27,462	$22,898
Satcom equipment	9	116	23
	$18,079	$27,578	$22,921
Capital expenditures
VED	$2,536	$2,659	$7,649
Satcom equipment	141	692	341
Other	688	911	179
	$3,365	$4,262	$8,169
EBITDA
VED	$54,791	$69,923	$75,230
Satcom equipment	5,598	5,997	6,056
Other	(9,368)	(14,649)	(16,998)
	$51,021	$61,271	$64,288

	October 2,	October 3,
	2009	2008
Total assets
VED	$324,490	$324,483
Satcom equipment	46,720	48,219
Other	87,044	94,246
	$458,254	$466,948

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
(All tabular amounts in thousands except share and per share amounts)

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

Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Although the Company uses EBITDA as a financial measure to assess the performance of its business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. When analyzing the Company’s performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, operating income, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP. Operating income by the Company’s reportable segment was as follows:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Operating income
VED	$49,006	$64,431	$70,938
Satcom equipment	4,861	5,327	5,551
Other	(13,888)	(18,817)	(14,968)
	$39,979	$50,941	$61,521

The following table reconciles net income to EBITDA:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Net income	$23,466	$20,449	$22,503
Depreciation and amortization	10,794	10,963	9,098
Interest expense, net	16,979	19,055	20,939
Income tax (benefit) expense	(218)	10,804	11,748
EBITDA	$51,021	$61,271	$64,288

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Net property, plant and equipment by geographic area were as follows:

	October 2,	October 3,
	2009	2008
United States	$45,028	$48,593
Canada	12,831	13,843
Other	53	51
Total	$57,912	$62,487

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	October 2,	October 3,
	2009	2008
United States	$114,252	$114,297
Canada	47,973	48,314
	$162,225	$162,611

Geographic sales by customer location were as follows for external customers:

	Year Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
United States	$210,590	$237,909	$208,682
All foreign countries	122,286	132,105	142,408
Total sales	$332,876	$370,014	$351,090

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2009, 2008 and 2007. Direct sales to the United States Government were $49.2 million, $68.6 million and $56.8 million for fiscal years 2009, 2008 and 2007, respectively. Accounts receivable from this customer represented 11% and 17% of consolidated accounts receivable at October 2, 2009 and October 3, 2008, respectively.

13.           Selected Quarterly Financial Data (Unaudited)

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

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

All quarters presented comprised 13 weeks each except for the fourth quarter of fiscal year ended October 3, 2008 which comprised 14 weeks.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended October 2, 2009
Sales	$77,146	$81,903	$82,520	$91,307
Gross profit	19,916	21,766	24,284	27,525
Net income	7,655	3,689	3,870	8,252

Basic earnings per share	$0.47	$0.23	$0.24	$0.50
Diluted earnings per share	$0.44	$0.21	$0.22	$0.47

Year ended October 3, 2008
Sales	$85,910	$94,804	$90,734	$98,566
Gross profit	24,136	28,066	27,232	29,494
Net income	2,510	6,154	5,824	5,961

Basic earnings per share	$0.15	$0.38	$0.36	$0.37
Diluted earnings per share	$0.14	$0.35	$0.33	$0.34

Net income for the first quarter of fiscal year 2009 includes two significant discrete tax benefits: (1) $5.1 million related to the Company’s position with regard to an outstanding audit by the Canada Revenue Agency, and (2) $0.6 million for an adjustment to Canadian tax accounts.

Net income for the second quarter of fiscal year 2009 includes a significant discrete tax benefit of $0.7 million related to certain provisions of the California Budget Act of 2008 signed in February 2009.

14.           Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$10	$15,055	$759	$10,328	$-	$26,152
Restricted cash	-	-	1,467	94	-	1,561
Accounts receivable, net	-	18,456	12,581	14,108	-	45,145
Inventories	-	41,877	7,622	18,117	(620)	66,996
Deferred tax assets	-	8,494	2	156	-	8,652
Intercompany receivable	-	9,033	6,751	10,534	(26,318)	-
Prepaid and other current assets	-	5,396	475	829	-	6,700
Total current assets	10	98,311	29,657	54,166	(26,938)	155,206
Property, plant and equipment, net	-	42,048	3,001	12,863	-	57,912
Deferred debt issue costs, net	344	3,265	-	-	-	3,609
Intangible assets, net	-	54,891	13,477	7,062	-	75,430
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	3,645	227	-	-	3,872
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	211,575	114,416	-	-	(325,991)	-
Total assets	$211,929	$410,918	$67,335	$122,036	$(353,964)	$458,254

Liabilities and stockholders' equity
Accounts payable	$(1)	$11,100	$2,730	$8,836	$-	$22,665
Accrued expenses	137	13,293	1,634	3,951	-	19,015
Product warranty	-	1,893	452	1,500	-	3,845
Income taxes payable	-	1,683	151	2,471	-	4,305
Advance payments from customers	-	7,389	4,368	1,239	-	12,996
Intercompany payable	26,318	-	-	-	(26,318)	-
Total current liabilities	26,454	35,358	9,335	17,997	(26,318)	62,826
Deferred income taxes	-	20,342	-	4,384	-	24,726
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,922	183,000	-	-	-	194,922
Other long-term liabilities	-	1,720	36	471	-	2,227
Total liabilities	38,376	240,420	9,371	23,887	(27,353)	284,701
Common stock	168	-	-	-	-	168
Parent investment	-	52,241	43,167	58,615	(154,023)	-
Additional paid-in capital	75,630	-	-	(211)	211	75,630
Accumulated other comprehensive gain (loss)	598	598	-	(223)	(375)	598
Retained earnings	99,957	117,659	14,797	39,968	(172,424)	99,957
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	173,553	170,498	57,964	98,149	(326,611)	173,553
Total liabilities and stockholders' equity	$211,929	$410,918	$67,335	$122,036	$(353,964)	$458,254

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended October 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$209,545	$75,161	$128,105	$(79,935)	$332,876
Cost of sales	-	155,137	63,087	101,466	(80,305)	239,385
Gross profit	-	54,408	12,074	26,639	370	93,491
Operating costs and expenses:
Research and development	-	3,323	8	7,189	-	10,520
Selling and marketing	-	7,246	4,342	7,878	-	19,466
General and administrative	-	13,957	3,797	3,003	-	20,757
Amortization of acquisition-related intangible assets	-	1,558	607	604	-	2,769
Total operating costs and expenses	-	26,084	8,754	18,674	-	53,512
Operating income	-	28,324	3,320	7,965	370	39,979
Interest expense (income), net	987	15,920	(9)	81	-	16,979
Gain on debt extinguishment	-	(248)	-	-	-	(248)
(Loss) income before income tax expense
and equity in income of subsidiaries	(987)	12,652	3,329	7,884	370	23,248
Income tax (benefit) expense	(375)	1,447	701	(1,991)	-	(218)
Equity in income of subsidiaries	24,078	12,873	-	-	(36,951)	-
Net income	$23,466	$24,078	$2,628	$9,875	$(36,581)	$23,466

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended October 3, 2008

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$228,215	$81,065	$140,420	$(79,686)	$370,014
Cost of sales	-	163,032	69,153	108,275	(79,374)	261,086
Gross profit	-	65,183	11,912	32,145	(312)	108,928
Operating costs and expenses:
Research and development	-	3,108	444	7,237	-	10,789
Selling and marketing	-	7,724	4,494	8,926	-	21,144
General and administrative	-	14,572	4,180	4,199	-	22,951
Amortization of acquisition-related intangible assets	-	1,391	1,108	604	-	3,103
Total operating costs and expenses	-	26,795	10,226	20,966	-	57,987
Operating income	-	38,388	1,686	11,179	(312)	50,941
Interest expense (income), net	1,734	17,355	(53)	19	-	19,055
Loss on debt extinguishment	633	-	-	-	-	633
(Loss) income before income tax expense
and equity in income of subsidiaries	(2,367)	21,033	1,739	11,160	(312)	31,253
Income tax (benefit) expense	(900)	8,689	186	2,829	-	10,804
Equity in income of subsidiaries	21,916	9,572	-	-	(31,488)	-
Net income	$20,449	$21,916	$1,553	$8,331	$(31,800)	$20,449

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 28, 2007

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$221,150	$64,375	$140,808	$(75,243)	$351,090
Cost of sales	-	151,825	53,419	108,493	(75,948)	237,789
Gross profit	-	69,325	10,956	32,315	705	113,301
Operating costs and expenses:
Research and development	-	2,729	95	5,734	-	8,558
Selling and marketing	-	7,958	3,398	7,902	-	19,258
General and administrative	-	14,871	1,644	5,133	-	21,648
Amortization of acquisition-related intangible assets	-	1,462	250	604	-	2,316
Total operating costs and expenses	-	27,020	5,387	19,373	-	51,780
Operating income	-	42,305	5,569	12,942	705	61,521
Interest expense (income), net	7,301	13,833	(57)	(138)	-	20,939
Loss on debt extinguishment	4,279	2,052	-	-	-	6,331
(Loss) income before income tax expense
and equity in income of subsidiaries	(11,580)	26,420	5,626	13,080	705	34,251
Income tax (benefit) expense	(4,390)	11,630	323	4,185	-	11,748
Equity in income of subsidiaries	29,693	14,903	-	-	(44,596)	-
Net income	$22,503	$29,693	$5,303	$8,895	$(43,891)	$22,503

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,867)	$30,502	$624	$855	$-	$30,114
Cash flows from investing activities
Capital expenditures	-	(2,870)	(358)	(137)	-	(3,365)
Net cash used in investing activities	-	(2,870)	(358)	(137)	-	(3,365)
Cash flows from financing activities
Proceeds from stock purchase plan and exercises of stock options	1,037	-	-	-	-	1,037
Repayments of debt	-	(30,358)	-	-	-	(30,358)
Intercompany dividends / debt	756	(8,545)	-	7,789	-	-
Excess tax benefit on stock option exercises	-	54	-	-	-	54
Net cash provided by (used in) financing activities	1,793	(38,849)	-	7,789	-	(29,267)
Net (decrease) increase in cash and cash equivalents	(74)	(11,217)	266	8,507	-	(2,518)
Cash and cash equivalents at beginning of year	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of year	$10	$15,055	$759	$10,328	$-	$26,152

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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
(All tabular amounts in thousands except share and per share amounts)

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
Date: December 10, 2009
	By:	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: December 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI	Chief Executive Officer and Director	December 10, 2009
O. Joe Caldarelli	(Principal Executive Officer)
/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer	December 10, 2009
Joel A. Littman	and Secretary (Principal Financial and Accounting Officer)
MICHAEL TARGOFF*	Chairman of the Board of Directors	December 10, 2009
Michael Targoff
MICHAEL F. FINLEY*	Director	December 10, 2009
Michael F. Finley
JEFFREY P. HUGHES*	Director	December 10, 2009
Jeffrey P. Hughes
STEPHEN R. LARSON*	Director	December 10, 2009
Stephen R. Larson
WILLIAM P. RUTLEDGE*	Director	December 10, 2009
William P. Rutledge

*By:	/s/ JOEL A. LITTMAN
Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Stock Sale Agreement (“Stock Sale Agreement”), dated as of June 9, 1995, by and between Communications & Power Industries, Inc. (“CPI”) (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. (“Varian Associates”) (Exhibit 2.1)(1)

2.2	First Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.2)(1)
2.3	Second Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.3)(1)
2.4	Modification Agreement to Stock Sale Agreement, dated June 18, 2004, by and between CPI and Varian Medical Systems, Inc. (Exhibit 10.2)(9)
3.1	Restated Certificate of Incorporation of CPI, filed with the Delaware Secretary of State on December 10, 2004 (Exhibit 3.1)(10)
3.2	Amended and Restated Bylaws of CPI, dated March 19, 2002 (Exhibit 3.2)(4)
3.3	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on April 7, 2006 (Exhibit 3.3)(15)
3.4	Amended and Restated Bylaws of the Registrant, effective April 7, 2006 (Exhibit 3.4) (15)
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

4.5	Specimen common stock certificate of the Registrant (Exhibit 4.5)(15)

Exhibit Number	Exhibit Description
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

10.10	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)
10.11	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.12	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)
10.13	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(12)

Exhibit Number	Exhibit Description

10.14	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16) (12)
10.15	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.16	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.17	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)
10.18	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(7)
10.19	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(12)
10.20	Conformed copy of 2004 Stock Incentive Plan reflecting amendments adopted on September 24, 2004 and December 7, 2006 (Exhibit 10.20)(17)
10.21	Form of Option Agreement (Employees) under the 2004 Stock Incentive Plan (Exhibit 10.2)(8)
10.22	Form of Option Agreement (Directors) under the 2004 Stock Incentive Plan (Exhibit 10.3)(8)
10.23	Conformed copy of 2006 Equity and Performance Incentive Plan reflecting amendments adopted on December 7, 2006, December 9, 2008 and February 24, 2009 (Exhibit 10.1)(24)
10.24	Form of Stock Option Agreement (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.25)(15)
10.25	Form of Stock Option Agreement (Senior Executives) (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.26)(15)
10.26	Form of Stock Option Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.27)(15)
10.27	Form of Restricted Stock Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.28)(15)
10.28	Conformed copy of 2006 Employee Stock Purchase Plan reflecting amendments adopted on July 1, 2006 and December 7, 2006 (Exhibit 10.28)(17)
10.29	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(6)
10.30	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004 (Exhibit 10.3)(22)
10.31	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli (Exhibit 10.1)(16)

Exhibit Number	Exhibit Description

10.32	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett (Exhibit 10.1)(22)
10.33	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman (Exhibit 10.2)(22)
10.34	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman (Exhibit 10.41)(6)
10.35	Form of Indemnification Agreement (Exhibit 10.36)(15)
10.36	Form of Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(18)
10.37	Form of Stock Option Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(18)
10.38	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley (Exhibit 10.1)(19)
10.39
Amended and Restated Credit Agreement, dated as of August 1, 2007, among CPI, as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC and Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, , Bear Stearns Corporate Lending Inc., The Royal Bank of Scotland PLC, and RBS Securities Corp (Exhibit 10.1)(20)

10.40	Form of Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(21)
10.41	Form of Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(21)
10.42	Form of Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.3)(21)
10.43	Form of Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.4)(21)
10.44	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler (Exhibit 10.44)(23)
10.45	New Form of Performance Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.45)(23)
10.46	New Form of Performance Stock Option Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.46)(23)
10.47	New Form of Performance Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.47)(23)

Exhibit Number	Exhibit Description

10.48	New Form of Performance Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.48)(23)
10.49	New Form of Performance Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.49)(23)
10.50	New Form of Performance Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.50)(23)
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
24	Powers of Attorney of the Board of Directors and Officers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Communications & Power Industries Inc.’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995

(2)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2000 (File No. 033-96858)

(3)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858)
(4)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002
(5)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003
(6)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003
(7)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2004
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2005
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on April 19, 2005
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2005
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed on May 15, 2006
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on December 13, 2006
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 12, 2007
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on August 6, 2007
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on December 11, 2007
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 6, 2008
(23)	Incorporated by reference to the Registrant’s Form 10-K filed on December 15, 2008
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on February 25, 2009