Form 10-Q
period 2010-01-01
CPI INTERNATIONAL, INC.
filed 2010-02-10
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,633,630 shares of Common Stock, $0.01 par value, at February 1, 2010.

CPI INTERNATIONAL, INC.
and Subsidiaries

10-Q REPORT
INDEX

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	January 1,	October 2,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$35,110	$26,152
Restricted cash	1,780	1,561
Accounts receivable, net	40,159	45,145
Inventories	70,895	66,996
Deferred tax assets	8,585	8,652
Prepaid and other current assets	7,269	6,700
Total current assets	163,798	155,206
Property, plant, and equipment, net	56,725	57,912
Deferred debt issue costs, net	3,282	3,609
Intangible assets, net	74,682	75,430
Goodwill	162,225	162,225
Other long-term assets	3,903	3,872
Total assets	$464,615	$458,254

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$20,156	$22,665
Accrued expenses	22,084	19,015
Product warranty	3,961	3,845
Income taxes payable	4,383	4,305
Deferred income taxes	212	-
Advance payments from customers	13,302	12,996
Total current liabilities	64,098	62,826
Deferred income taxes, non-current	24,342	24,726
Long-term debt, less current portion	194,925	194,922
Other long-term liabilities	2,071	2,227
Total liabilities	285,436	284,701
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,833 and 16,807 shares issued; 16,627 and 16,601 shares outstanding)	168	168
Additional paid-in capital	76,571	75,630
Accumulated other comprehensive income	1,442	598
Retained earnings	103,798	99,957
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	179,179	173,553
Total liabilities and stockholders' equity	$464,615	$458,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Quarter Ended
	January 1, 2010	January 2, 2009
Sales	$82,767	$77,146
Cost of sales	59,327	57,230
Gross profit	23,440	19,916
Operating costs and expenses:
Research and development	2,556	2,183
Selling and marketing	5,040	4,989
General and administrative	5,525	5,224
Amortization of acquisition-related intangible assets	687	694
Total operating costs and expenses	13,808	13,090
Operating income	9,632	6,826
Interest expense, net	3,881	4,455
Income before income taxes	5,751	2,371
Income tax expense (benefit)	1,910	(5,284)
Net income	$3,841	$7,655

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges and minimum pension liability adjustment	844	(3,879)
Comprehensive income	$4,685	$3,776

Earnings per common share - Basic	$0.23	$0.47
Earnings per common share - Diluted	$0.21	$0.44

Shares used to compute earnings per common share - Basic	16,452	16,269
Shares used to compute earnings per common share - Diluted	17,630	17,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Quarter Ended
	January 1,	January 2,
	2010	2009
Cash flows from operating activities
Net cash provided by operating activities	$9,564	$4,599

Cash flows from investing activities
Capital expenditures	(811)	(904)
Net cash used in investing activities	(811)	(904)

Cash flows from financing activities
Repayments of debt	-	(4,750)
Proceeds from issuance of common stock to employees	189	423
Proceeds from exercise of stock options	14	7
Excess tax benefit on stock option exercises	2	-
Net cash provided by (used in) financing activities	205	(4,320)

Net increase (decrease) in cash and cash equivalents	8,958	(625)
Cash and cash equivalents at beginning of period	26,152	28,670
Cash and cash equivalents at end of period	$35,110	$28,045

Supplemental cash flow disclosures
Cash paid for interest	$1,054	$1,503
Cash paid for income taxes, net of refunds	$2,273	$819

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

The accompanying consolidated financial statements represent the consolidated results and financial position of CPI International, which is controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). CPI International, through its wholly owned subsidiary, CPI, develops, manufactures and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments: VED and satcom equipment.

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2010 and 2009 comprise the 52-week periods ending October 1, 2010 and October 2, 2009, respectively. The first quarters of both fiscal years 2010 and 2009 include 13 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of January 1, 2010 and for the first quarter of fiscal years 2010 and 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009. The condensed consolidated balance sheet as of October 2, 2009 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended January 1, 2010 are not necessarily indicative of results to be expected for the full year.

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

Subsequent Events

The Company performs an evaluation of events that occur after a balance sheet date, but before financial statements are issued or available to be issued, for potential recognition or disclosure of such events in its financial statements. The Company evaluated all events or transactions that occurred from January 2, 2010 through February 10, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

2.	Recently Issued Accounting Standards

In the first quarter of fiscal year 2010, the Company adopted provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of this new standard did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to ASC 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. This guidance under ASC 260 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted the provisions of this guidance under ASC 260 effective October 3, 2009 and has included the required disclosures in Note 9. The adoption of this guidance did not have a material impact on the Company’s computation of earnings per share.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

    In October 2008, the FASB issued guidance codified under ASC 715, “Compensation—Retirement Benefits,” which requires that an employer disclose the following information about the fair value of plan assets: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; (2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and (3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs. At initial adoption, application of this guidance would not be required for earlier periods that are presented for comparative purposes. The Company adopted the provisions of this guidance under ASC 715 effective October 3, 2009. The adoption did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2009, the FASB released an amendment to ASC 805, “Business Combinations,” which requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The Company adopted the provisions of the guidance under ASC 805 and its amendment effective October 3, 2009. The impact of the adoption will depend on the nature of acquisitions completed in the future.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, an update to ASC 860, “Transfers and Servicing,” related to accounting for transfers of financial assets. ASU 2009-16  was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for the first annual reporting period that begins after November 15, 2009. The application of this guidance will only apply and be effective should the Company transfer financial assets on or after October 2, 2010. The adoption of ASU 2009-16 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. The Company adopted the provisions of this guidance under ASU 2009-05 effective October 3, 2009. The adoption did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it to have a material effect.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the ASC 985, “Software.” ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it to have a material effect.

3.           Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	January 1,	October 2,
	2010	2009
Accounts receivable	$40,275	$45,240
Less: Allowance for doubtful accounts	(116)	(95)
Accounts receivable, net	$40,159	$45,145

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:    The following table provides details of inventories:

	January 1,	October 2,
	2010	2009
Raw material and parts	$41,722	$38,205
Work in process	21,525	20,542
Finished goods	7,648	8,249
	$70,895	$66,996

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Quarter Ended
	January 1,	January 2,
	2010	2009
Balance at beginning of period	$4,068	$1,928
Provision for loss contracts, charged to cost of sales	1,111	479
Credit to cost of sales upon revenue recognition	(668)	(685)
Balance at end of period	$4,511	$1,722

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	January 1,	January 2,
	2010	2009
Inventories	$4,391	$1,581
Accrued expenses	120	141
	$4,511	$1,722

Product Warranty:    The following table summarizes the activity related to product warranty:

	Quarter Ended
	January 1,	January 2,
	2010	2009
Beginning accrued warranty	$3,845	$4,159
Actual costs of warranty claims	(1,170)	(1,183)
Estimates for product warranty, charged to cost of sales	1,286	1,014
Ending accrued warranty	$3,961	$3,990

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Accumulated Other Comprehensive Income:    The following table provides the components of accumulated other comprehensive income in the condensed consolidated balance sheets:

	January 1,	October 2,
	2010	2009
Unrealized gain on cash flow hedges, net of tax	$1,678	$828
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(236)	(230)
	$1,442	$598

4.           Financial Instruments

FASB ASC 825 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under ASC 825 are described as follows:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s non-financial assets (including goodwill, intangible assets and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the first quarter of fiscal year 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of January 1, 2010, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

	Fair Value Measurements at January 1, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$27,998	$27,998	$-	$-
Mutual funds2	163	163	-	-
Foreign exchange forward derivatives3	3,143	-	3,143	-
Total assets at fair value	$31,304	$28,161	$3,143	-

Liabilities:
Interest rate swap derivative4	$1,857	$-	$1,857	$-
Total liabilities at fair value	$1,857	$-	$1,857	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
3 The foreign currency derivatives are classified as part of prepaid and other current assets in the condensed consolidated balance sheet.
4 The interest rate swap derivatives are classified as part of accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

	Fair Value Measurements at October 2, 2009 Using
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

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
3 The foreign currency derivatives are classified as part of prepaid and other current assets in the condensed consolidated balance sheet.
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

Derivatives

The Company executes foreign exchange forward contracts to purchase Canadian dollars and holds a pay-fixed receive-variable interest rate swap contract, all executed in the retail market with its relationship banks. To determine the most appropriate value, the Company uses an in-exchange valuation premise which considers the assumptions that market participants would use in pricing the derivatives. The Company has elected to use the income approach and uses observable (Level 2) market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs for derivative valuations are midmarket quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

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

See Note 5 for further information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt as of January 1, 2010 and October 2, 2009 was $189.1 million and $188.5 million, respectively, compared to the carrying value of $194.9 million.

5.           Derivative Instruments and Hedging Activities

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of January 1, 2010 have durations of 5 to 17 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At January 1, 2010, the unrealized gain, net of tax of $1.6 million, was $2.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of income. The time value was not material for the first quarter of fiscal years 2010 and 2009. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative in the condensed consolidated statements of income. The gain recognized in general and administrative due to hedge ineffectiveness was insignificant for the first quarter of fiscal year 2010. No ineffective amounts were recognized due to hedge ineffectiveness in the first quarter of fiscal year 2009.

As of January 1, 2010, the Company had entered into Canadian dollar forward contracts for approximately $27.2 million (Canadian dollars), or approximately 74% of estimated Canadian dollar denominated expenses for January 2010 through September 2010, at an average rate of approximately 0.84 U.S. dollar to Canadian dollar.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its term loan under its senior credit facilities. The notional value of the 2007 Swap was $45.0 million at January 1, 2010 and represented approximately 68% of the aggregate term loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of ASC 815, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. At January 1, 2010, the unrealized loss, net of tax of $0.7 million, was $1.2 million. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net in the consolidated statements of income.

See Note 4, Financial Instruments, for further information regarding the Company’s derivative instruments.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at January 1, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133

Interest rate contracts	Prepaid and other current assets	$-	Accrued expenses	$(1,539)
Interest rate contracts	Other long-term assets	-	Other long-term liabilities	(318)

Forward contracts	Prepaid and other current assets	3,143	Accrued expenses	-

Total derivatives designated as hedging instruments under SFAS No. 133		$3,143		$(1,857)

As of January 1, 2010, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income for the first quarter of fiscal year 2010:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
Interest rate contracts	$(84)	Interest expense, net	$(550)	Interest expense, net	$(10)

Forward contracts	752	Cost of sales	(75)	General and administrative	2	(a)
		Research and development	39
		Selling and marketing	17
		General and administrative	22
Total	$668		$(547)		$(8)

(a) The amount of gain recognized in income represents a $5 gain related to the ineffective portion of the hedging relationships, net of $3 loss related to the amount excluded from the assessment of hedge effectiveness.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at January 1, 2010, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At January 1, 2010, the Company’s interest rate contract derivatives were in a liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

6.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at January 1, 2010 were as follows:

Fiscal Year	Operating Leases
2010 (remaining nine months)	$1,442
2011	792
2012	610
2013	451
2014	325
Thereafter	2,602
$6,222

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.7 million for the first quarter of fiscal years 2010 and 2009. Assets subject to capital leases at January 1, 2010 and October 2, 2009 were not material.

Guarantees: The Company has restricted cash of $1.8 million and $1.6 million as of January 1, 2010 and October 2, 2009, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Purchase commitments: As of January 1, 2010, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2010 (remaining nine months)	$29,766
2011	5,314
2012	213
2013	-
2014	-
$35,293

Contingent Earnout Consideration: Under the terms of the purchase agreement for the acquisition of Malibu Research, Inc. (“Malibu”) in August 2007, in addition to the $20.5 million of net cash consideration paid for the acquisition, the Company could also be required to pay a potential earnout to the former stockholders of Malibu of up to $7.7 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”). In addition, a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010 may apply. As of January 1, 2010, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first and second earnout periods, therefore, the maximum potential Financial Earnout that could be earned over the 3 years following the acquisition has been reduced from the original potential total of $14.0 million to $7.7 million based on the performance in the first and second earnout periods. Based on its current financial forecasts for Malibu, the Company expects that no earnout will ultimately be payable for the third earnout period.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

During fiscal year 2009, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. The Company plans to contest this matter vigorously. The Company has recorded certain costs in fiscal year 2008 as a result of the termination, however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter or whether an unfavorable resolution of this matter would have a material adverse effect on the Company's consolidated results of operations and cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.           Stock-based Compensation Plans

Stock Options: The following table summarizes the status of the Company’s stock option awards as of January 1, 2010 and October 2, 2009 and of changes during the first quarter of fiscal year 2010 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 2, 2009	3,382,763	$6.38	4.95	$20,362	2,845,996	$4.73	4.43	$20,227
Granted	108,000	9.66
Exercised	(3,073)	4.32
Forfeited or cancelled	(9,250)	16.28
Balance at January 1, 2010	3,478,440	$6.46	4.86	$25,930	2,954,106	$5.13	4.30	$25,194

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $13.24 as of January 1, 2010, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of January 1, 2010, approximately 2.5 million exercisable options were in-the-money.

During the first quarter of fiscal year 2010, cash received from option exercises was approximately $13,500, and the total intrinsic value of options exercised was $21,697. During the first quarter of fiscal year 2009, cash received from option exercises was approximately $6,592, and the total intrinsic value of options exercised was $7,004. As of January 1, 2010, there was approximately $3.0 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.5 years.

Stock Purchase Plan:  Employees purchased approximately 17,000 shares in the first quarter of fiscal year 2010 for $0.2 million and approximately 48,000 shares in the first quarter of fiscal year 2009 for $0.4 million under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of January 1, 2010, there were no unrecognized compensation costs related to rights to acquire stock under the Company’s stock purchase plan.

Restricted Stock and Restricted Stock Units: There were 337,523 and 218,298 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of January 1, 2010 and October 2, 2009, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of January 1, 2010 and October 2, 2009 and of changes during the first quarter of fiscal year 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 2, 2009	218,298	$11.27
Granted	140,800	$9.66
Vested	(19,525)	$16.79
Forfeited	(2,050)	$10.76
Nonvested at January 1, 2010	337,523	$10.28

During the first quarter of fiscal year 2010, the Company granted 104,800 restricted stock units with time vesting criteria to certain of its non-executive employees and 36,000 restricted stock units with performance vesting criteria to its executive officers.

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at January 1, 2010 and October 2, 2009  was $4.5 million and $2.5 million, respectively. As of January 1, 2010, there was $2.9 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

The Company settles stock option exercises, restricted stock awards and restricted stock units with newly issued common shares.

Valuation and Expense Information

The fair value of the Company’s time-based option awards is estimated on the date of grant using the Black-Scholes model. The fair value of each market performance-based (or combination of market performance- and time-based) option, restricted stock and restricted stock unit awards is estimated on the date of grant using the Monte Carlo simulation technique in a risk-neutral framework.

Stock Options. Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during the first quarter of fiscal year 2010 are presented below.

Expected term (in years)	7.79
Expected volatility	60.50%
Risk-free rate	3.00%
Dividend yield	0%

There were no time-based options granted during the first quarter of fiscal year 2009.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

There were no time- and market performance-based options granted during the first quarter of fiscal year 2010. Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options granted during the first quarter of fiscal year 2009 are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.53%
Dividend yield	0%

    The weighted-average grant-date fair value of all the options granted during the first quarter of fiscal years 2010 and 2009 was $6.25 and $5.61 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.99 and $1.54 per share during the first quarter of fiscal years 2010 and 2009, respectively.

Restricted Stock and Restricted Stock Units. The fair value of each time-based restricted stock and restricted stock unit award and each of performance-based restricted stock unit award is calculated using the market price of the Company’s common stock on the date of grant. The fair value of each performance-based restricted stock unit award assumes that the relevant performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests.

There were no time- and market performance-based restricted stock and restricted stock units granted during the first quarter of fiscal year 2010. Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units granted during the first quarter of fiscal year 2009 are presented below.

Expected volatility	51.50%
Risk-free rate	3.54%
Dividend yield	0%

The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the first quarter of fiscal years 2010 and 2009 was $9.66 and $8.89 per share, respectively.

As stock-based compensation expense recognized in the condensed consolidated statements of income and comprehensive income for the first quarter of fiscal years 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718, “Compensation—Stock Compensation,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the first quarter of fiscal years 2010 and 2009, which was allocated as follows:

	Quarter Ended
	January 1, 2010	January 2, 2009
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$133	$117
Research and development	49	42
Selling and marketing	73	68
General and administrative	475	394
	$730	$621

Share-based compensation cost capitalized in inventory	$141	$124
Share-based compensation cost remaining in inventory at end of period	$94	$83

Share-based compensation expense by type of award:
Stock options	$456	$418
Restricted stock and units	241	168
Stock purchase plan	33	35
	$730	$621

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.1 million during the first quarter of fiscal years 2010 and 2009.

8.           Income Taxes

The income tax expense of $1.9 million for the first quarter of fiscal year 2010 and income tax benefit of $5.3 million for the first quarter of fiscal year 2009 reflect estimated federal, foreign and state taxes. The effective tax rate for the first quarter of fiscal year 2010 was 33.2%. The effective tax rate for the first quarter of fiscal year 2009 was a negative 223% and diverged from the federal and state statutory rate primarily due to recording two significant discrete tax benefits: (1) $5.1 million relating to adjustments to the Company’s position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”), and (2) $0.6 million for adjustments to Canadian deferred tax accounts that should have been recorded in the first quarter of fiscal year 2008.

The Company files U.S. federal income tax returns, as well as income tax returns in, California and other U.S. states, Canada and other foreign jurisdictions. Generally, fiscal years 2005 to 2008 remain open to examination by the various taxing jurisdictions. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are fiscal years 2001 and 2002.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The total unrecognized tax benefit, which excludes any related interest accruals, was $3.4 million as of January 1, 2010. Of the total unrecognized tax benefit balance, $2.5 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of January 1, 2010. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statement of income and comprehensive income and totaled approximately $0.1 million for the first quarter of fiscal year 2010. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.6 million as of January 1, 2010. The Company had minimal penalties accrued in income tax expense.

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.7 million as audits close, statutes expire and tax payments are made. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period.

9.           Earnings Per Share

Earnings per share is computed using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Earnings per share for the respective periods were calculated as follows (amounts and shares in thousands, except per share data):

	Quarter Ended
	January 1, 2010	January 2, 20091
Basic Earnings per Share
Net income	$3,841	$7,655
Income allocated to participating securities	(57)	(72)
Net income available to common shareholders	$3,784	$7,583

Basic weighted average common shares outstanding	16,452	16,269
Net income per common share - Basic	$0.23	$0.47

Diluted Earnings per Share
Net income	$3,841	$7,655
Income allocated to participating securities	(57)	(72)
Net income available to common shareholders	$3,784	$7,583

Basic weighted average common shares outstanding	16,452	16,269
Effect of dilutive stock options	1,178	1,094
Diluted weighted averages common shares outstanding	17,630	17,363
Net income per common share - Diluted	$0.21	$0.44

1 Restated in accordance with ASC 260.

The calculation of diluted net income per share excludes all anti-dilutive shares from stock options. For the first quarter of fiscal years 2010 and 2009, the number of anti-dilutive stock options, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 0.9 million and 0.8 million shares, respectively.

10.           Segments, Geographic and Customer Information

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Quarter Ended
	January 1,	January 2,
	2010	2009
Sales from external customers
VED	$59,077	$55,628
Satcom equipment	20,127	17,451
Other	3,563	4,067
	$82,767	$77,146
Intersegment product transfers
VED	$6,113	$5,365
Satcom equipment	-	9
	$6,113	$5,374
EBITDA
VED	$12,719	$10,351
Satcom equipment	2,728	1,363
Other	(3,080)	(2,190)
	$12,367	$9,524

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

•
the Company’s Senior Credit Facilities contain a covenant that requires the Company to maintain a senior secured leverage ratio that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with this covenant;

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Although the Company uses EBITDA as a financial measure to assess the performance of its business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. When analyzing the Company’s performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, operating income, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating income by the Company’s reportable segments was as follows:

	Quarter Ended
	January 1,	January 2,
	2010	2009
Operating income
VED	$11,232	$8,923
Satcom equipment	2,549	1,172
Other	(4,149)	(3,269)
	$9,632	$6,826

The following table reconciles net income to EBITDA:

	Quarter Ended
	January 1,	January 2,
	2010	2009
Net income	$3,841	$7,655
Depreciation and amortization	2,735	2,698
Interest expense, net	3,881	4,455
Income tax expense (benefit)	1,910	(5,284)
EBITDA	$12,367	$9,524

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

11.           Supplemental Guarantors Condensed Consolidating Financial Information (Unaudited)

Issued on January 23, 2004, CPI’s 8% Senior Subordinated Notes due 2012 (“8% Notes”), the current balance of which is $117.0 million, are guaranteed by CPI International and all of CPI’s domestic subsidiaries. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) the Company’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the parent, CPI International, (b) the issuer, CPI, (c) the guarantor subsidiaries (all of the domestic subsidiaries), (d) the non-guarantor subsidiaries, (e) the consolidating elimination entries, and (f) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of CPI International.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$82	$18,413	$845	$15,770	$-	$35,110
Restricted cash	-	-	1,687	93	-	1,780
Accounts receivable, net	-	15,164	10,576	14,419	-	40,159
Inventories	-	43,548	8,083	19,866	(602)	70,895
Deferred tax assets	-	8,566	2	17	-	8,585
Intercompany receivable	-	18,156	8,027	-	(26,183)	-
Prepaid and other current assets	25	5,664	494	1,086	-	7,269
Total current assets	107	109,511	29,714	51,251	(26,785)	163,798
Property, plant and equipment, net	-	41,083	2,997	12,645	-	56,725
Deferred debt issue costs, net	330	2,952	-	-	-	3,282
Intangible assets, net	-	54,439	13,331	6,912	-	74,682
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	3,676	227	-	-	3,903
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	217,182	111,142	-	-	(328,324)	-
Total assets	$217,619	$417,145	$67,242	$118,753	$(356,144)	$464,615

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$-	$9,254	$1,726	$9,176	$-	$20,156
Accrued expenses	336	16,675	1,714	3,359	-	22,084
Product warranty	-	1,952	524	1,485	-	3,961
Income taxes payable	-	1,398	177	2,808	-	4,383
Deferred income taxes	-	-	-	212	-	212
Advance payments from customers	-	6,869	4,891	1,542	-	13,302
Intercompany payable	26,179	-	-	4	(26,183)	-
Total current liabilities	26,515	36,148	9,032	18,586	(26,183)	64,098
Deferred income taxes, non-current	-	20,331	-	4,011	-	24,342
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,925	183,000	-	-	-	194,925
Other long-term liabilities	-	1,561	36	474	-	2,071
Total liabilities	38,440	241,040	9,068	24,106	(27,218)	285,436
Common stock	168	-	-	-	-	168
Parent investment	-	53,028	43,167	58,759	(154,954)	-
Additional paid-in capital	76,571	-	-	(8,211)	8,211	76,571
Accumulated other comprehensive loss	1,442	1,442	-	590	(2,032)	1,442
Retained earnings	103,798	121,635	15,007	43,509	(180,151)	103,798
Treasury stock, at cost	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	179,179	176,105	58,174	94,647	(328,926)	179,179
Total liabilities and stockholders' equity	$217,619	$417,145	$67,242	$118,753	$(356,144)	$464,615

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$10	$15,055	$759	$10,328	$-	$26,152
Restricted cash	-	-	1,467	94	-	1,561
Accounts receivable, net	-	18,456	12,581	14,108	-	45,145
Inventories	-	41,877	7,622	18,117	(620)	66,996
Deferred tax assets	-	8,494	2	156	-	8,652
Intercompany receivable	-	9,033	6,751	10,534	(26,318)	-
Prepaid and other current assets	-	5,396	475	829	-	6,700
Total current assets	10	98,311	29,657	54,166	(26,938)	155,206
Property, plant and equipment, net	-	42,048	3,001	12,863	-	57,912
Deferred debt issue costs, net	344	3,265	-	-	-	3,609
Intangible assets, net	-	54,891	13,477	7,062	-	75,430
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	3,645	227	-	-	3,872
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	211,575	114,416	-	-	(325,991)	-
Total assets	$211,929	$410,918	$67,335	$122,036	$(353,964)	$458,254

Liabilities and stockholders' equity
Accounts payable	$(1)	$11,100	$2,730	$8,836	$-	$22,665
Accrued expenses	137	13,293	1,634	3,951	-	19,015
Product warranty	-	1,893	452	1,500	-	3,845
Income taxes payable	-	1,683	151	2,471	-	4,305
Advance payments from customers	-	7,389	4,368	1,239	-	12,996
Intercompany payable	26,318	-	-	-	(26,318)	-
Total current liabilities	26,454	35,358	9,335	17,997	(26,318)	62,826
Deferred income taxes, non-current	-	20,342	-	4,384	-	24,726
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,922	183,000	-	-	-	194,922
Other long-term liabilities	-	1,720	36	471	-	2,227
Total liabilities	38,376	240,420	9,371	23,887	(27,353)	284,701
Common stock	168	-	-	-	-	168
Parent investment	-	52,241	43,167	58,615	(154,023)	-
Additional paid-in capital	75,630	-	-	(211)	211	75,630
Accumulated other comprehensive gain (loss)	598	598	-	(223)	(375)	598
Retained earnings	99,957	117,659	14,797	39,968	(172,424)	99,957
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	173,553	170,498	57,964	98,149	(326,611)	173,553
Total liabilities and stockholders' equity	$211,929	$410,918	$67,335	$122,036	$(353,964)	$458,254

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended January 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$47,936	$17,419	$37,119	$(19,707)	$82,767
Cost of sales	-	36,880	14,783	27,389	(19,725)	59,327
Gross profit	-	11,056	2,636	9,730	18	23,440
Operating costs and expenses:
Research and development	-	557	20	1,979	-	2,556
Selling and marketing	-	1,593	1,173	2,274	-	5,040
General and administrative	1	3,323	987	1,214	-	5,525
Amortization of acquisition-related intangible assets	-	390	146	151	-	687
Total operating costs and expenses	1	5,863	2,326	5,618	-	13,808
Operating income	(1)	5,193	310	4,112	18	9,632
Interest expense, net	216	3,638	(1)	28	-	3,881
(Loss) income before income tax expense
and equity in income of subsidiaries	(217)	1,555	311	4,084	18	5,751
Income tax (benefit) expense	(82)	1,348	101	543	-	1,910
Equity in income of subsidiaries	3,976	3,769	-	-	(7,745)	-
Net income	$3,841	$3,976	$210	$3,541	$(7,727)	$3,841

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended January 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$46,215	$19,707	$31,723	$(20,499)	$77,146
Cost of sales	-	36,267	16,613	24,773	(20,423)	57,230
Gross profit	-	9,948	3,094	6,950	(76)	19,916
Operating costs and expenses:
Research and development	-	684	-	1,499	-	2,183
Selling and marketing	-	1,742	1,247	2,000	-	4,989
General and administrative	-	3,730	1,023	471	-	5,224
Amortization of acquisition-related intangible assets	-	390	153	151	-	694
Total operating costs and expenses	-	6,546	2,423	4,121	-	13,090
Operating income	-	3,402	671	2,829	(76)	6,826
Interest expense (income), net	278	4,153	(5)	29	-	4,455
(Loss) income before income tax expense
and equity in income of subsidiaries	(278)	(751)	676	2,800	(76)	2,371
Income tax (benefit) expense	(105)	(3,834)	115	(1,460)	-	(5,284)
Equity in income of subsidiaries	7,828	4,745	-	-	(12,573)	-
Net income	$7,655	$7,828	$561	$4,260	$(12,649)	$7,655

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(131)	$3,972	$187	$5,536	$-	$9,564
Cash flows from investing activities
Capital expenditures	-	(616)	(101)	(94)	-	(811)
Net cash used in investing activities	-	(616)	(101)	(94)	-	(811)
Cash flows from financing activities
Proceeds from issuance of common stock to employees	189	-	-	-	-	189
Proceeds from exercise of stock options	14	-	-	-	-	14
Excess tax benefit on stock option exercises	-	2	-	-	-	2
Net cash provided by financing activities	203	2	-	-	-	205
Net increase in cash and cash equivalents	72	3,358	86	5,442	-	8,958
Cash and cash equivalents at beginning of period	10	15,055	759	10,328	-	26,152
Cash and cash equivalents at end of period	$82	$18,413	$845	$15,770	$-	$35,110

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(378)	$2,477	$1,505	$995	$-	$4,599
Cash flows from investing activities
Capital expenditures	-	(835)	-	(69)	-	(904)
Net cash used in investing activities	-	(835)	-	(69)	-	(904)
Cash flows from financing activities
Repayments of debt	-	(4,750)	-	-	-	(4,750)
Proceeds from issuance of common stock to employees	423	-	-	-	-	423
Proceeds from exercise of stock options	7	-	-	-	-	7
Intercompany dividends / debt	-	(8,000)	-	8,000	-	-
Net cash provided by (used in) financing activities	430	(12,750)	-	8,000	-	(4,320)
Net increase (decrease) in cash and cash equivalents	52	(11,108)	1,505	8,926	-	(625)
Cash and cash equivalents at beginning of period	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of period	$136	$15,164	$1,998	$10,747	$-	$28,045

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2010 and 2009 comprise the 52-week period ending October 1, 2010 and October 2, 2009, respectively. The first quarters of both fiscal years 2010 and 2009 include 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Orders

We sell our products into five end markets: defense (radar and electronic warfare), medical, communications, industrial and scientific.

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

Our orders by market for the first quarter of fiscal years 2010 and 2009 are summarized as follows (dollars in millions):

	Quarter Ended
	January 1, 2010		January 2, 2009		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$33.5	36%	$32.0	47%	$1.5	5%
Medical	15.6	17	10.4	16	5.2	50
Communications	35.1	38	17.4	26	17.7	102
Industrial	3.8	4	6.4	10	(2.6)	(41)
Scientific	4.7	5	0.8	1	3.9	490
Total	$92.7	100%	$67.0	100%	$25.7	38%

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in fiscal year 2009 by the weakening of the U.S. and foreign economies. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the softening of global economies, many of our customers delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weak global economies resulted in a near-term decrease in demand for our products to support commercial programs in fiscal year 2009, but conditions in these markets have since shown improvement.

Orders of $92.7 million for the first quarter of fiscal year 2010 were $25.7 million, or approximately 38%, higher than orders of $67.0 million for the first quarter of fiscal year 2009. Explanations for the order increase or decrease by market for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased approximately 5% from an aggregate of $32.0 million in the first quarter of fiscal year 2009 to an aggregate of $33.5 million in the first quarter of fiscal year 2010. The increase in orders for these combined markets resulted primarily from an increase in demand for products to support various weather radar programs and the Aegis weapons system. These increases were partially offset by decreases in orders to support various other radar and electronic warfare programs, in part due to the timing of those programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”) applications, and for radiation therapy applications for the treatment of cancer. The 50% increase in medical orders resulted from demand increasing for products to support MRI applications and demand improving to more normal levels for products to support x-ray imaging applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 102% increase in communications orders was due in equal part to increases in orders to support commercial communications applications, such as high-capacity broadband systems, and increases in orders to support various military communications applications. Military communications is a relatively new sector of the overall communications market for us, and we expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $2.6 million decrease in industrial orders was primarily due to the timing of orders for products used in instrumentation applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $3.9 million increase in scientific orders was primarily the result of the receipt of orders for products to support fusion research at domestic scientific laboratories.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

    As of January 1, 2010, we had an order backlog of $236.6 million compared to an order backlog of $191.3 million as of January 2, 2009. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended January 1, 2010 Compared to Three Months Ended January 2, 2009

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	January 1, 2010		January 2, 2009		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$82.8	100.0%	$77.1	100.0%	$5.7
Cost of sales	59.3	71.6	57.2	74.2	2.1
Gross profit	23.4	28.3	19.9	25.8	3.5
Research and development	2.6	3.1	2.2	2.9	0.4
Selling and marketing	5.0	6.0	5.0	6.5	-
General and administrative	5.5	6.6	5.2	6.7	0.3
Amortization of acquisition-related intangibles	0.7	0.8	0.7	0.9	-
Operating income	9.6	11.6	6.8	8.8	2.8
Interest expense, net	3.9	4.7	4.5	5.8	(0.6)
Income before taxes	5.8	7.0	2.4	3.1	3.4
Income tax expense (benefit)	1.9	2.3	(5.3)	(6.9)	7.2
Net income	$3.8	4.6%	$7.7	10.0%	$(3.9)
Other Data:
EBITDA (a)	$12.4	15.0%	$9.5	12.3%	$2.9

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. generally accepted accounting principles (“GAAP”) based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

For a reconciliation of Net Income to EBITDA, see Note 10 of the accompanying unaudited condensed consolidated financial statements.

Sales: : Our sales by market for the first quarter of fiscal years 2010 and 2009 are summarized as follows (dollars in millions):

	Quarter Ended
	January 1, 2010		January 2, 2009		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$28.2	34%	$28.0	36%	$0.2	1%
Medical	19.4	23	15.8	21	3.6	23
Communications	28.7	35	26.2	34	2.5	9
Industrial	5.2	6	5.5	7	(0.3)	(5)
Scientific	1.3	2	1.6	2	(0.3)	(18)
Total	$82.8	100%	$77.1	100%	$5.7	7%

Sales of $82.8 million for the first quarter of fiscal year 2010 were $5.7 million, or approximately 7%, higher than sales of $77.1 million for the first quarter of fiscal year 2009. Explanations for the sales increase or decrease by market for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets totaled $28.2 million in the first quarter of fiscal year 2010, essentially unchanged from the $28.0 million in the first quarter of fiscal year 2009.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 23% increase in sales of our medical products in the first quarter of fiscal year 2010 was primarily due to sales increasing for products to support MRI applications and sales improving to more normal levels for products to support x-ray imaging applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 9% increase in sales in the communications market was due to increases in sales to support a variety of commercial and military communications applications. Military communications is a relatively new sector of the overall communications market for us, and we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.3 million decrease in sales of industrial products in the first quarter of fiscal year 2010 was primarily due to decreases in sales to support semiconductor wafer fabrication applications, and was partially offset by an increase in sales to support cargo screening applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.3 million decrease in scientific sales was primarily the result of decreased product shipments for the Spallation Neutron Source at Oakridge National Laboratory. We received approximately $5 million in orders for this program in fiscal year 2007 and completed our shipments of products for this program in fiscal year 2009.

Gross Profit. Gross profit was $23.4 million, or 28.3% of sales, for the first quarter of fiscal year 2010 as compared to $19.9 million, or 25.8% of sales, for the first quarter of fiscal year 2009. The $3.5 million increase in gross profit for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 was due to higher shipment volume and improved operating efficiencies from the higher volume.

Research and Development. Research and development expenses were $2.6 million, or 3.1% of sales, for the first quarter of fiscal year 2010, a $0.4 million increase from $2.2 million, or 2.9% of sales, for the first quarter of fiscal year 2009. The increase in research and development for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was due primarily to development efforts on broadband communication products for commercial and military applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Quarter Ended
	January 1,	January 2,
	2010	2009
Company sponsored	$2.6	$2.2
Customer sponsored, charged to cost of sales	3.7	3.2
	$6.3	$5.4

Selling and Marketing. Selling and marketing expenses were $5.0 million, or 6.0% of sales, for the first quarter of fiscal year 2010, and $5.0 million, or 6.5% of sales, for the first quarter of fiscal year 2009. There was no significant change in selling and marketing expenses for the first fiscal quarters of 2009 and 2010.

General and Administrative. General and administrative expenses were $5.5 million, or 6.6% of sales, for the first quarter of fiscal year 2010, a $0.3 million increase from the $5.2 million, or 6.7% of sales, for the first quarter of fiscal year 2009. The increase in general and administrative expenses in the first quarter of fiscal year 2010 was primarily due to the unfavorable impact from foreign currency translation.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the first quarter of fiscal years 2010 and 2009.

Interest Expense, net (“Interest Expense”). Interest Expense was $3.9 million, or 4.7% of sales, for the first quarter of fiscal year 2010, a $0.6 million decrease from the $4.5 million, or 5.8% of sales, for the first quarter of fiscal year 2009. The reduction in interest expense for the first quarter of fiscal year 2010 was primarily due to repayments of debt over the past year which resulted in lower outstanding debt obligations during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

Income Tax Expense (Benefit). We recorded an income tax expense of $1.9 million for the first quarter of fiscal year 2010 and an income tax benefit of $5.3 million for the first quarter of fiscal year 2009. Our estimated effective income tax rate for fiscal year 2010 is expected to be approximately 36%.

The first quarter of fiscal year 2009 included two significant discrete tax benefits which totaled $5.7 million. The change in our position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”) resulted in a $5.1 million tax benefit and a Canadian tax law change resulted in a $0.6 million tax benefit from the adjustment of deferred tax accounts.

Net Income. Net income was $3.8 million, or 4.6% of sales, for the first quarter of fiscal year 2010 as compared to $7.7 million, or 10.0% of sales, in the first quarter of fiscal year 2009. The $3.9 million decrease in net income in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 was primarily due to discrete income tax benefits of $5.7 million that were recorded in the first quarter of fiscal year 2009; partially offset by higher gross profit from the increase in sales volume and improved operating efficiencies from the higher volume; and lower interest expense in the first quarter of fiscal year 2010.

EBITDA. EBITDA was $12.4 million, or 15.0% of sales, for the first quarter of fiscal year 2010 as compared to $9.5 million, or 12.3% of sales, for the first quarter of fiscal year 2009. The $2.9 million increase in EBITDA in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 was due primarily to higher gross profit from the increase in sales volume and improved operating efficiencies from the higher volume.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	January 1,	October 2,
	2010	2009
Cash and cash equivalents	$35.1	$26.2
Working capital	$99.7	$92.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.8 million as of January 1, 2010, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the net increase in cash and cash equivalents during the first quarter of fiscal year 2010 were the net cash provided by our operating activities of $9.6 million and proceeds of $0.2 million from employee stock purchases, partially offset by capital expenditures of $0.8 million.

As of January 1, 2010 and October 2, 2009, we had $195.0 million in total principal amount of debt outstanding. As of January 1, 2010, we had borrowing availability of $55.1 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 0.55:1. Our senior credit facilities will mature in the fourth quarter of fiscal year 2011 unless we refinance our 8% senior subordinated notes due 2012 prior to July 31, 2011. We anticipate reentering the capital markets prior to July 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Quarter Ended
	January 1,	January 2,
	2010	2009
Net cash provided by operating activities	$9.6	$4.6
Net cash used in investing activities	(0.8)	(0.9)
Net cash provided by (used in) financing activities	0.2	(4.3)
Net increase (decrease) in cash and cash equivalents	$9.0	$(0.6)

Operating Activities

During the first quarter of fiscal years 2010 and 2009, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $9.6 million in the first quarter of fiscal year 2010 was attributable to net income of $3.8 million, depreciation, amortization and other non-cash charges of $4.5 million and net cash provided by working capital of $1.3 million. The primary working capital sources of cash in the first quarter of fiscal year 2010 were a decrease in accounts receivable and an increase in accrued expenses. The decrease in accounts receivable resulted primarily from the decreased sales volume during the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009, while the increase in accrued expenses was primarily due to an increase in interest payable related to the timing of interest payments on our debt. The aforementioned working capital sources of cash were partially offset by an increase in inventories and a decrease in accounts payable. The increase in inventories resulted from increased purchases in anticipation of higher sales volume for the remaining quarters of fiscal year 2010. Accounts payable decreased  mainly due to timing of payments to trade vendors.

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

Investing Activities

Investing activities for the first quarter of fiscal years 2010 and 2009 comprised $0.8 million and $0.9 million, respectively, of capital expenditures.

Financing Activities

Net cash provided by financing activities for the first quarter of fiscal year 2010 was attributable to $0.2 million in proceeds from employee stock purchases.

Net cash used in financing activities for the first quarter of fiscal year 2009 consisted primarily of senior term loan repayment of $4.75 million, partially offset by $0.4 million in proceeds from employee stock purchases.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2009, and therefore, no excess cash flow payment was made in the first quarter of fiscal year 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations as of January 1, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2010 (remaining nine months)	2011 - 2012	2013 - 2014	Thereafter
Operating leases	$6,222	$1,442	$1,402	$776	$2,602
Purchase commitments	35,293	29,766	5,527	-	-
Debt obligations	195,000	-	183,000	-	12,000
Interest on debt obligations	28,151	10,253	16,058	1,581	259
Uncertain tax positions	2,747	2,747	-	-	-
Total cash obligations	$267,413	$44,208	$205,987	$2,357	$14,861
Standby letters of credit	$4,943	$4,943

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under our senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as prescribed in the senior credit facilities agreement, (2) that interest rates in effect on January 1, 2010 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; timing of payments and actual amounts paid may be different.

As of January 1, 2010, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. See also Note 6 of the accompanying unaudited condensed consolidated financial statements for details on certain of our commitments and contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the first quarter of fiscal year 2010 were $0.8 million. Total capital expenditures for fiscal year 2010 are expected to be approximately $4.0 to $5.0 million.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended October 2, 2009.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of January 1, 2010, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year, variable rate debt consisting of $12.0 million floating rate senior notes due in 2015, and a $66.0 million term loan under our senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. In September 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $45.0 million at January 1, 2010 and represented approximately 68% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At January 1, 2010, the fair value of the short-term and long-term portions of the swap was a liability of $1.5 million (accrued expenses) and $0.3 million (other long-term liabilities), respectively.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative in the condensed consolidated statements of income. The gain recognized in general and administrative due to hedge ineffectiveness was insignificant for the first quarter of fiscal year 2010. No ineffective amounts were recognized due to hedge ineffectiveness in the first quarter of fiscal year 2009.

As of January 1, 2010, we had entered into Canadian dollar forward contracts for approximately $27.2 million (Canadian dollars), or approximately 74% of our estimated Canadian dollar denominated expenses for January 2010 through September 2010, at an average rate of approximately $0.84 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents annually to basic and diluted earnings per share.

At January 1, 2010, the fair value of foreign currency forward contracts was a short-term asset of $3.1 million (prepaid and other current assets).

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

Part II:  OTHER INFORMATION

Item 1.              Legal Proceedings

None.

Item 1A.   Risk Factors

            For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 2, 2009. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2009 Form 10-K.

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

       CPI INTERNATIONAL, INC.

Dated: February 10, 2010	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)