Form 10-Q
period 2010-04-02
CPI INTERNATIONAL, INC.
filed 2010-05-12
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,744,721 shares of Common Stock, $0.01 par value, at May 3, 2010.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, risks associated with our pending merger with a subsidiary of Comtech Telecommunications Corp (including but not limited to the risk that the conditions to the consummation of the merger may not be fulfilled), competition in our end markets; the impact of a general slowdown in the global economy; our significant amount of debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts laws and regulations; changes in technology; the impact of unexpected costs; the impact of environmental laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein (including under Part II, Item 1A - Risk Factors) and in our other filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	April 2,	October 2,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$36,529	$26,152
Restricted cash	994	1,561
Accounts receivable, net	39,432	45,145
Inventories	79,379	66,996
Deferred tax assets	8,674	8,652
Prepaid and other current assets	6,868	6,700
Total current assets	171,876	155,206
Property, plant, and equipment, net	55,741	57,912
Deferred debt issue costs, net	2,949	3,609
Intangible assets, net	73,964	75,430
Goodwill	162,225	162,225
Other long-term assets	3,820	3,872
Total assets	$470,575	$458,254

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$23,828	$22,665
Accrued expenses	20,281	19,015
Product warranty	4,615	3,845
Income taxes payable	2,993	4,305
Deferred income taxes	332	-
Advance payments from customers	12,013	12,996
Total current liabilities	64,062	62,826
Deferred income taxes, non-current	24,279	24,726
Long-term debt, less current portion	194,928	194,922
Other long-term liabilities	2,241	2,227
Total liabilities	285,510	284,701
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 16,927 and 16,807 shares issued; 16,721 and 16,601 shares outstanding)	169	168
Additional paid-in capital	77,804	75,630
Accumulated other comprehensive income	1,602	598
Retained earnings	108,290	99,957
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	185,065	173,553
Total liabilities and stockholders' equity	$470,575	$458,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Sales	$88,352	$81,903	$171,119	$159,049
Cost of sales	61,630	60,137	120,957	117,367
Gross profit	26,722	21,766	50,162	41,682
Operating costs and expenses:
Research and development	3,189	3,157	5,745	5,340
Selling and marketing	5,174	4,801	10,214	9,790
General and administrative	6,873	5,240	12,398	10,464
Amortization of acquisition-related intangible assets	687	691	1,374	1,385
Total operating costs and expenses	15,923	13,889	29,731	26,979
Operating income	10,799	7,877	20,431	14,703
Interest expense, net	3,855	4,306	7,736	8,761
Gain on debt extinguishment	-	(197)	-	(197)
Income before income taxes	6,944	3,768	12,695	6,139
Income tax expense (benefit)	2,452	79	4,362	(5,205)
Net income	$4,492	$3,689	$8,333	$11,344

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges and minimum pension liability adjustment	160	617	1,004	(3,262)
Comprehensive income	$4,652	$4,306	$9,337	$8,082

Earnings per common share - Basic	$0.27	$0.22	$0.50	$0.69
Earnings per common share - Diluted	$0.25	$0.21	$0.46	$0.65

Shares used to compute earnings per common share - Basic	16,520	16,317	16,486	16,293
Shares used to compute earnings per common share - Diluted	17,769	17,309	17,700	17,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Six Months Ended
	April 2,	April 3,
	2010	2009
Cash flows from operating activities
Net cash provided by operating activities	$11,548	$7,865

Cash flows from investing activities
Capital expenditures	(1,835)	(1,818)
Payment of patent application fees	(33)	-
Net cash used in investing activities	(1,868)	(1,818)

Cash flows from financing activities
Repayments of debt	-	(7,495)
Proceeds from issuance of common stock to employees	374	605
Proceeds from exercise of stock options	99	36
Excess tax benefit on stock option exercises	224	-
Net cash provided by (used in) financing activities	697	(6,854)

Net increase (decrease) in cash and cash equivalents	10,377	(807)
Cash and cash equivalents at beginning of period	26,152	28,670
Cash and cash equivalents at end of period	$36,529	$27,863

Supplemental cash flow disclosures
Cash paid for interest	$7,092	$8,323
Cash paid for income taxes, net of refunds	$6,000	$2,270

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

The accompanying unaudited condensed consolidated financial statements of the Company as of April 2, 2010 and for the three and six months ended April 2, 2010 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009. The condensed consolidated balance sheet as of October 2, 2009 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended April 2, 2010 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Use of Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory valuation; provision for product warranty; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition and measurement of share-based compensation; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to ASC 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. This guidance under ASC 260 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted the provisions of this guidance under ASC 260 effective October 3, 2009 and has included the required disclosures in Note 9 to the unaudited condensed consolidated financial statements. The adoption of this guidance did not have a material impact on the Company’s computation of earnings per share.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it will have a material effect.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the ASC 985, “Software.” ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it will have a material effect.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as a further clarification ASC 810-10, “Consolidation of Variable Interest Entities.” ASU 2009-17, upon adoption, requires the use of a qualitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends the guidance for determining if an entity is a VIE and enhances the disclosure requirements regarding an enterprise’s involvement with a VIE. ASU 2009-17 is effective for the Company as of January 2, 2010. Since the Company does not currently have variable interest entities, this update had no impact on its consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurements.” This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted the provisions of this guidance under ASU 2009-06, except for Level 3 reconciliation disclosures, effective January 2, 2010. As this guidance is only disclosure-related, it did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In February 2010, the FASB issued ASU 2010-08, "Technical Corrections to Various Topics." This update eliminates inconsistencies and outdated provisions in U.S. generally accepted accounting principles (“GAAP”) and provides needed clarification on others. Amendments within ASU 2010-08 that may be applicable to the Company are effective as of the first reporting period beginning after February 2, 2010, the date this ASU was issued. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it will have a material effect.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 was effective immediately after its issuance and has been adopted by the Company with no material impact on its financial consolidated results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it will have a material effect.

3.             Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowance for doubtful accounts as follows:

	April 2,	October 2,
	2010	2009
Accounts receivable	$39,542	$45,240
Less: Allowance for doubtful accounts	(110)	(95)
Accounts receivable, net	$39,432	$45,145

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:    The following table provides details of inventories:

	April 2,	October 2,
	2010	2009
Raw material and parts	$43,349	$38,205
Work in process	26,171	20,542
Finished goods	9,859	8,249
	$79,379	$66,996

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Six Months Ended
	April 2,	April 3,
	2010	2009
Balance at beginning of period	$4,068	$1,928
Provision for loss contracts, charged to cost of sales	1,854	1,454
Credit to cost of sales upon revenue recognition	(1,371)	(1,101)
Balance at end of period	$4,551	$2,281

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	April 2,	April 3,
	2010	2009
Inventories	$4,267	$2,273
Accrued expenses	284	8
	$4,551	$2,281

Product Warranty:    The following table summarizes the activity related to product warranty:

	Six Months Ended
	April 2,	April 3,
	2010	2009
Beginning accrued warranty	$3,845	$4,159
Actual costs of warranty claims	(2,788)	(2,192)
Estimates for product warranty, charged to cost of sales	3,558	2,014
Ending accrued warranty	$4,615	$3,981

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Accumulated Other Comprehensive Income:    The following table provides the components of accumulated other comprehensive income in the condensed consolidated balance sheets:

	April 2,	October 2,
	2010	2009
Unrealized gain on cash flow hedges, net of tax	$1,838	$828
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(236)	(230)
	$1,602	$598

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

The Company’s non-financial assets (including goodwill, intangible assets and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During the three and six months ended April 2, 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of April 2, 2010, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at April 2, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$32,981	$32,981	$-	$-
Mutual funds2	172	172	-	-
Foreign exchange forward derivatives3	2,757	-	2,757	-
Total assets at fair value	$35,910	$33,153	$2,757	-

Liabilities:
Interest rate swap derivative4	$1,519	$-	$1,519	$-
Total liabilities at fair value	$1,519	$-	$1,519	$-

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

Investments Other Than Derivatives

In general and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments, such as money market securities, U.S. Government securities and mutual funds.

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

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt as of April 2, 2010 and October 2, 2009 was $192.3 million and $188.5 million, respectively, compared to the carrying value of $194.9 million.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of April 2, 2010 have durations of 8 to 16 months. These contracts are designated as cash flow hedges and are considered highly effective, as defined by FASB ASC 815. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At April 2, 2010, the unrealized gain, net of tax of $1.5 million, was $2.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of income. The time value was not material for the three and six months ended April 2, 2010 and April 3, 2009. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of income. The gain recognized in general and administrative expenses due to hedge ineffectiveness was $0.1 million for the three and six months ended April 2, 2010. No ineffective amounts were recognized due to hedge ineffectiveness for the three and six months ended April 3, 2009.

As of April 2, 2010, the Company had entered into Canadian dollar forward contracts for approximately $25.9 million (Canadian dollars), or approximately 75% of estimated Canadian dollar denominated expenses for April 2010 through December 2010, at an average rate of approximately 0.88 U.S. dollars to Canadian dollars.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its term loan under its senior credit facilities. The notional value of the 2007 Swap was $40.0 million at April 2, 2010 and represented approximately 61% of the aggregate term loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of ASC 815, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. At April 2, 2010, the unrealized loss, net of tax of $0.6 million, was $0.9 million. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net, in the condensed consolidated statements of income.

See Note 4, Financial Instruments, for further information regarding the Company’s derivative instruments.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at April 2, 2010 and October 2, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	April 2, 2010	October 2, 2009	Balance Sheet Location	April 2, 2010	October 2, 2009
Derivatives designated as hedging instruments
Interest rate contracts				Accrued expenses	$(1,356)	$(1,766)
Interest rate contracts				Other long-term liabilities	(163)	(557)

Forward contracts	Prepaid and other current assets	$2,757	$3,467
Total derivatives designated as hedging instruments		$2,757	$3,467		$(1,519)	$(2,323)

As of April 2, 2010 and October 2, 2009, all of the Company’s derivative instruments were classified as hedging instruments in accordance with ASC 815.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended April 2, 2010 and April 3, 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Three Months Ended			Three Months Ended			Three Months Ended
	April 2, 2010	April 3, 2009		April 2, 2010	April 3, 2009		April 2, 2010	April 3, 2009
Interest rate contracts	$(164)	$(197)	Interest expense, net	$(502)	$(531)	Interest expense, net	$(9)	$(13)

Forward contracts	803	(1,153)	Cost of sales	681	(1,670)	General and administrative(a)	46	(35)
			Research and development	119	(73)
			Selling and marketing	52	(41)
			General and administrative	69	(121)
Total	$639	$(1,350)		$419	$(2,436)		$37	$(48)

(a) The amount of gain recognized in income during the three months ended April 2, 2010 represents a $57 gain related to the ineffective portion of the hedging relationships, net of a $11 loss related to the amount excluded from the assessment of hedge effectiveness. The amount of loss recognized in income during the three months ended April 3, 2009 represents $35 related to the amount excluded from the assessment of hedge effectiveness.

	Six Months Ended			Six Months Ended			Six Months Ended
	April 2, 2010	April 3, 2009		April 2, 2010	April 3, 2009		April 2, 2010	April 3, 2009
Interest rate contracts	$(248)	$(1,587)	Interest expense, net	$(1,052)	$(700)	Interest expense, net	$(19)	$(28)

Forward contracts	1,555	(6,382)	Cost of sales	606	(1,846)	General and administrative(b)	48	(225)
			Research and development	158	(114)
			Selling and marketing	69	(63)
			General and administrative	91	(188)
Total	$1,307	$(7,969)		$(128)	$(2,911)		$29	$(253)

(b) The amount of gain recognized in income during the six months ended April 2, 2010 represents a $62 gain related to the ineffective portion of the hedging relationships, net of a $14 loss related to the amount excluded from the assessment of hedge effectiveness. The amount of loss recognized in income during the six months ended April 3, 2009 represents a $3 related to the ineffective portion of the hedging relationships and $222 related to the amount excluded from the assessment of hedge effectiveness.

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

When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at April 2, 2010, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At April 2, 2010, the Company’s interest rate contract derivatives were in a liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

6.             Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at April 2, 2010 were as follows:

Fiscal Year	Operating Leases
2010 (remaining six months)	$942
2011	901
2012	739
2013	575
2014	422
Thereafter	2,633
$6,212

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.5 million and $1.2 for the three and six months ended April 2, 2010, respectively, and $0.6 million and $1.3 for the corresponding periods of fiscal year 2009. Assets subject to capital leases at April 2, 2010 and October 2, 2009 were not material.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Guarantees: The Company has restricted cash of $1.0 million and $1.6 million as of April 2, 2010 and October 2, 2009, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Purchase commitments: As of April 2, 2010, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2010 (remaining six months)	$26,084
2011	6,403
2012	214
2013	-
2014	-
$32,701

Contingent Earnout Consideration: Under the terms of the purchase agreement for the acquisition of Malibu Research, Inc. (“Malibu”) in August 2007, in addition to the $20.5 million of net cash consideration paid for the acquisition, the Company could also be required to pay a potential earnout to the former stockholders of Malibu of up to $7.7 million, which is primarily contingent upon the achievement of certain financial objectives over the three years following the acquisition (“Financial Earnout”). In addition, a discretionary earnout of up to $1.0 million contingent upon achievement of certain succession planning goals by June 30, 2010 may apply. As of April 2, 2010, the Company has not accrued any of these contingent earnout amounts as achievement of the objectives and goals has not occurred. Any earnout consideration paid based on financial performance will be recorded as additional goodwill. Any discretionary succession earnout consideration paid will be recorded as general and administrative expense. No earnout was earned for the first and second earnout periods, therefore, the maximum potential Financial Earnout that could be earned over the 3 years following the acquisition has been reduced from the original potential total of $14.0 million to $7.7 million based on the performance in the first and second earnout periods. Based on its current financial forecasts for Malibu, the Company expects that no earnout will ultimately be payable for the third earnout period.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

During fiscal year 2009, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. In April 2010, the Company received another notice from the customer claiming additional cost incurred due to the alleged nonperformance. The Company plans to contest this matter vigorously. The Company recorded certain costs in fiscal year 2008 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter or whether an unfavorable resolution of this matter would have a material adverse effect on the Company's consolidated results of operations and cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.             Stock-based Compensation Plans

Stock Options: The following table summarizes the status of the Company’s stock option awards as of April 2, 2010 and October 2, 2009 and changes during the six months ended April 2, 2010 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 2, 2009	3,382,763	$6.38	4.95	$20,362	2,845,996	$4.73	4.43	$20,227
Granted	108,000	9.66
Exercised	(51,625)	1.91
Forfeited or cancelled	(13,000)	16.51
Balance at April 2, 2010	3,426,138	$6.51	4.66	$24,972	2,908,929	$5.20	4.10	$24,268

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $13.09 as of April 2, 2010, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of April 2, 2010, approximately 2.5 million exercisable options were in-the-money.

During the three and six months ended April 2, 2010, cash received from option exercises was approximately $0.1 million, and the total intrinsic value of options exercised was $0.5 million and $0.6 million, respectively. During the three and six months ended April 3, 2009, cash received from option exercises was $29,411 and $36,003, respectively, and the total intrinsic value of options exercised was $20,896 and $27,900, respectively. As of April 2, 2010, there was approximately $2.5 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

Stock Purchase Plan:  Employees purchased 16,704 shares for $0.2 million and 33,465 shares for $0.4 million in the three and six months ended April 2, 2010, respectively, and 22,481 shares for $0.2 million and 70,851 shares for $0.6 million for the corresponding periods of fiscal year 2009 under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of April 3, 2009, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: There were 315,841 and 218,298 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of April 2, 2010 and October 2, 2009, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of April 2, 2010 and October 2, 2009 and of changes during the first six months of fiscal year 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 2, 2009	218,298	$11.27
Granted	163,307	$10.04
Vested	(61,414)	$12.12
Forfeited	(4,350)	$10.49
Nonvested at April 2, 2010	315,841	$10.48

During the first quarter of fiscal year 2010, the Company granted 104,800 restricted stock units with time vesting criteria to certain of its non-executive employees and 36,000 restricted stock units with performance vesting criteria to its officers.

During the second quarter of fiscal year 2010, the Company granted certain members of its board of directors a total of 22,507 shares of restricted stock which will vest within the following three years.

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at April 2, 2010 and October 2, 2009 was $4.1 million and $2.5 million, respectively. As of April 2, 2010, there was $2.9 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

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

Stock Options. Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during the six months ended April 2, 2010 (specifically, the first quarter of fiscal year 2010) are presented below.

Expected term (in years)	7.79
Expected volatility	60.50%
Risk-free rate	3.00%
Dividend yield	0%

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

There were no time-based options granted during the three months ended April 2, 2010 nor during the three and six months ended April 3, 2009.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options granted during the six months ended April 3, 2009 (specifically, the first quarter of fiscal year 2009) are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.53%
Dividend yield	0%

There were no time- and market performance-based options granted during the three and six months ended April 2, 2010 nor during the three months ended April 3, 2009.

The weighted-average grant-date fair value of all the options granted during the six months ended April 2, 2010 and April 3, 2009 was $6.25 and $5.61 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $1.96 and $1.97 per share during the three and six months ended April 2, 2010, respectively, and $1.43 and $1.50 per share for the corresponding periods of fiscal year 2009.

Restricted Stock and Restricted Stock Units. The fair value of each time-based restricted stock and restricted stock unit award and of each performance-based restricted stock unit award is calculated using the market price of the Company’s common stock on the date of grant. The fair value of each performance-based restricted stock unit award assumes that the relevant performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units granted during the six months ended April 3, 2009 (specifically, the first quarter of fiscal year 2009) are presented below.

Expected volatility	51.50%
Risk-free rate	3.54%
Dividend yield	0%

There were no time- and market performance-based restricted stock and restricted stock units granted during the three and six months ended April 2, 2010 nor during the three months ended April 3, 2009.

The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the three and six months ended April 2, 2010 was $12.44 and $10.04, respectively. The weighted-average estimated fair value of all restricted stock and restricted stock units granted was $7.85 and $8.87 per share during the corresponding periods of fiscal year 2009.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

As stock-based compensation expense recognized in the condensed consolidated statements of income and comprehensive income for the three and six months ended April 2, 2010 and for the corresponding periods of fiscal year 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718, “Compensation—Stock Compensation,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense for the three and six months ended April 2, 2010 and April 3, 2009, which was allocated as follows:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$147	$127	$280	$244
Research and development	61	45	110	87
Selling and marketing	67	73	140	141
General and administrative	513	456	988	850
	$788	$701	$1,518	$1,322

Share-based compensation cost capitalized in inventory	$150	$129	$291	$253
Share-based compensation cost remaining in inventory at end of period	$97	$85	$97	$85

Share-based compensation expense by type of award:
Stock options	$459	$454	$915	$872
Restricted stock and units	296	216	537	384
Stock purchase plan	33	31	66	66
	$788	$701	$1,518	$1,322

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.3 million and $0.4 million during the three and six months ended April 2, 2010, respectively. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $29,000 and $88,000 during the three and six months ended April 3, 2009, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

8.             Income Taxes

Income tax expense of $4.4 million for the six months ended April 2, 2010 and income tax benefit of $5.2 million for the six months ended April 3, 2009 reflect estimated federal, foreign and state taxes. The effective tax rate for the six months ended April 2, 2010 was 34.4%. The effective tax rate for the six months ended April 3, 2009 was a negative 85% and diverged from the federal and state statutory rate primarily due to several significant discrete tax benefits: (1) $5.1 million relating to the Company’s position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011 and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

The $0.9 million adjustment to Canadian deferred tax accounts includes a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and the $0.3 million adjustment should have been recorded in several prior year financial results. These adjustments are deemed immaterial to the Company’s results of operations and financial condition in the affected periods.

The Company files U.S. federal income tax returns, as well as income tax returns in California and other U.S. states, Canada and other foreign jurisdictions. Generally, fiscal years 2005 to 2008 remain open to examination by the various taxing jurisdictions. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are fiscal years 2001 and 2002.

The total unrecognized tax benefit, which excludes any related interest accruals, was $3.4 million as of April 2, 2010. Of the total unrecognized tax benefit balance, $2.5 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of April 2, 2010. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statement of income and comprehensive income and totaled approximately $0.1 million for the six months ended April 2, 2010. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.7 million as of April 2, 2010. The Company had minimal penalties accrued in income tax expense.

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

Earnings per share for the respective periods were calculated as follows (amounts and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 20091	April 2, 2010	April 3, 20091
Basic Earnings per Share
Net income	$4,492	$3,689	$8,333	$11,344
Income allocated to participating securities	(87)	(51)	(144)	(123)
Net income available to common shareholders	$4,405	$3,638	$8,189	$11,221

Basic weighted average common shares outstanding	16,520	16,317	16,486	16,293
Net income per common share - Basic	$0.27	$0.22	$0.50	$0.69

Diluted Earnings per Share
Net income	$4,492	$3,689	$8,333	$11,344
Income allocated to participating securities	(81)	(48)	(134)	(116)
Net income available to common shareholders	$4,411	$3,641	$8,199	$11,228

Basic weighted average common shares outstanding	16,520	16,317	16,486	16,293
Effect of dilutive stock options	1,249	992	1,214	1,043
Diluted weighted average common shares outstanding	17,769	17,309	17,700	17,336
Net income per common share - Diluted	$0.25	$0.21	$0.46	$0.65

1 Restated in accordance with ASC 260.

The calculation of diluted net income per share excludes all anti-dilutive shares from stock options. For the three and six months ended April 2, 2010, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million shares. For the three and six months ended April 3, 2009, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 1.0 million shares.

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

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by FASB ASC 280, “Segment Reporting,” Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Sales to external customers
VED	$65,228	$62,069	$124,305	$117,697
Satcom equipment	20,918	16,174	41,045	33,625
Other	2,206	3,660	5,769	7,727
	$88,352	$81,903	$171,119	$159,049
Intersegment product transfers
VED	$6,291	$4,422	$12,404	$9,787
Satcom equipment	1	-	1	9
	$6,292	$4,422	$12,405	$9,796
EBITDA
VED	$17,399	$11,850	$30,118	$22,201
Satcom equipment	1,990	682	4,718	2,045
Other	(5,840)	(1,779)	(8,920)	(3,969)
	$13,549	$10,753	$25,916	$20,277

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

Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Although the Company uses EBITDA as a financial measure to assess the performance of its business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. When analyzing the Company’s performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, operating income, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with U.S. GAAP. Operating income by the Company’s reportable segments was as follows:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Operating income
VED	$15,903	$10,417	$27,135	$19,340
Satcom equipment	1,812	502	4,361	1,674
Other	(6,916)	(3,042)	(11,065)	(6,311)
	$10,799	$7,877	$20,431	$14,703

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Net income	$4,492	$3,689	$8,333	$11,344
Depreciation and amortization	2,750	2,679	5,485	5,377
Interest expense, net	3,855	4,306	7,736	8,761
Income tax expense (benefit)	2,452	79	4,362	(5,205)
EBITDA	$13,549	$10,753	$25,916	$20,277

11.           Subsequent Event

On May 10, 2010, the Company announced the signing of a definitive merger agreement with Comtech Telecommunications Corporation (“Comtech”) under which Comtech agreed to acquire the Company in a merger in which Company stockholders would receive a combination of cash and stock in exchange for their Company shares. The ultimate amount of consideration that a Company stockholder will receive for each Company share will be equal to a combination of $9.00 in cash plus a fraction of a share of Comtech common stock equal to $8.10 divided by the average closing price of Comtech common stock over a specified period of time prior to closing, provided that the fraction shall not be greater than 0.2382 nor less than 0.2132. Based on the May 7, 2010 market closing price of Comtech stock of $31.06, the fraction was equal to 0.2382 and was currently valued at $7.40 per share of Company stock.

Except as otherwise agreed with certain Company executives after the date hereof, (i) immediately prior to the effective time of the merger, unvested options to purchase the Company’s common stock will become fully vested, and (ii) holders of unexercised Company stock options outstanding immediately prior to the effective time will be entitled to receive a cash payment in an amount equal to the product of (x) the number of Company shares subject to the option and (y) the excess, if any, of (A) $9.00 in cash plus a cash amount equal to the product of the number of shares of Comtech common stock issuable in respect of each share of Company common stock in the merger multiplied by the average price of Comtech’s shares over a specified period prior to the effective time of the merger over (B) the exercise price per share subject to the option, less any applicable taxes. Except as otherwise agreed with certain Company executives after the date hereof, each share of Company restricted stock and each Company restricted stock unit outstanding immediately prior to the closing will vest in full and, as of the effective time of the merger, entitle the holder to receive $9.00 in cash plus a cash amount equal to the product of the number of shares of Comtech common stock issuable in respect of each share of Company common stock in the merger multiplied by the average price of Comtech’s shares over a specified period prior to the effective time of the merger, less applicable taxes.

The transaction is subject to customary closing conditions, including, among others, adoption of the merger agreement by the Company’s stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, effectiveness of the registration statement for the shares of Comtech common stock to be issued in the merger and the listing of such shares on Nasdaq, accuracy of certain representations and warranties and material compliance with covenants, and the absence of any material adverse effect (as defined) with respect to the Company or Comtech.The merger agreement contains certain termination rights for both the Company and Comtech and further provides that, upon termination of the merger agreement, under specified circumstances, the Company will be required to pay Comtech a termination fee of up to $15 million.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The merger agreement contains certain termination rights for both the Company and Comtech and further provides that, upon termination of the merger agreement, under specified circumstances, the Company will be required to pay Comtech a termination fee of up to $15 million.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$360	$24,592	$911	$10,666	$-	$36,529
Restricted cash	-	-	904	90	-	994
Accounts receivable, net	-	16,931	7,703	14,798	-	39,432
Inventories	-	48,676	10,061	21,322	(680)	79,379
Deferred tax assets	-	8,656	2	16	-	8,674
Intercompany receivable	-	7,826	9,957	8,449	(26,232)	-
Prepaid and other current assets	32	5,323	659	854	-	6,868
Total current assets	392	112,004	30,197	56,195	(26,912)	171,876
Property, plant and equipment, net	-	40,283	2,949	12,509	-	55,741
Deferred debt issue costs, net	316	2,633	-	-	-	2,949
Intangible assets, net	-	53,986	13,217	6,761	-	73,964
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	3,593	227	-	-	3,820
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	222,645	113,854	-	-	(336,499)	-
Total assets	$223,353	$420,695	$67,563	$123,410	$(364,446)	$470,575

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1	$12,132	$2,079	$9,616	$-	$23,828
Accrued expenses	127	14,204	1,860	4,090	-	20,281
Product warranty	-	2,402	707	1,506	-	4,615
Income taxes payable	-	620	154	2,219	-	2,993
Deferred income taxes	-	-	-	332	-	332
Advance payments from customers	-	4,946	4,487	2,580	-	12,013
Intercompany payable	26,232	-	-	-	(26,232)	-
Total current liabilities	26,360	34,304	9,287	20,343	(26,232)	64,062
Deferred income taxes, non-current	-	20,279	-	4,000	-	24,279
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt, less current portion	11,928	183,000	-	-	-	194,928
Other long-term liabilities	-	1,544	36	661	-	2,241
Total liabilities	38,288	239,127	9,323	26,039	(27,267)	285,510
Common stock	169	-	-	-	-	169
Parent investment	-	53,709	43,167	58,921	(155,797)	-
Additional paid-in capital	77,804	-	-	(8,211)	8,211	77,804
Accumulated other comprehensive income	1,602	1,602	-	803	(2,405)	1,602
Retained earnings	108,290	126,257	15,073	45,858	(187,188)	108,290
Treasury stock, at cost	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	185,065	181,568	58,240	97,371	(337,179)	185,065
Total liabilities and stockholders' equity	$223,353	$420,695	$67,563	$123,410	$(364,446)	$470,575

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Three Months Ended April 2, 2010
	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$53,320	$17,957	$37,011	$(19,936)	$88,352
Cost of sales	-	38,287	15,471	27,730	(19,858)	61,630
Gross profit	-	15,033	2,486	9,281	(78)	26,722
Operating costs and expenses:
Research and development	-	877	47	2,265	-	3,189
Selling and marketing	-	1,806	1,174	2,194	-	5,174
General and administrative	-	4,297	952	1,624	-	6,873
Amortization of acquisition-related intangible assets	-	390	147	150	-	687
Total operating costs and expenses	-	7,370	2,320	6,233	-	15,923
Operating income	-	7,663	166	3,048	(78)	10,799
Interest expense, net	209	3,621	(1)	26	-	3,855
(Loss) income before income tax expense
and equity in income of subsidiaries	(209)	4,042	167	3,022	(78)	6,944
Income tax (benefit) expense	(79)	1,757	101	673	-	2,452
Equity in income of subsidiaries	4,622	2,337	-	-	(6,959)	-
Net income	$4,492	$4,622	$66	$2,349	$(7,037)	$4,492

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Three Months Ended April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$52,641	$17,077	$30,510	$(18,325)	$81,903
Cost of sales	-	39,798	14,124	24,538	(18,323)	60,137
Gross profit	-	12,843	2,953	5,972	(2)	21,766
Operating costs and expenses:
Research and development	-	1,074	3	2,080	-	3,157
Selling and marketing	-	1,820	988	1,993	-	4,801
General and administrative	-	4,221	1,131	(112)	-	5,240
Amortization of acquisition-related intangible assets	-	390	151	150	-	691
Total operating costs and expenses	-	7,505	2,273	4,111	-	13,889
Operating income	-	5,338	680	1,861	(2)	7,877
Interest expense (income), net	253	4,045	(3)	11	-	4,306
Gain on debt extinguishment	-	(197)	-	-	-	(197)
(Loss) income before income tax expense
and equity in income of subsidiaries	(253)	1,490	683	1,850	(2)	3,768
Income tax (benefit) expense	(98)	(251)	271	157	-	79
Equity in income of subsidiaries	3,844	2,103	-	-	(5,947)	-
Net income	$3,689	$3,844	$412	$1,693	$(5,949)	$3,689

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Six Months Ended April 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$101,256	$35,375	$74,130	$(39,642)	$171,119
Cost of sales	-	75,167	30,253	55,119	(39,582)	120,957
Gross profit	-	26,089	5,122	19,011	(60)	50,162
Operating costs and expenses:
Research and development	-	1,434	67	4,244	-	5,745
Selling and marketing	-	3,399	2,347	4,468	-	10,214
General and administrative	1	7,620	1,939	2,838	-	12,398
Amortization of acquisition-related intangible assets	-	780	293	301	-	1,374
Total operating costs and expenses	1	13,233	4,646	11,851	-	29,731
Operating (loss) income	(1)	12,856	476	7,160	(60)	20,431
Interest expense (income), net	425	7,259	(2)	54	-	7,736
(Loss) income before income tax expense
and equity in income of subsidiaries	(426)	5,597	478	7,106	(60)	12,695
Income tax (benefit) expense	(161)	3,105	202	1,216	-	4,362
Equity in income of subsidiaries	8,598	6,106	-	-	(14,704)	-
Net income	$8,333	$8,598	$276	$5,890	$(14,764)	$8,333

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Six Months Ended April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$98,856	$36,784	$62,233	$(38,824)	$159,049
Cost of sales	-	76,065	30,737	49,311	(38,746)	117,367
Gross profit	-	22,791	6,047	12,922	(78)	41,682
Operating costs and expenses:
Research and development	-	1,758	3	3,579	-	5,340
Selling and marketing	-	3,562	2,235	3,993	-	9,790
General and administrative	-	7,951	2,154	359	-	10,464
Amortization of acquisition-related intangible assets	-	780	304	301	-	1,385
Total operating costs and expenses	-	14,051	4,696	8,232	-	26,979
Operating income	-	8,740	1,351	4,690	(78)	14,703
Interest expense (income), net	531	8,198	(8)	40	-	8,761
Gain on debt extinguishment	-	(197)	-	-	-	(197)
(Loss) income before income tax expense
and equity in income of subsidiaries	(531)	739	1,359	4,650	(78)	6,139
Income tax (benefit) expense	(203)	(4,085)	386	(1,303)	-	(5,205)
Equity in income of subsidiaries	11,672	6,848	-	-	(18,520)	-
Net income	$11,344	$11,672	$973	$5,953	$(18,598)	$11,344

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(453)	$11,045	$353	$603	$-	$11,548
Cash flows from investing activities
Capital expenditures	-	(1,402)	(168)	(265)	-	(1,835)
Payment of patent application fees	-	-	(33)	-	-	(33)
Net cash used in investing activities	-	(1,402)	(201)	(265)	-	(1,868)
Cash flows from financing activities
Proceeds from issuance of common stock to employees	374	-	-	-	-	374
Proceeds from exercise of stock options	99	-	-	-	-	99
Excess tax benefit on stock option exercises	-	224	-	-	-	224
Intercompany dividends	330	(330)	-	-	-	-
Net cash provided by (used in) financing activities	803	(106)	-	-	-	697
Net increase in cash and cash equivalents	350	9,537	152	338	-	10,377
Cash and cash equivalents at beginning of period	10	15,055	759	10,328	-	26,152
Cash and cash equivalents at end of period	$360	$24,592	$911	$10,666	$-	$36,529

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,092)	$8,429	$227	$301	$-	$7,865
Cash flows from investing activities
Capital expenditures	-	(1,679)	(112)	(27)	-	(1,818)
Net cash used in investing activities	-	(1,679)	(112)	(27)	-	(1,818)
Cash flows from financing activities
Repayments of debt	-	(7,495)	-	-	-	(7,495)
Proceeds from issuance of common stock to employees	605	-	-	-	-	605
Proceeds from exercise of stock options	36	-	-	-	-	36
Intercompany dividends / debt	396	(8,396)	-	8,000	-	-
Net cash provided by (used in) financing activities	1,037	(15,891)	-	8,000	-	(6,854)
Net (decrease) increase in cash and cash equivalents	(55)	(9,141)	115	8,274	-	(807)
Cash and cash equivalents at beginning of period	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of period	$29	$17,131	$608	$10,095	$-	$27,863

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

Our orders by market for the six months ended April 2, 2010 and April 3, 2009 are summarized as follows (dollars in millions):

	Six Months Ended
	April 2, 2010		April 3, 2009		(Decrease) Increase
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$65.7	35%	$75.6	41%	$(9.9)	(13	) %
Medical	41.8	23	39.7	22	2.1	5
Communications	59.0	32	54.8	30	4.2	8
Industrial	10.4	6	11.1	6	(0.7)	(7)
Scientific	8.2	4	1.3	1	6.9	530
Total	$185.1	100%	$182.5	100%	$2.6	1%

Orders of $185.1 million for the six months ended April 2, 2010 were $2.6 million, or approximately 1%, higher than orders of $182.5 million for the six months ended April 3, 2009. Explanations for the order increase or decrease by market for the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 13% from an aggregate of $75.6 million in the first six months of fiscal year 2009 to an aggregate of $65.7 million in the first six months of fiscal year 2010. The decrease in orders for these combined markets was primarily due to the timing of large orders to support two foreign radar programs, as well as the timing of orders for the HAWK missile system. In the first six months of fiscal 2009, we received $4.2 million in orders for a foreign radar development program and $4.1 million in orders for a different foreign radar program; these large orders were not expected to, and did not, repeat in the first six months of fiscal 2010.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”) applications, and for radiation therapy applications for the treatment of cancer. The 5% increase in medical orders resulted from an increase in demand for products to support MRI applications, and was partially offset by a decrease in orders of products to support radiation therapy and x-ray imaging applications. In fiscal year 2009, orders to support radiation therapy applications were higher than the historical average, while sales of these products remained at normal levels.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 8% increase in communications orders was primarily due to increases in orders to support commercial communications applications, such as fixed satellite broadcast and commercial radio broadcast applications. These increases were partially offset by a decrease in orders for the Warfighter Information Network – Tactical (WIN-T) military communications program, for which we received an approximately $13 million order in the first six months of fiscal year 2009; this order was not expected to, and did not, repeat in the first six months of fiscal year 2010. Demand for products to support other military communications programs increased during the most recent period. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long-term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $0.7 million decrease in industrial orders was primarily due to the timing of orders for products used in cargo screening and instrumentation applications. This decrease was partially offset by an increase in demand for products to support semiconductor manufacturing applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $6.9 million increase in scientific orders was primarily the result of the receipt of orders for products to support fusion research and scientific accelerators at domestic laboratories.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of April 2, 2010, we had an order backlog of $240.7 million compared to an order backlog of $225.4 million as of April 3, 2009. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended April 2, 2010 Compared to Three Months Ended April 3, 2009

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase
	April 2, 2010		April 3, 2009		(Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$88.4	100.0%	$81.9	100.0%	$6.5
Cost of sales	61.6	69.7	60.1	73.4	1.5
Gross profit	26.7	30.2	21.8	26.6	4.9
Research and development	3.2	3.6	3.2	3.9	-
Selling and marketing	5.2	5.9	4.8	5.9	0.4
General and administrative	6.9	7.8	5.2	6.3	1.7
Amortization of acquisition-related intangibles	0.7	0.8	0.7	0.9	-
Operating income	10.8	12.2	7.9	9.6	2.9
Interest expense, net	3.9	4.4	4.3	5.3	(0.4)
Gain on debt extinguishment	-	-	(0.2)	(0.2)	0.2
Income before taxes	6.9	7.8	3.8	4.6	3.1
Income tax expense	2.5	2.8	0.1	0.1	2.4
Net income	$4.5	5.1%	$3.7	4.5%	$0.8
Other Data:
EBITDA (a)	$13.5	15.3%	$10.8	13.2%	$2.7

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

For a reconciliation of Net Income to EBITDA, see Note 10 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended April 2, 2010 and April 3, 2009 are summarized as follows (dollars in millions):

	Three Months Ended
	April 2, 2010		April 3, 2009		(Decrease) Increase
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$33.2	37%	$34.3	42%	$(1.1)	(3	) %
Medical	17.5	20	15.6	19	1.9	12
Communications	29.1	33	25.3	31	3.8	15
Industrial	5.3	6	4.4	5	0.9	20
Scientific	3.3	4	2.3	3	1.0	45
Total	$88.4	100%	$81.9	100%	$6.5	8%

Sales of $88.4 million for the three months ended April 2, 2010 were $6.5 million, or approximately 8%, higher than sales of $81.9 million for the three months ended April 3, 2009. Explanations for the sales increase or decrease by market for the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 3% from an aggregate of $34.3 million in the three months ended April 3, 2009 to an aggregate of $33.2 million in the three months ended April 2, 2010. This decrease was primarily due to the periodic timing of certain domestic radar programs, and was partially offset by increased sales for certain domestic electronic warfare programs.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 12% increase in sales of our medical products in the three months ended April 2, 2010 was due to increased sales of products to support MRI and radiation therapy applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 15% increase in sales in the communications market was due to increases in sales to support a variety of military communications applications, including the WIN-T program, as well as increases in sales to support commercial communications applications, particularly fixed satellite broadcast applications. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long-term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.9 million increase in sales of industrial products in the most recent period was primarily due to increased sales to support semiconductor manufacturing and instrumentation applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.0 million increase in scientific sales was primarily the result of increased sales for a foreign fusion research program.

Gross Profit. Gross profit was $26.7 million, or 30.2% of sales, for the three months ended April 2, 2010 as compared to $21.8 million, or 26.6% of sales, for the three months ended April 3, 2009. The $4.9 million increase in gross profit in the three months ended April 2, 2010 as compared to the three months ended April 3, 2009 was primarily due to higher shipments and improved operating efficiencies from the higher shipment volume, partially offset by an increase in expenses from the elimination of certain employee cost reduction initiatives in the three months ended April 2, 2010.

Research and Development. Research and development expenses were $3.2 million, or 3.6% of sales, for the three months ended April 2, 2010, and $3.2 million, or 3.9% of sales, for the three months ended April 3, 2009. Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	April 2,	April 3,
	2010	2009
Company sponsored	$3.2	$3.2
Customer sponsored, charged to cost of sales	4.0	4.1
	$7.2	$7.3

Selling and Marketing. Selling and marketing expenses were $5.2 million, or 5.9% of sales, for the three months ended April 2, 2010, a $0.4 million increase from the $4.8 million, or 5.9% of sales, for the three months ended April 3, 2009. The increase in selling and marketing expenses in the three months ended April 2, 2010 was primarily due to higher foreign expenses from unfavorable currency translation and increased sales commissions for third party sales representatives.

General and Administrative. General and administrative expenses were $6.9 million, or 7.8% of sales, for the three months ended April 2, 2010, a $1.7 million increase from the $5.2 million, or 6.3% of sales, for the three months ended April 3, 2009. The increase in general and administrative expenses in the three months ended April 2, 2010 was primarily due to unfavorable currency translation, higher consulting fees for tax and legal services, and higher management incentive accruals as a result of improved operating performance.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the second quarter of fiscal years 2010 and 2009.

Interest Expense, net (“Interest Expense”). Interest Expense was $3.9 million, or 4.4% of sales, for the three months ended April 2, 2010, a $0.4 million decrease from the $4.3 million, or 5.3% of sales, for the three months ended April 3, 2009. The reduction in interest expense for the three months ended April 2, 2010 was primarily due to repayments of debt over the past year, which resulted in lower outstanding debt obligations during the three months ended April 2, 2010 compared to the three months ended April 3, 2009.

Gain on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the three months ended April 3, 2009 resulted from the repurchase of $3.0 million of our 8% senior subordinated notes at a discount of $0.3 million, or 8.5% of par value, partially offset by a $0.1 million non-cash write-off of deferred debt issue costs.

Income Tax Expense. We recorded an income tax expense of $2.5 million for the three months ended April 2, 2010 and income tax expense of $0.1 million for the three months ended April 3, 2009.

Income tax expense for the three months ended April 3, 2009 included a discrete tax benefit of approximately $0.7 million that was related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We also recorded a discrete tax benefit of $0.3 million relating to the correction of an immaterial error in the computation of certain deferred tax accounts that should have been recorded in several prior year financial results.

Net Income. Net income was $4.5 million, or 5.1% of sales, in the three months ended April 2, 2010 as compared to $3.7 million, or 4.5% of sales, in the three months ended April 3, 2009. The $0.8 million increase in net income in the three months ended April 2, 2010 as compared to the three months ended April 3, 2009 was primarily due to higher shipment volume and the favorable impact of Canadian dollar hedges in the three months ended April 2, 2010, partially offset by unfavorable currency translation. In addition, the $1.0 million in discrete income tax benefits in the three months ended April 3, 2009 did not repeat in the three months ended April 2, 2010.

EBITDA. EBITDA was $13.5 million, or 15.3% of sales, for the three months ended April 2, 2010 as compared to $10.8 million, or 13.2% of sales, for the three months ended April 3, 2009. The $2.7 million increase in EBITDA in the three months ended April 2, 2010 as compared to the three months ended April 3, 2009 was primarily due to higher shipment volume and the favorable impact of Canadian dollar hedges in the three months ended April 2, 2010, partially offset by unfavorable currency translation.

Six Months Ended April 2, 2010 Compared to Six Months Ended April 3, 2009

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):
	Six Months Ended				Increase
	April 2, 2010		April 3, 2009		(Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$171.1	100.0%	$159.0	100.0%	$12.1
Cost of sales	121.0	70.7	117.4	73.8	3.6
Gross profit	50.2	29.3	41.7	26.2	8.5
Research and development	5.7	3.3	5.3	3.3	0.4
Selling and marketing	10.2	6.0	9.8	6.2	0.4
General and administrative	12.4	7.2	10.5	6.6	1.9
Amortization of acquisition-
related intangibles	1.4	0.8	1.4	0.9	-
Operating income	20.4	11.9	14.7	9.2	5.7
Interest expense, net	7.7	4.5	8.8	5.5	(1.1)
Gain on debt extinguishment	-	-	(0.2)	(0.1)	0.2
Income before taxes	12.7	7.4	6.1	3.8	6.6
Income tax expense (benefit)	4.4	2.6	(5.2)	(3.3)	9.6
Net income	$8.3	4.9%	$11.3	7.1%	$(3.0)
Other Data:
EBITDA (a)	$25.9	15.1%	$20.3	12.8%	$5.6

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

For a reconciliation of Net Income to EBITDA, see Note 10 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the six months ended April 2, 2010 and April 3, 2009 are summarized as follows (dollars in millions):

	Six Months Ended
	April 2, 2010		April 3, 2009		(Decrease) Increase
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$61.5	36%	$62.3	39%	$(0.8)	(1	) %
Medical	36.8	21	31.4	20	5.4	17
Communications	57.8	34	51.5	32	6.3	12
Industrial	10.4	6	9.8	6	0.6	6
Scientific	4.6	3	4.0	3	0.6	15
Total	$171.1	100%	$159.0	100%	$12.1	8%

Sales of $171.1 million for the six months ended April 2, 2010 were $12.1 million, or 8%, higher than sales of $159.0 million for the six months ended April 3, 2009. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these markets were essentially unchanged at $61.5 million in the six months ended April 2, 2010 as compared to $62.3 million in the six months ended April 3, 2009.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 17% increase in sales of our medical products was primarily due to increased sales to support MRI applications.

•
Communications: The 12% increase in sales in the communications market was primarily attributable to increases in sales to support a variety of military communications applications, including the WIN-T program. Sales to support commercial communications applications, particularly fixed satellite broadcast applications, increased as well. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.6 million increase in industrial sales was consistent with a general improvement in business conditions across the industrial market.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.6 million increase in scientific sales was primarily the result of increased sales for a foreign fusion research program.

Gross Profit. Gross profit was $50.2 million, or 29.3% of sales, for the six months ended April 2, 2010, an $8.5 million increase from $41.7 million, or 26.2% of sales, in the six months ended April 3, 2009. The increase in gross profit for the six months ended April 2, 2010 as compared to the six months ended April 3, 2009 was primarily due to higher shipments and improved operating efficiencies from the higher shipment volume, partially offset by an increase in expenses from the elimination of certain employee cost reduction initiatives in the six months ended April 2, 2010.

Research and Development. Research and development expenses were $5.7 million, or 3.3% of sales, for the six months ended April 2, 2010, a $0.4 million increase from $5.3 million, or 3.3% of sales, for the six months ended April 3, 2009. The increase in research and development for the six months ended April 2, 2010 was primarily due to development efforts on broadband communication products for commercial and military applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	April 2,	April 3,
	2010	2009
Company sponsored	$5.7	$5.3
Customer sponsored, charged to cost of sales	7.7	7.3
	$13.4	$12.6

Selling and Marketing. Selling and marketing expenses were $10.2 million, or 6.0% of sales, for the six months ended April 2, 2010, a $0.4 million increase from the $9.8 million, or 6.2% of sales, for the six months ended April 3, 2009. The increase in selling and marketing expenses in the six months ended April 2, 2010 was primarily due to higher foreign expenses from unfavorable currency translation and increased sales commissions for third party sales representatives.

General and Administrative. General and administrative expenses were $12.4 million, or 7.2% of sales, for the six months ended April 2, 2010, a $1.9 million increase from the $10.5 million, or 6.6% of sales, for the six months ended April 3, 2009. The increase in general and administrative expenses in the six months ended April 2, 2010 was primarily due to unfavorable currency translation, higher consulting fees for tax and legal services and higher management incentive accruals as a result of improved operating performance.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $1.4 million for the six months ended April 2, 2010 and the six months ended April 3, 2009.

Interest Expense, Net (“Interest Expense”). Interest Expense of $7.7 million for the six months ended April 2, 2010 was $1.1 million lower than interest expense of $8.8 million for the six months ended April 3, 2009. The reduction in interest expense for the six months ended April 2, 2010 was primarily due to repayments of debt over the past year which resulted in lower interest expense during the six months ended April 2, 2010 as compared to the six months ended April 3, 2009.

Gain on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the six months ended April 3, 2009 resulted from the repurchase of $3.0 million of our 8% senior subordinated notes at a discount of $0.3 million, or 8.5% of par value, partially offset by a $0.1 million non-cash write-off of deferred debt issue costs.

Income Tax (Benefit) Expense. We recorded an income tax expense of $4.4 million for the six months ended April 2, 2010 and an income tax benefit of $5.2 million for the six months ended April 3, 2009. Our estimated effective income tax rate for fiscal year 2010 is expected to be approximately 36%.

The six months ended April 3,2009 included several significant discrete tax benefits: (1) $5.1 million related to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008, signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

In December 2008, a new tax treaty protocol between Canada and the U.S. became effective. The new treaty requires mandatory arbitration for the resolution of double taxation disputes not settled through the competent authority process. As a result of this new treaty, our tax position on an outstanding audit by the CRA has become more favorable, and we reduced our tax contingency reserve in Canada by $3.0 million, and established an income tax receivable and recognized an income tax benefit in the U.S. for $2.8 million; this tax benefit was partially offset by a related increase in deferred tax liabilities of $0.7 million.

The $0.9 million adjustment to Canadian deferred tax accounts included a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates, and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the three months ended April 3, 2009, and the $0.3 adjustment million should have been recorded in several prior year’s financial results. These adjustments are deemed immaterial to our results of operations and financial condition for all affected periods.

Net Income. Net income was $8.3 million, or 4.9% of sales, in the six months ended April 2, 2010 as compared to $11.3 million, or 7.1% of sales, in the six months ended April 3, 2009. The decrease in net income in the six months ended April 2, 2010 as compared to the six months ended April 3, 2009 was primarily due to discrete income tax benefits that were recorded in the six months ended April 3, 2009. Excluding discrete income tax benefits that were recorded in the six months ended April 3, 2009, the higher net income in the six months ended April 2, 2010 was primarily due to higher shipment volume and the favorable impact of Canadian dollar hedges in the six months ended April 2, 2010, partially offset by unfavorable currency translation.

EBITDA. EBITDA was $25.9 million, or 15.1% of sales, for the six months ended April 2, 2010 as compared to $20.3 million, or 12.8% of sales, for the six months ended April 3, 2009. The $5.6 million increase in EBITDA for the six months ended April 2, 2010 as compared to the corresponding period of fiscal year 2009 was due primarily to higher shipment volume and the favorable impact of Canadian dollar hedges in the six months ended April 2, 2010, partially offset by unfavorable currency translation.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	April 2,	October 2,
	2010	2009
Cash and cash equivalents	$36.5	$26.2
Working capital	$107.8	$92.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.0 million as of April 2, 2010, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the net increase in cash and cash equivalents during the six months ended April 2, 2010 were the net cash provided by our operating activities of $11.5 million and proceeds and tax benefits of $0.7 million from employee stock purchases and stock exercises, partially offset by capital expenditures of $1.8 million.

As of April 2, 2010 and October 2, 2009, we had $195.0 million in total principal amount of debt outstanding. As of April 2, 2010, we had borrowing availability of $54.9 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 0.50:1. Our senior credit facilities will mature in the fourth quarter of fiscal year 2011 unless we refinance our 8% senior subordinated notes due 2012 prior to July 31, 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	April 2,	April 3,
	2010	2009
Net cash provided by operating activities	$11.5	$7.9
Net cash used in investing activities	(1.8)	(1.8)
Net cash provided by (used in) financing activities	0.7	(6.9)
Net increase (decrease) in cash and cash equivalents	$10.4	$(0.8)

Operating Activities

During the six months ended April 2, 2010 and April 3, 2009, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $11.5 million in the six months ended April 2, 2010 was attributable to net income of $8.3 million, depreciation, amortization and other non-cash charges of $8.4 million, partially offset by net cash used in working capital of $5.2 million. The primary working capital uses of cash in the first two quarters of fiscal year 2010 were an increase in inventories and a decrease in income tax payable. The increase in inventories resulted primarily from increased inventory purchases to support increased orders and the higher sales level anticipated for the remaining quarters of fiscal year 2010. The decrease in income tax payable was primarily due to payments and lower taxable income for the second quarter of fiscal year 2010 as compared to that for the fourth quarter of fiscal year 2009. The aforementioned uses of working capital were partially offset by a decrease in accounts receivable due to the timing of billings and improved cash collections, an increase in accrued liabilities due to increased payroll and paid-time off accruals and an increase in accounts payable due to timing of payments of vendor invoices and the increase in inventory purchases.

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

Investing Activities

Investing activities for the six months ended April 2, 2010 and April 3, 2009 comprised mainly $1.8 million of capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended April 2, 2010 was attributable to $0.4 million in proceeds from employee stock purchases and $0.3 million in proceeds and tax benefit from employee stock option exercises.

Net cash used in financing activities for the six months ended April 3, 2009 consisted primarily of senior term loan repayment of $4.75 million and senior subordinated notes repurchase of $3.0 million partially offset by $0.6 million in proceeds from employee stock purchases and $0.3 million discount from the repurchase of our senior subordinated notes.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2009, and therefore, no excess cash flow payment was made in the six months ended April 2, 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations as of April 2, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2010 (remaining six months)	2011 - 2012	2013 - 2014	Thereafter
Operating leases	$6,212	$942	$1,640	$997	$2,633
Purchase commitments	32,701	26,084	6,617	-	-
Debt obligations	195,000	-	183,000	-	12,000
Interest on debt obligations	24,373	6,751	15,932	1,452	238
Uncertain tax positions	2,736	2,736	-	-	-
Total cash obligations	$261,022	$36,513	$207,189	$2,449	$14,871
Standby letters of credit	$5,124	$5,124

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under our senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as prescribed in the senior credit facilities agreement, (2) that interest rates in effect on April 2, 2010 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; timing of payments and actual amounts paid may be different.

As of April 2, 2010, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. See also Note 6 of the accompanying unaudited condensed consolidated financial statements for details on certain of our commitments and contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the six months ended April 2, 2010 were $1.8 million. Total capital expenditures for fiscal year 2010 are expected to be approximately $4.0 to $5.0 million.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of April 2, 2010, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year, variable rate debt consisting of $12.0 million floating rate senior notes due in 2015, and a $66.0 million term loan under our senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. In September 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $40.0 million at April 2, 2010 and represented approximately 61% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At April 2, 2010, the fair value of the short-term and long-term portions of the swap was a liability of $1.4 million (accrued expenses) and $0.2 million (other long-term liabilities), respectively.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative in the condensed consolidated statements of income. The gain recognized in general and administrative due to hedge ineffectiveness was $0.1 million for the three and six months ended April 2, 2010. No ineffective amounts were recognized due to hedge ineffectiveness for the three and six months ended April 3, 2009.

As of April 2, 2010, we had entered into Canadian dollar forward contracts for approximately $25.9 million (Canadian dollars), or approximately 75% of our estimated Canadian dollar denominated expenses for April 2010 through December 2010, at an average rate of approximately $0.88 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents annually to basic and diluted earnings per common share.

At April 2, 2010, the fair value of foreign currency forward contracts was a short-term asset of $2.8 million (prepaid and other current assets).

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

Part II:  OTHER INFORMATION

Item 1.              Legal Proceedings

None.

Item 1A.   Risk Factors

                There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 2, 2009, except for the additional risk factor below.

On May 8, 2010, we entered into an Agreement and Plan of Merger with Comtech Telecommunications Corp. (“Comtech”) providing for Comtech to acquire the Company in a merger for a purchase price consisting of a mix of cash and Comtech common stock. The Company and its stockholders are exposed to several risks relating to the planned merger between the Company and Comtech, including the following:There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 2, 2009, except for the additional risk factor below.

•
We and Comtech may be unable to obtain the regulatory approvals or satisfy other closing conditions required to complete the merger. Failure to complete the merger could negatively impact our stock price and our future business and financial results.

•	Although we and Comtech expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of various challenges.

•	The price of Comtech common stock may decline, which would decrease the value of the total merger consideration to be received by our stockholders in the merger.

•	The merger agreement limits our ability to pursue alternatives to the merger.

•
The merger agreement imposes customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the merger agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals.

•
The pendency of the proposed merger, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel, and a disruption of our operations. The announcement and pendency of the proposed transaction may also affect our relationships with third parties.

•	Under certain circumstances, we may be required under the merger agreement to pay Comtech a termination fee of up to $15 million.

•	Certain of our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

   None.

Item 3.              Defaults Upon Senior Securities

   None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

Submission of Matters to a Vote of Security Holders. At an Annual Meeting of Stockholders held on February 23, 2010, the following proposals were presented for a vote of the stockholders of the Company:

Proposal No. 1: The election of the following two directors to serve for a three-year term ending at the 2013 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For Votes	Withheld Votes
Jeffrey P. Hughes	13,474,329	2,161,866
Stephen R. Larson	15,621,984	14,211

The term of office for the following directors continued after the Annual Meeting: Michael Targoff, O. Joe Caldarelli, Michael F. Finley and William P. Rutledge.

Proposal No. 2: The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

Votes	Shares
For	15,972,150
Against	112,729
Abstain	1,689

Item 6.              Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CPI INTERNATIONAL, INC.

Dated: May 12, 2010	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)