Form 10-Q
period 2010-07-02
CPI INTERNATIONAL, INC.
filed 2010-08-11
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,809,805 shares of Common Stock, $0.01 par value, at August 5, 2010.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	July 2,	October 2,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$47,183	$26,152
Restricted cash	1,040	1,561
Accounts receivable, net	43,433	45,145
Inventories	78,407	66,996
Deferred tax assets	10,485	8,652
Prepaid and other current assets	4,321	6,700
Total current assets	184,869	155,206
Property, plant, and equipment, net	54,650	57,912
Deferred debt issue costs, net	2,607	3,609
Intangible assets, net	73,218	75,430
Goodwill	162,225	162,225
Other long-term assets	3,786	3,872
Total assets	$481,355	$458,254

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$21,164	$22,665
Accrued expenses	27,955	19,015
Product warranty	4,830	3,845
Income taxes payable	3,608	4,305
Deferred income taxes	328	-
Advance payments from customers	12,899	12,996
Total current liabilities	70,784	62,826
Deferred income taxes, non-current	23,997	24,726
Long-term debt	194,931	194,922
Other long-term liabilities	2,009	2,227
Total liabilities	291,721	284,701
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 17,016 and 16,807 shares issued; 16,810 and 16,601 shares outstanding)	170	168
Additional paid-in capital	79,257	75,630
Accumulated other comprehensive income	506	598
Retained earnings	112,501	99,957
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	189,634	173,553
Total liabilities and stockholders' equity	$481,355	$458,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$93,876	$82,520	$264,995	$241,569
Cost of sales	64,953	58,236	185,910	175,603
Gross profit	28,923	24,284	79,085	65,966
Operating costs and expenses:
Research and development	3,542	2,731	9,287	8,071
Selling and marketing	5,178	4,762	15,392	14,552
General and administrative	6,373	5,073	18,560	15,537
Amortization of acquisition-related intangible assets	688	691	2,062	2,076
Merger expenses	3,589	-	3,800	-
Total operating costs and expenses	19,370	13,257	49,101	40,236
Operating income	9,553	11,027	29,984	25,730
Interest expense, net	3,780	4,204	11,516	12,965
Gain on debt extinguishment	-	(51)	-	(248)
Income before income taxes	5,773	6,874	18,468	13,013
Income tax expense (benefit)	1,562	3,004	5,924	(2,201)
Net income	$4,211	$3,870	$12,544	$15,214

Other comprehensive income, net of tax
Net unrealized (loss) gain on cash flow hedges and minimum pension liability adjustment	(1,096)	3,346	(92)	84
Comprehensive income	$3,115	$7,216	$12,452	$15,298

Earnings per common share - Basic	$0.25	$0.23	$0.75	$0.92
Earnings per common share - Diluted	$0.23	$0.22	$0.69	$0.86

Shares used to compute earnings per common share - Basic	16,631	16,362	16,534	16,316
Shares used to compute earnings per common share - Diluted	17,961	17,535	17,787	17,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Nine Months Ended
	July 2,	July 3,
	2010	2009

Cash flows from operating activities
Net cash provided by operating activities	$22,516	$20,308

Cash flows from investing activities
Capital expenditures	(2,824)	(2,349)
Payment of patent application fees	(36)	-
Net cash used in investing activities	(2,860)	(2,349)

Cash flows from financing activities
Repayments of debt	-	(12,358)
Proceeds from issuance of common stock to employees	579	781
Proceeds from exercise of stock options	214	82
Excess tax benefit on stock option exercises	582	51
Net cash provided by (used in) financing activities	1,375	(11,444)

Net increase in cash and cash equivalents	21,031	6,515
Cash and cash equivalents at beginning of period	26,152	28,670
Cash and cash equivalents at end of period	$47,183	$35,185

Supplemental cash flow disclosures
Cash paid for interest	$8,008	$9,742
Cash paid for income taxes, net of refunds	$8,069	$2,417

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

The accompanying unaudited condensed consolidated financial statements of the Company as of July 2, 2010 and for the three and nine months ended July 2, 2010 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009. The condensed consolidated balance sheet as of October 2, 2009 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended July 2, 2010 are not necessarily indicative of results to be expected for the full year.

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

In the first quarter of fiscal year 2010, the Company adopted provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of this new standard did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to ASC 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. This guidance under ASC 260 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted the provisions of this guidance under ASC 260 effective October 3, 2009 and has included the required disclosures in Note 10 to the unaudited condensed consolidated financial statements. The adoption of this guidance did not have a material impact on the Company’s computation of earnings per share.

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

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” an update to ASC 820. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. The Company adopted the provisions of this guidance under ASU 2009-05 effective October 3, 2009. The adoption did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as a further clarification ASC 810-10, “Consolidation of Variable Interest Entities.” ASU 2009-17, upon adoption, requires the use of a qualitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends the guidance for determining if an entity is a VIE and enhances the disclosure requirements regarding an enterprise’s involvement with a VIE. ASU 2009-17 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2009. Since the Company does not currently have variable interest entities, this update is expected to have no impact on its consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurements.” This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted the provisions of this guidance under ASU 2009-06, except for Level 3 reconciliation disclosures, effective January 2, 2010. As this guidance is disclosure-related, it did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2010, the FASB issued ASU 2010-08, "Technical Corrections to Various Topics." This update eliminates inconsistencies and outdated provisions in U.S. generally accepted accounting principles (“GAAP”) and provides needed clarification on others. Amendments within ASU 2010-08 that may be applicable to the Company are effective as of the first reporting period beginning after February 2, 2010, the date this ASU was issued. The Company adopted the provisions of this guidance under ASU 2010-08 effective April 3, 2010 with no material impact on its consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 was effective immediately after its issuance and has been adopted by the Company with no material impact on its consolidated results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. ASU 2010-17 is effective on a prospective basis for milestones achieved in interim and fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact that this update may have on its consolidated results of operations, financial position or cash flows but does not expect it will have a material effect.

3.             Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowance for doubtful accounts as follows:

	July 2,	October 2,
	2010	2009
Accounts receivable	$43,522	$45,240
Less: Allowance for doubtful accounts	(89)	(95)
Accounts receivable, net	$43,433	$45,145

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:    The following table provides details of inventories:

	July 2,	October 2,
	2010	2009
Raw material and parts	$43,933	$38,205
Work in process	24,855	20,542
Finished goods	9,619	8,249
	$78,407	$66,996

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Nine Months Ended
	July 2,	July 3,
	2010	2009
Balance at beginning of period	$4,068	$1,928
Provision for loss contracts, charged to cost of sales	2,886	2,696
Credit to cost of sales upon revenue recognition	(3,347)	(1,522)
Balance at end of period	$3,607	$3,102

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	July 2,	July 3,
	2010	2009
Inventories	$3,468	$3,092
Accrued expenses	139	10
	$3,607	$3,102

Product Warranty:    The following table summarizes the activity related to product warranty:

	Nine Months Ended
	July 2,	July 3,
	2010	2009
Beginning accrued warranty	$3,845	$4,159
Actual costs of warranty claims	(4,087)	(3,347)
Estimates for product warranty, charged to cost of sales	5,072	2,990
Ending accrued warranty	$4,830	$3,802

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Accumulated Other Comprehensive Income:    The following table provides the components of accumulated other comprehensive income in the condensed consolidated balance sheets:

	July 2,	October 2,
	2010	2009
Unrealized gain on cash flow hedges, net of tax	$742	$828
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(236)	(230)
	$506	$598

4.           Definitive Merger Agreement with Comtech

On May 10, 2010, the Company announced the signing of a definitive merger agreement with Comtech Telecommunications Corporation (“Comtech”) under which Comtech agreed to acquire the Company in a merger in which Company stockholders would receive a combination of cash and stock in exchange for their Company shares. The ultimate amount of consideration that a Company stockholder will receive for each Company share will be equal to a combination of $9.00 in cash plus a fraction of a share of Comtech common stock equal to $8.10 divided by the average closing price of Comtech common stock over a specified period of time prior to closing, provided that the fraction shall not be greater than 0.2382 nor less than 0.2132. Based on the August 2, 2010 market closing price of Comtech stock of $21.79, the fraction was equal to 0.2382 and was currently valued at $5.19 per share of Company stock.

The transaction is subject to customary closing conditions, including, among others, adoption of the merger agreement by the Company’s stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, effectiveness of the registration statement for the shares of Comtech common stock to be issued in the merger and the listing of such shares on Nasdaq, accuracy of certain representations and warranties and material compliance with covenants, and the absence of any material adverse effect (as defined) with respect to the Company or Comtech. On August 2, 2010, the Company and Comtech received a request for additional information and documents—often referred to as a second request—from the Department of Justice in connection with the proposed merger. The Company and Comtech are working to respond to the second request.

The merger agreement contains certain termination rights for both the Company and Comtech and further provides that, upon termination of the merger agreement, under specified circumstances, the Company will be required to pay Comtech a termination fee of up to $15 million.

For the three and nine months ended July 2, 2010, the Company has incurred transaction costs relating to the proposed merger in the amount of $3.6 million and $3.8 million, respectively. Such non-recurring transaction costs were comprised of fees for investment bankers, attorneys and other professional services rendered in connection with the proposed merger.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

5.           Fair Value Measurements

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

The Company’s non-financial assets (including goodwill, intangible assets and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During the three and nine months ended July 2, 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of July 2, 2010, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at July 2, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$41,650	$41,650	$-	$-
Mutual funds2	153	153	-	-
Foreign exchange forward derivatives3	659	-	659	-
Total assets at fair value	$42,462	$41,803	$659	-

Liabilities:
Foreign exchange forward derivatives4	20		20
Interest rate swap derivative4	$1,109	$-	$1,109	$-
Total liabilities at fair value	$1,129	$-	$1,129	$-

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
4 The foreign currency and interest rate swap derivatives are classified as part of accrued expenses in the condensed consolidated balance sheet.

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

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt as of July 2, 2010 and October 2, 2009 was $192.2 million and $188.5 million, respectively, compared to the carrying value of $194.9 million.

6.    Derivative Instruments and Hedging Activities

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of July 2, 2010 have durations of 8 to 15 months. These contracts are designated as cash flow hedges and are considered highly effective, as defined by FASB ASC 815. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At July 2, 2010, the unrealized gain, net of tax of $0.7 million, was $1.4 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of income. The time value was not material for the three and nine months ended July 2, 2010 and July 3, 2009. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of income. The gain recognized in general and administrative expenses due to hedge ineffectiveness for the three and nine months ended July 2, 2010 was zero and $0.1 million, respectively. No ineffective amounts were recognized due to hedge ineffectiveness for the three and nine months ended July 3, 2009.

As of July 2, 2010, the Company had entered into Canadian dollar forward contracts for approximately $19.2 million (Canadian dollars), or approximately 58% of estimated Canadian dollar denominated expenses for July 2010 through March 2011, at an average rate of approximately 0.92 U.S. dollars to Canadian dollars.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its term loan under its senior credit facilities. The notional value of the 2007 Swap was $35.0 million at July 2, 2010 and represented approximately 53% of the aggregate term loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of ASC 815, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. At July 2, 2010, the unrealized loss, net of tax of $0.4 million, was $0.7 million. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net, in the condensed consolidated statements of income.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at July 2, 2010 and October 2, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 2, 2010	October 2, 2009	Balance Sheet Location	July2, 2010	October 2, 2009
Derivatives designated as hedging instruments
Interest rate contracts				Accrued expenses	$(1,109)	$(1,766)
Interest rate contracts				Other long-term liabilities	-	(557)

Forward contracts	Prepaid and other current assets	$659	$3,467	Accrued expenses	(20)
Total derivatives designated as hedging instruments		$659	$3,467		$(1,129)	$(2,323)

As of July 2, 2010 and October 2, 2009, all of the Company’s derivative instruments were classified as hedging instruments in accordance with ASC 815.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended July 2, 2010 and July 3, 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Three Months Ended			Three Months Ended			Three Months Ended
	July 2, 2010	July 3, 2009		July 2, 2010	July 3, 2009		July 2, 2010	July 3, 2009
Interest rate contracts	$(33)	$(302)	Interest expense, net	$(443)	$(528)	Interest expense, net	$(9)	$(12)

Forward contracts	(667)	3,591	Cost of sales	149	(62)	General and administrative(a)	3	(60)
			Research and development	65	(33)
			Selling and marketing	94	(101)
			General and administrative	69	(121)
Total	$(700)	$3,289		$1,064	$(2,045)		$(6)	$(72)

(a) The amount of gain recognized in income during the three months ended July 2, 2010 represents a $3 loss related to the amount excluded from the assessment of hedge effectiveness. The amount of loss recognized in income during the three months ended July 3, 2009 represents a $64 loss related to the amount excluded from the assessment of hedge effectiveness, net of $4 gain related to the ineffective portion of the hedging relationships.

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	July 2, 2010	July 3, 2009		July 2, 2010	July 3, 2009		July 2, 2010	July 3, 2009
Interest rate contracts	$(281)	$(1,889)	Interest expense, net	$(1,495)	$(1,228)	Interest expense, net	$(28)	$(40)

Forward contracts	888	(2,791)	Cost of sales	1805	(3,167)	General and administrative(b)	51	(285)
			Research and development	307	(176)
			Selling and marketing	134	(96)
			General and administrative	185	(289)
Total	$607	$(4,680)		$936	$(4,956)		$23	$(325)

(b) The amount of gain recognized in income during the nine months ended July 2, 2010 represents a $62 gain related to the ineffective portion of the hedging relationships, net of a $11 loss related to the amount excluded from the assessment of hedge effectiveness. The amount of loss recognized in income during the nine months ended July 3, 2009 represents a $286 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $1 gain related to the ineffective portion of the hedging relationships.

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

When the Company’s derivatives are in a net asset position, such as the case with the majority of the Company’s forward foreign exchange contract derivatives at July 2, 2010, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At July 2, 2010, the Company’s interest rate contract derivative was in a liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

7.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at July 2, 2010 were as follows:

Fiscal Year	Operating Leases
2010 (remaining three months)	$482
2011	1,324
2012	1,125
2013	633
2014	420
Thereafter	2,634
$6,618

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.6 million and $1.8 million for the three and nine months ended July 2, 2010, respectively, and $0.6 million and $2.0 million for the corresponding periods of fiscal year 2009. Assets subject to capital leases at July 2, 2010 and October 2, 2009 were not material.

Guarantees: The Company has restricted cash of $1.0 million and $1.6 million as of July 2, 2010 and October 2, 2009, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Purchase commitments: As of July 2, 2010, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2010 (remaining nine months)	$20,253
2011	9,710
2012	166
2013	37
2014	25
$30,191

Contingent Earnout Consideration: Under the terms of the purchase agreement for the acquisition of Malibu Research, Inc. (“Malibu”) in August 2007, in addition to the $20.5 million of net cash consideration paid for the acquisition, the Company could have also been required to pay a potential earnout to the former stockholders of Malibu of up to $14.0 million based on the achievement of certain financial objectives over the three years following the acquisition, ending July 2, 2010 (“Financial Earnout”). Based on financial performance through July 2, 2010, no Financial Earnout was earned for any of the three earnout periods.

In addition, the Company could have also been required to pay a discretionary earnout of up to $1.0 million to the former stockholders of Malibu contingent upon achievement of certain succession planning goals by June 30, 2010. However, the Company has determined that such goals were not attained and, as a result, no discretionary earnout was ultimately paid.

Merger Expense Commitment: For services rendered in connection with the merger agreement with Comtech, the Company has agreed to pay J.P. Morgan Securities, Inc. (“J.P. Morgan” ) a fee estimated to be approximately $5.0 million, of which $1.4 million has been accrued (accrued expenses) and $3.6 million will become payable only if the proposed merger is consummated. The Company has also agreed to reimburse J.P. Morgan for certain expenses incurred in connection with its services, including the fees and disbursements of counsel, and will indemnify J.P. Morgan against certain liabilities, including liabilities arising under the federal securities laws.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

On July 1, 2010, a putative stockholder class action complaint was filed against the Company, the members of the Company’s board of directors, and Comtech. The lawsuit concerns the proposed merger between the Company and Comtech, and generally asserts claims alleging, among other things, that each member of the Company’s board of directors breached his fiduciary duties by agreeing to the terms of the proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The lawsuit seeks, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleges that the consideration to be paid to the Company’s stockholders under the terms of the proposed merger is inadequate. The Company believes all claims asserted in the lawsuit to be without merit.

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

8.           Stock-based Compensation Plans

Stock Options: The following table summarizes the status of the Company’s stock option awards as of July 2, 2010 and October 2, 2009 and changes during the nine months ended July 2, 2010 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 2, 2009	3,382,763	$6.38	4.95	$20,362	2,845,996	$4.73	4.43	$20,227
Granted	108,000	9.66
Exercised	(122,795)	1.75
Forfeited or cancelled	(17,125)	16.42
Balance at July 2, 2010	3,350,843	$6.60	4.49	$30,435	2,912,134	$5.58	4.00	$29,230

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $15.38 as of July 2, 2010, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of July 2, 2010, approximately 2.6 million exercisable options were in-the-money.

During the three and nine months ended July 2, 2010, cash received from option exercises was approximately $0.1 million and $0.2 million, respectively, and the total intrinsic value of options exercised was $0.9 million and $1.5 million, respectively. During the three and nine months ended July 3, 2009, cash received from option exercises was $46,448 and $82,451, respectively, and the total intrinsic value of options exercised was approximately $0.4 million. As of July 2, 2010, there was approximately $2.0 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

Stock Purchase Plan:  Employees purchased 15,662 shares for $0.2 million and 49,127 shares for $0.6 million in the three and nine months ended July 2, 2010, respectively, and 22,180 shares for $0.2 million and 93,031 shares for $0.8 million for the corresponding periods of fiscal year 2009 under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of July 2, 2010, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: There were 311,341 and 218,298 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of July 2, 2010 and October 2, 2009, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of July 2, 2010 and October 2, 2009 and of changes during the nine months ended July 2, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 2, 2009	218,298	$11.27
Granted	163,307	$10.04
Vested	(65,914)	$11.87
Forfeited	(4,350)	$10.62
Nonvested at July 2, 2010	311,341	$10.51

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

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at July 2, 2010 and October 2, 2009 was $4.8 million and $2.5 million, respectively. As of July 2, 2010, there was $2.6 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Stock Options. Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants during the nine months ended July 2, 2010 (specifically, the first quarter of fiscal year 2010) are presented below.

Expected term (in years)	7.79
Expected volatility	60.50%
Risk-free rate	3.00%
Dividend yield	0%

There were no time-based options granted during the three months ended July 2, 2010 nor during the three and nine months ended July 3, 2009.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options granted during the nine months ended July 3, 2009 (specifically, the first quarter of fiscal year 2009) are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.53%
Dividend yield	0%

There were no time- and market performance-based options granted during the three and nine months ended July 2, 2010 nor during the three months ended July 3, 2009.

The weighted-average grant-date fair value of all the options granted during the nine months ended July 2, 2010 and July 3, 2009 was $6.25 and $5.61 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $2.31 and $2.08 per share during the three and nine months ended July 2, 2010, respectively, and $1.40 and $1.48 per share for the corresponding periods of fiscal year 2009.

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

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units granted during the nine months ended July 3, 2009 (specifically, the first quarter of fiscal year 2009) are presented below.

Expected volatility	51.50%
Risk-free rate	3.54%
Dividend yield	0%

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

There were no time- and market performance-based restricted stock and restricted stock units granted during the three and nine months ended July 2, 2010 nor during the three months ended July 3, 2009.

The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the nine months ended July 2, 2010 and July 3, 2009 was $10.04 and $8.87, respectively.

As stock-based compensation expense recognized in the condensed consolidated statements of income and comprehensive income for the three and nine months ended July 2, 2010 and for the corresponding periods of fiscal year 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718, “Compensation—Stock Compensation,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense for the three and nine months ended July 2, 2010 and July 3, 2009, which was allocated as follows:
	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$152	$131	$432	$375
Research and development	51	43	161	130
Selling and marketing	74	75	214	216
General and administrative	505	453	1,493	1,303
	$782	$702	$2,300	$2,024

Share-based compensation cost capitalized in inventory	$153	$131	$444	$386
Share-based compensation cost remaining in inventory at end of period	$98	$87	$98	$87

Share-based compensation expense by type of award:
Stock options	$460	$455	$1,375	$1,327
Restricted stock and units	286	215	823	599
Stock purchase plan	36	32	102	98
	$782	$702	$2,300	$2,024

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.4 million and $0.8 million during the three and nine months ended July 2, 2010, respectively. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.2 million for the corresponding periods of fiscal year 2009.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

9.           Income Taxes

Income tax expense of $5.9 million for the nine months ended July 2, 2010 and income tax benefit of $2.2 million for the nine months ended July 3, 2009 reflect estimated federal, foreign and state taxes. The effective tax rate for the nine months ended July 2, 2010 was 32.1% and diverged from the federal and state statutory rate primarily due to approximately $0.8 million for discrete income tax benefits, including $0.3 million to true-up the fiscal year 2009 tax provision estimate to the filed fiscal year 2009 U.S. income tax return and $0.3 million to adjust deferred tax accounts for a reduction to future Canadian income tax rates.

The effective tax rate for the nine months ended July 3, 2009 was a negative 17% and diverged from the federal and state statutory rate primarily due to several significant discrete tax benefits: (1) $5.1 million of unrecognized tax benefit relating to the Company’s position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011 and (3) $0.9 million for adjustments to Canadian deferred tax accounts. The $0.9 million adjustment to Canadian deferred tax accounts includes a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the first quarter of fiscal year 2009 and the $0.3 million adjustment should have been recorded in several prior year financial results. These adjustments are deemed immaterial to the Company’s results of operations and financial condition in the affected periods.

The effective tax rate for the three months ended July 2, 2010 was 27.1% and diverged from the federal and state statutory rate primarily due to approximately $0.3 million for discrete income tax benefits to true-up the fiscal year 2009 tax provision estimate to the filed fiscal year 2009 US income tax return. The effective tax rate for the three months ended July 3, 2009 was 43.7% and diverged from the federal and state statutory rate primarily due to approximately $0.3 million for several non-recurring discrete income tax expense items and $0.2 million from foreign currency translation losses, primarily from Canadian tax accounts.

The Company files U.S. federal income tax returns, as well as income tax returns in California and other U.S. states, Canada and other foreign jurisdictions. Generally, fiscal years 2006 to 2009 remain open to examination by the various taxing jurisdictions. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are fiscal years 2001 and 2002.

The total unrecognized tax benefit, which excludes any related interest accruals, was $3.3 million as of July 2, 2010. Of the total unrecognized tax benefit balance, $2.4 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of July 2, 2010. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statement of income and comprehensive income and totaled approximately $0.1 million for the nine months ended July 2, 2010. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.7 million as of July 2, 2010. The Company had minimal penalties accrued in income tax expense

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.7 million as audits close, statutes expire and tax payments are made. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period.

10.           Earnings Per Share

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

Earnings per share for the respective periods were calculated as follows (amounts and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 20091	July 2, 2010	July 3, 20091
Basic Earnings per Share
Net income	$4,211	$3,870	$12,544	$15,214
Income allocated to participating securities	(78)	(52)	(222)	(175)
Net income available to common shareholders	$4,133	$3,818	$12,322	$15,039

Basic weighted average common shares outstanding	16,631	16,362	16,534	16,316
Net income per common share - Basic	$0.25	$0.23	$0.75	$0.92

Diluted Earnings per Share
Net income	$4,211	$3,870	$12,544	$15,214
Income allocated to participating securities	(72)	(49)	(206)	(164)
Net income available to common shareholders	$4,139	$3,821	$12,338	$15,050

Basic weighted average common shares outstanding	16,631	16,362	16,534	16,316
Effect of dilutive stock options	1,330	1,173	1,253	1,086
Diluted weighted average common shares outstanding	17,961	17,535	17,787	17,402
Net income per common share - Diluted	$0.23	$0.22	$0.69	$0.86

1 Restated in accordance with ASC 260.

The calculation of diluted net income per share excludes all anti-dilutive shares from stock options. For the three and nine months ended July 2, 2010, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

approximately 0.6 million and 0.8 million shares, respectively. For the three and nine months ended July 3, 2009, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 0.9 million shares.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Sales to external customers
VED	$66,701	$62,572	$191,006	$180,269
Satcom equipment	21,621	15,704	62,666	49,329
Other	5,554	4,244	11,323	11,971
	$93,876	$82,520	$264,995	$241,569
Intersegment product transfers
VED	$5,853	$3,536	$18,257	$13,323
Satcom equipment	94	-	95	9
	$5,947	$3,536	$18,352	$13,332
EBITDA
VED	$17,744	$15,248	$47,862	$37,449
Satcom equipment	1,737	1,078	6,455	3,123
Other	(7,160)	(2,545)	(16,080)	(6,514)
	$12,321	$13,781	$38,237	$34,058

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

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Operating income
VED	$16,232	$13,788	$43,367	$33,128
Satcom equipment	1,566	894	5,927	2,568
Other	(8,245)	(3,655)	(19,310)	(9,966)
	$9,553	$11,027	$29,984	$25,730

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income	$4,211	$3,870	$12,544	$15,214
Depreciation and amortization	2,768	2,703	8,253	8,080
Interest expense, net	3,780	4,204	11,516	12,965
Income tax expense (benefit)	1,562	3,004	5,924	(2,201)
EBITDA	$12,321	$13,781	$38,237	$34,058

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$689	$33,092	$683	$12,719	$-	$47,183
Restricted cash	-	-	952	88	-	1,040
Accounts receivable, net	-	19,403	9,490	14,540	-	43,433
Inventories	-	47,715	10,119	21,175	(602)	78,407
Deferred tax assets	-	10,467	2	16	-	10,485
Intercompany receivable	-	6,687	9,776	9,882	(26,345)	-
Prepaid and other current assets	25	3,052	476	768	-	4,321
Total current assets	714	120,416	31,498	59,188	(26,947)	184,869
Property, plant and equipment, net	-	39,413	2,902	12,335	-	54,650
Deferred debt issue costs, net	302	2,305	-	-	-	2,607
Intangible assets, net	-	53,534	13,074	6,610	-	73,218
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	3,559	227	-	-	3,786
Investment in subsidiaries	229,313	117,007	-	-	(346,320)	-
Total assets	$230,329	$429,541	$68,674	$126,078	$(373,267)	$481,355

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2	$11,223	$2,611	$7,328	$-	$21,164
Accrued expenses	2,417	19,142	1,801	4,595	-	27,955
Product warranty	-	2,378	823	1,629	-	4,830
Income taxes payable	-	(82)	201	3,489	-	3,608
Deferred income taxes	-	-	-	328	-	328
Advance payments from customers	-	4,261	4,492	4,146	-	12,899
Intercompany payable	26,345	-	-	-	(26,345)	-
Total current liabilities	28,764	36,922	9,928	21,515	(26,345)	70,784
Deferred income taxes, non-current	-	20,064	-	3,933	-	23,997
Long-term debt	11,931	183,000	-	-	-	194,931
Other long-term liabilities	-	1,319	36	654	-	2,009
Total liabilities	40,695	241,305	9,964	26,102	(26,345)	291,721
Common stock	170	-	-	-	-	170
Parent investment	-	54,939	43,167	59,077	(157,183)	-
Additional paid-in capital	79,257	-	-	(8,211)	8,211	79,257
Accumulated other comprehensive income	506	506	-	786	(1,292)	506
Retained earnings	112,501	132,791	15,543	48,324	(196,658)	112,501
Treasury stock, at cost	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	189,634	188,236	58,710	99,976	(346,922)	189,634
Total liabilities and stockholders' equity	$230,329	$429,541	$68,674	$126,078	$(373,267)	$481,355

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Three Months Ended July 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$57,946	$19,237	$35,629	$(18,936)	$93,876
Cost of sales	-	41,111	16,167	26,689	(19,014)	64,953
Gross profit	-	16,835	3,070	8,940	78	28,923
Operating costs and expenses:
Research and development	-	1,477	12	2,053	-	3,542
Selling and marketing	-	1,849	1,068	2,261	-	5,178
General and administrative	-	4,053	1,116	1,204	-	6,373
Amortization of acquisition-related intangible assets	-	390	146	152	-	688
Merger expenses	2,256	1,333				3,589
Total operating costs and expenses	2,256	9,102	2,342	5,670	-	19,370
Operating income (loss)	(2,256)	7,733	728	3,270	78	9,553
Interest expense (income), net	201	3,581	-	(2)	-	3,780
Income (loss) before income tax expense
and equity in income of subsidiaries	(2,457)	4,152	728	3,272	78	5,773
Income tax expense (benefit)	(134)	632	258	806	-	1,562
Equity in income of subsidiaries	6,534	3,014	-	-	(9,548)	-
Net income	$4,211	$6,534	$470	$2,466	$(9,470)	$4,211

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Three Months Ended July 3, 2009
	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$53,852	$17,956	$30,481	$(19,769)	$82,520
Cost of sales	-	38,936	14,826	24,379	(19,905)	58,236
Gross profit	-	14,916	3,130	6,102	136	24,284
Operating costs and expenses:
Research and development	-	881	-	1,850	-	2,731
Selling and marketing	-	1,830	1,094	1,838	-	4,762
General and administrative	-	2,697	805	1,571	-	5,073
Amortization of acquisition-related intangible assets	-	387	152	152	-	691
Total operating costs and expenses	-	5,795	2,051	5,411	-	13,257
Operating income	-	9,121	1,079	691	136	11,027
Interest expense, net	237	3,955	-	12	-	4,204
Gain on debt extinguishment	-	(51)	-	-	-	(51)
(Loss) income before income tax expense
and equity in income of subsidiaries	(237)	5,217	1,079	679	136	6,874
Income tax (benefit) expense	(88)	4,231	209	(1,348)	-	3,004
Equity in income of subsidiaries	4,019	3,033	-	-	(7,052)	-
Net income	$3,870	$4,019	$870	$2,027	$(6,916)	$3,870

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Nine Months Ended July 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$159,203	$54,612	$109,759	$(58,579)	$264,995
Cost of sales	-	116,279	46,420	81,808	(58,597)	185,910
Gross profit	-	42,924	8,192	27,951	18	79,085
Operating costs and expenses:
Research and development	-	2,911	79	6,297	-	9,287
Selling and marketing	-	5,248	3,415	6,729	-	15,392
General and administrative	1	11,462	3,055	4,042	-	18,560
Amortization of acquisition-related intangible assets	-	1,170	439	453	-	2,062
Merger expenses	2,256	1,544				3,800
Total operating costs and expenses	2,257	22,335	6,988	17,521	-	49,101
Operating (loss) income	(2,257)	20,589	1,204	10,430	18	29,984
Interest expense (income), net	626	10,840	(2)	52	-	11,516
(Loss) income before income tax expense
and equity in income of subsidiaries	(2,883)	9,749	1,206	10,378	18	18,468
Income tax (benefit) expense	(295)	3,737	460	2,022	-	5,924
Equity in income of subsidiaries	15,132	9,120	-	-	(24,252)	-
Net income	$12,544	$15,132	$746	$8,356	$(24,234)	$12,544

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Nine Months Ended July 3, 2009
	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$152,707	$54,740	$92,714	$(58,592)	$241,569
Cost of sales	-	115,000	45,563	73,690	(58,650)	175,603
Gross profit	-	37,707	9,177	19,024	58	65,966
Operating costs and expenses:
Research and development	-	2,639	3	5,429	-	8,071
Selling and marketing	-	5,392	3,329	5,831	-	14,552
General and administrative	-	10,648	2,959	1,930	-	15,537
Amortization of acquisition-related intangible assets	-	1,167	456	453	-	2,076
Total operating costs and expenses	-	19,846	6,747	13,643	-	40,236
Operating income	-	17,861	2,430	5,381	58	25,730
Interest expense (income), net	768	12,153	(8)	52	-	12,965
Gain on debt extinguishment	-	(248)	-	-	-	(248)
(Loss) income before income tax expense
and equity in income of subsidiaries	(768)	5,956	2,438	5,329	58	13,013
Income tax (benefit) expense	(291)	146	595	(2,651)	-	(2,201)
Equity in income of subsidiaries	15,691	9,881	-	-	(25,572)	-
Net income	$15,214	$15,691	$1,843	$7,980	$(25,514)	$15,214

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 2, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(444)	$19,972	$199	$2,789	$-	$22,516
Cash flows from investing activities
Capital expenditures	-	(2,187)	(239)	(398)	-	(2,824)
Payment of patent application fees	-	-	(36)	-	-	(36)
Net cash used in investing activities	-	(2,187)	(275)	(398)	-	(2,860)
Cash flows from financing activities
Proceeds from issuance of common stock to employees	579	-	-	-	-	579
Proceeds from exercise of stock options	214	-	-	-	-	214
Excess tax benefit on stock option exercises	-	582	-	-	-	582
Intercompany dividends	330	(330)	-	-	-	-
Net cash provided by financing activities	1,123	252	-	-	-	1,375
Net increase (decrease) in cash and cash equivalents	679	18,037	(76)	2,391	-	21,031
Cash and cash equivalents at beginning of period	10	15,055	759	10,328	-	26,152
Cash and cash equivalents at end of period	$689	$33,092	$683	$12,719	$-	$47,183

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 3, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(1,266)	$19,527	$423	$1,624	$-	$20,308
Cash flows from investing activities
Capital expenditures	-	(2,053)	(215)	(81)	-	(2,349)
Net cash used in investing activities	-	(2,053)	(215)	(81)	-	(2,349)
Cash flows from financing activities
Repayments of debt	-	(12,358)	-	-	-	(12,358)
Proceeds from issuance of common stock to employees	781	-	-	-	-	781
Proceeds from exercise of stock options	82	-	-	-	-	82
Excess tax benefit on stock option exercises	-	51	-	-	-	51
Intercompany dividends / loan repayments	396	(8,607)	-	8,211	-	-
Net cash provided by (used in) financing activities	1,259	(20,914)	-	8,211	-	(11,444)
Net (decrease) increase in cash and cash equivalents	(7)	(3,440)	208	9,754	-	6,515
Cash and cash equivalents at beginning of period	84	26,272	493	1,821	-	28,670
Cash and cash equivalents at end of period	$77	$22,832	$701	$11,575	$-	$35,185

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

Overview

The discussion below represents the current business overview and strategy of the Company as of the date of this 10-Q filing. Our future business activities and strategy may be subject to change upon consummation of the proposed merger with Comtech. See Note 4 of our condensed consolidated financial statements appearing elsewhere in this Form 10-Q, which provides further information on the proposed merger.

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

Our orders by market for the nine months ended July 2, 2010 and July 3, 2009 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 2, 2010		July 3, 2009		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$102.6	36%	$113.0	42%	$(10.4)	(9	) %
Medical	52.5	19	49.5	18	3.0	6
Communications	98.3	35	91.0	33	7.3	8
Industrial	18.0	6	15.9	6	2.1	13
Scientific	12.0	4	1.9	1	10.1	532
Total	$283.4	100%	$271.3	100%	$12.1	4%

    Orders of $283.4 million for the nine months ended July 2, 2010 were $12.1 million, or approximately 4%, higher than orders of $271.3 million for the nine months ended July 3, 2009. Explanations for the order increase or decrease by market for the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 9% from an aggregate of $113.0 million in the first nine months of fiscal year 2009 to an aggregate of $102.6 million in the first nine months of fiscal year 2010. The decrease in orders for these combined markets was primarily due to the timing of orders to support certain radar and electronic warfare systems, including a foreign radar program, several airborne electronic countermeasure systems and the HAWK missile system. In the first nine months of fiscal year 2009, we received $4.1 million in orders for a foreign radar program; this large order was not expected to, and did not, repeat in the first nine months of fiscal year 2010.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”) applications, and for radiation therapy applications for the treatment of cancer. The 6% increase in medical orders resulted from an increase in demand for products to support MRI applications, and was partially offset by a decrease in orders of products to support radiation therapy applications. In fiscal year 2009, orders to support radiation therapy applications were higher than the historical average, while sales of these products remained at normal levels.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 8% increase in communications orders was primarily due to increases in orders to support commercial communications applications, such as fixed satellite broadcast and commercial radio broadcast applications. Excluding the Warfighter Information Network – Tactical (“WIN-T”) military communications program, demand for products to support military communications programs also increased during the most recent period. Orders for the WIN-T program decreased $20 million in the most recent period due to the atypical receipt of multiple large orders in the first nine months of fiscal year 2009; the size and frequency of these large orders were not expected to, and did not, repeat in the first nine months of fiscal year 2010. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long-term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $2.1 million increase in industrial orders was primarily due to an increase in demand for products used in semiconductor and liquid crystal display (“LCD”) screen manufacturing applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $10.1 million increase in scientific orders was primarily the result of the receipt of orders for products to support fusion research and scientific accelerators at domestic and European laboratories.

 Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

    As of July 2, 2010, we had an order backlog of $245.5 million compared to an order backlog of $232.1 million as of July 3, 2009. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended July 2, 2010 Compared to Three Months Ended July 3, 2009

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended
	July 2, 2010		July 3, 2009		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$93.9	100.0%	$82.5	100.0%	$11.4
Cost of sales	65.0	69.2	58.2	70.5	6.8
Gross profit	28.9	30.8	24.3	29.5	4.6
Research and development	3.5	3.7	2.7	3.3	0.8
Selling and marketing	5.2	5.5	4.8	5.8	0.4
General and administrative	6.4	6.8	5.1	6.2	1.3
Amortization of acquisition-related intangibles	0.7	0.7	0.7	0.8	-
Merger expenses	3.6	3.8	-	-	3.6
Operating income	9.6	10.2	11.0	13.3	(1.4)
Interest expense, net	3.8	4.0	4.2	5.1	(0.4)
Gain on debt extinguishment	-	-	(0.1)	(0.1)	0.1
Income before taxes	5.8	6.2	6.9	8.4	(1.1)
Income tax expense	1.6	1.7	3.0	3.6	(1.4)
Net income	$4.2	4.5%	$3.9	4.7%	$0.3
Other Data:
EBITDA (a)	$12.3	13.1%	$13.8	16.7%	$(1.5)

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended July 2, 2010 and July 3, 2009 are summarized as follows (dollars in millions):

	Three Months Ended
	July 2, 2010		July 3, 2009		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$35.4	37%	$35.7	43%	$(0.3)	(1	) %
Medical	17.7	19	15.5	19	2.2	14
Communications	32.6	35	24.0	29	8.6	36
Industrial	5.6	6	5.9	7	(0.3)	(5)
Scientific	2.6	3	1.4	2	1.2	86
Total	$93.9	100%	$82.5	100%	$11.4	14%

Sales of $93.9 million for the three months ended July 2, 2010 were $11.4 million, or approximately 14%, higher than sales of $82.5 million for the three months ended July 3, 2009. Explanations for the sales increase or decrease by market for the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, at $35.4 million in the three months ended July 2, 2010, sales for these two markets were essentially unchanged from the $35.7 million in the three months ended July 3, 2009. An increase in sales of products to support the Aegis weapons system and electronic warfare systems in the most recent period largely offset a decrease in sales of products to support the APN-245 Automatic Carrier Landing System and the HAWK missile system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 14% increase in sales of our medical products in the three months ended July 2, 2010 was due to increased sales of products to support MRI and x-ray imaging applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 36% increase in sales in the communications market was due to increases in sales to support commercial communications applications, particularly fixed satellite broadcast applications, as well as increases in sales to support a variety of military communications applications, including the WIN-T program. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long-term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.3 million decrease in sales of industrial products in the most recent period was primarily due to decreased sales of products for instrumentation applications, partially offset by increased sales to support semiconductor manufacturing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.2 million increase in scientific sales was primarily the result of increased sales for a fusion research program.

Gross Profit. Gross profit was $28.9 million, or 30.8% of sales, for the three months ended July 2, 2010 as compared to $24.3 million, or 29.5% of sales, for the three months ended July 3, 2009. The $4.6 million increase in gross profit in the three months ended July 2, 2010 as compared to the three months ended July 3, 2009 was primarily due to higher shipments and improved operating efficiencies from the higher shipment volume and the favorable impact from translation of Canadian costs, net of currency hedge contracts.

Research and Development. Research and development expenses were $3.5 million, or 3.7% of sales, for the three months ended July 2, 2010, and $2.7 million, or 3.3% of sales, for the three months ended July 3, 2009. Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	July 2,	July 3,
	2010	2009
Company sponsored	$3.5	$2.7
Customer sponsored, charged to cost of sales	4.0	4.8
	$7.5	$7.5

Selling and Marketing. Selling and marketing expenses were $5.2 million, or 5.5% of sales, for the three months ended July 2, 2010, a $0.4 million increase from the $4.8 million, or 5.8% of sales, for the three months ended July 3, 2009. The increase in selling and marketing expenses in the three months ended July 2, 2010 was primarily due to higher sales incentive expenses and expiration of certain cost reduction initiatives.

General and Administrative. General and administrative expenses were $6.4 million, or 6.8% of sales, for the three months ended July 2, 2010, a $1.3 million increase from the $5.1 million, or 6.2% of sales, for the three months ended July 3, 2009. The increase in general and administrative expenses in the three months ended July 2, 2010 was primarily due to higher management incentive expense as a result of improved operating performance in the three months ended July 2, 2010.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the third quarter of fiscal years 2010 and 2009.

Merger Expenses. Merger expenses of $3.6 million for the three months ended July 2, 2010 comprised non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services rendered in connection with the Comtech merger agreement.

Interest Expense, Net (“Interest Expense”). Interest Expense was $3.8 million, or 4.0% of sales, for the three months ended July 2, 2010, a $0.4 million decrease from the $4.2 million, or 5.1% of sales, for the three months ended July 3, 2009. The reduction in interest expense for the three months ended July 2, 2010 was primarily due to repayments of debt over the past year, which resulted in lower outstanding debt obligations during the three months ended July 2, 2010 compared to the three months ended July 3, 2009.

Gain on Debt Extinguishment. The gain on debt extinguishment of $0.1 million in the three months ended July 3, 2009 resulted from the repurchase of $5.0 million of our 8% senior subordinated notes at a discount of $138,000, or 2.75% of par value, partially offset by an $86,000 non-cash write-off of deferred debt issue costs.

Income Tax Expense. We recorded an income tax expense of $1.6 million for the three months ended July 2, 2010 and an income tax expense of $3.0 million for the three months ended July 3, 2009. Our effective tax rate was approximately 27% for the three months ended July 2, 2010 as compared to approximately 44% for the three months ended July 3, 2009.

Income tax expense for the three months ended July 2, 2010 includes approximately $0.3 million for a discrete income benefit to true-up the fiscal year 2009 tax provision estimate to the filed fiscal year 2009 U.S. income tax return tax. Income tax expense for the three months ended July 3, 2009 included approximately $0.3 million for several non-recurring discrete income tax expense items and $0.2 million from foreign currency translation losses primarily from Canadian tax accounts.

Net Income. Net income was $4.2 million, or 4.5% of sales, in the three months ended July 2, 2010 as compared to $3.9 million, or 4.7% of sales, in the three months ended July 3, 2009. The $0.3 million increase in net income in the three months ended July 2, 2010 as compared to the three months ended July 3, 2009 was primarily due to higher shipment volume, the favorable impact of Canadian dollar hedge contracts and lower income tax expense, partially offset by $3.6 million of transaction expenses related to the Comtech merger agreement and higher research and development, selling and marketing expenses and management incentive expenses in the three months ended July 2, 2010.

EBITDA. EBITDA was $12.3 million, or 13.1% of sales, for the three months ended July 2, 2010 as compared to $13.8 million, or 16.7% of sales, for the three months ended July 3, 2009. The $1.5 million decrease in EBITDA in the three months ended July 2, 2010 as compared to the three months ended July 3, 2009 was primarily due to $3.6 million of transaction expenses related to the Comtech merger agreement and higher research and development expenses, selling and marketing expenses and management incentive expenses in the three months ended July 2, 2010, partially offset by higher shipment volume and the favorable impact of Canadian dollar hedges.

Nine months ended July 2, 2010 Compared to Nine months ended July 3, 2009

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended
	July 2, 2010		July 3, 2009		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$265.0	100.0%	$241.6	100.0%	$23.4
Cost of sales	185.9	70.2	175.6	72.7	10.3
Gross profit	79.1	29.8	66.0	27.3	13.1
Research and development	9.3	3.5	8.1	3.4	1.2
Selling and marketing	15.4	5.8	14.6	6.0	0.8
General and administrative	18.6	7.0	15.6	6.5	3.0
Amortization of acquisition-related intangibles	2.1	0.8	2.1	0.9	-
Merger expense	3.8	1.4	-	-	3.8
Operating income	30.0	11.3	25.7	10.6	4.3
Interest expense, net	11.5	4.3	13.0	5.4	(1.5)
Gain on debt extinguishment	-	-	(0.2)	(0.1)	0.2
Income before taxes	18.5	7.0	13.0	5.4	5.5
Income tax expense (benefit)	5.9	2.2	(2.2)	(0.9)	8.1
Net income	$12.5	4.7%	$15.2	6.3%	$(2.7)
Other Data:
EBITDA (a)	$38.2	14.4%	$34.1	14.1%	$4.1

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales. Our sales by market for the nine months ended July 2, 2010 and July 3, 2009 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 2, 2010		July 3, 2009		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$96.9	36%	$98.0	41%	$(1.1)	(1	) %
Medical	54.6	21	46.9	19	7.7	16
Communications	90.4	34	75.5	31	14.9	20
Industrial	16.0	6	15.8	7	0.2	1
Scientific	7.1	3	5.4	2	1.7	31
Total	$265.0	100%	$241.6	100%	$23.4	10%

Sales of $265.0 million for the nine months ended July 2, 2010 were $23.4 million, or approximately 10%, higher than sales of $241.6 million for the nine months ended July 3, 2009. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these markets were essentially unchanged at $96.9 million in the nine months ended July 2, 2010 as compared to $98.0 million in the nine months ended July 3, 2009. In the most recent period, an increase in sales to support electronic warfare systems and certain radar systems partially offset a decrease in sales to support foreign radar systems and the HAWK missile system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 16% increase in sales of our medical products was primarily due to increased sales to support MRI applications. Sales of products for x-ray imaging applications also increased.

•
Communications: The 20% increase in sales in the communications market was attributable to increases in sales to support a variety of commercial communications applications, particularly fixed satellite broadcast applications, and military communications applications, including the WIN-T program. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.2 million increase in industrial sales was due to an increase in sales of products for cargo screening and semiconductor manufacturing applications, partially offset by a decrease in sales of products for instrumentation applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.7 million increase in scientific sales was primarily the result of increased sales for a fusion research program.

Gross Profit. Gross profit was $79.1 million, or 29.8% of sales, for the nine months ended July 2, 2010, a $13.1 million increase from $66.0 million, or 27.3% of sales, in the nine months ended July 3, 2009. The increase in gross profit for the nine months ended July 2, 2010 as compared to the nine months ended July 3, 2009 was primarily due to higher shipments and improved operating efficiencies from the higher shipment volume and the favorable impact from translation of Canadian costs, net of currency hedge contracts.

Research and Development. Research and development expenses were $9.3 million, or 3.5% of sales, for the nine months ended July 2, 2010, a $1.2 million increase from $8.1 million, or 3.4% of sales, for the nine months ended July 3, 2009. The increase in research and development for the nine months ended July 2, 2010 was primarily due to development efforts on broadband communication products and solid state devices for commercial and military applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):
	Nine Months Ended
	July 2,	July 3,
	2010	2009
Company sponsored	$9.3	$8.1
Customer sponsored, charged to cost of sales	11.7	12.1
	$21.0	$20.2

Selling and Marketing. Selling and marketing expenses were $15.4 million, or 5.8% of sales, for the nine months ended July 2, 2010, a $0.8 million increase from the $14.6 million, or 6.0% of sales, for the nine months ended July 3, 2009. The increase in selling and marketing expenses in the nine months ended July 2, 2010 was primarily due to higher sales incentive expenses and the expiration of certain cost reduction initiatives.

General and Administrative. General and administrative expenses were $18.6 million, or 7.0% of sales, for the nine months ended July 2, 2010, a $3.0 million increase from the $15.6 million, or 6.5% of sales, for the nine months ended July 3, 2009. The increase in general and administrative expenses in the nine months ended July 2, 2010 was primarily due unfavorable currency translation expense and higher management incentive expense as a result of improved operating performance in the nine months ended July 2, 2010.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.1 million for the nine months ended July 2, 2010 and the nine months ended July 3, 2009.

Merger Expenses. Merger expenses of $3.8 million for the nine months ended July 2, 2010 comprised non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the Comtech merger agreement.

Interest Expense, Net (“Interest Expense”). Interest Expense of $11.5 million for the nine months ended July 2, 2010 was $1.5 million lower than interest expense of $13.0 million for the nine months ended July 3, 2009. The reduction in interest expense for the nine months ended July 2, 2010 was primarily due to repayments of debt over the past year which resulted in lower interest expense during the nine months ended July 2, 2010 as compared to the nine months ended July 3, 2009.

Gain on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the nine months ended July 3, 2009 resulted from the repurchase of $8.0 million of our 8% senior subordinated notes at a discount of $0.4 million, partially offset by a $0.2 million non-cash write-off of deferred debt issue costs.

Income Tax (Benefit) Expense. We recorded an income tax expense of $5.9 million for the nine months ended July 2, 2010 and an income tax benefit of $2.2 million for the nine months ended July 3, 2009. Our estimated effective income tax rate for fiscal year 2010 is expected to be approximately 34.0% to 34.5%.

Income tax expense for the nine months ended July 2, 2010 includes approximately $0.8 million for discrete income tax benefits, including $0.3 million to true-up the fiscal year 2009 tax provision estimate to the filed fiscal year 2009 U.S. income tax return and $0.3 million to adjust deferred tax accounts for a reduction to future Canadian income tax rates.

The nine months ended July 2, 2009 included several significant discrete tax benefits: (1) $5.1 million of unrecognized tax benefit related to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $0.7 million related to certain provisions of the California Budget Act of 2008, signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, and (3) $0.9 million for adjustments to Canadian deferred tax accounts.

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

The $0.9 million adjustment to Canadian deferred tax accounts included a $0.6 million tax benefit to reflect the reduction to Canadian corporate income tax rates, and a $0.3 million tax benefit to correct the computation of certain deferred tax accounts. The $0.6 million adjustment should have been recorded in the first quarter of fiscal year 2008 rather than in the nine months ended July 3, 2009, and the $0.3 adjustment million should have been recorded in several prior year’s financial results. These adjustments are deemed immaterial to our results of operations and financial condition for all affected periods.

Net Income. Net income was $12.5 million, or 4.7% of sales, in the nine months ended July 2, 2010 as compared to $15.2 million, or 6.3% of sales, in the nine months ended July 3, 2009. The decrease in net income in the nine months ended July 2, 2010 as compared to the nine months ended July 3, 2009 was primarily due to discrete income tax benefits that were recorded in the nine months ended July 3, 2009. Excluding discrete income tax benefits that were recorded in the nine months ended July 3, 2009, the higher net income in the nine months ended July 2, 2010 was primarily due to higher shipment volume, the favorable impact of Canadian dollar hedge contracts and lower interest expense, partially offset by $3.8 million of transaction expenses related to the Comtech merger agreement, and higher research and development, selling and marketing expenses, management incentive expenses and unfavorable currency translation expense in the nine months ended July 2, 2010.

EBITDA. EBITDA was $38.2 million, or 14.4% of sales, for the nine months ended July 2, 2010 as compared to $34.1 million, or 14.1% of sales, for the nine months ended July 3, 2009. The $4.1 million increase in EBITDA for the nine months ended July 2, 2010 as compared to the corresponding period of fiscal year 2009 was primarily due to higher shipment volume and the favorable impact of Canadian dollar hedge contracts, partially offset by $3.8 million of transaction expenses related to the Comtech merger agreement, and higher research and development expenses, selling and marketing expenses, management incentive expenses and unfavorable currency translation expense in the nine months ended July 2, 2010.

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

Cash and Working Capital

    The following summarizes our cash and cash equivalents and working capital (in millions):

	July 2,	October 2,
	2010	2009
Cash and cash equivalents	$47.2	$26.2
Working capital	$114.1	$92.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.0 million as of July 2, 2010, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the net increase in cash and cash equivalents during the nine months ended July 2, 2010 were the net cash provided by our operating activities of $22.5 million and proceeds and tax benefits of $1.4 million from employee stock purchases and stock exercises, partially offset by capital expenditures of $2.8 million.

As of July 2, 2010 and October 2, 2009, we had $195.0 million in total principal amount of debt outstanding. As of July 2, 2010, we had borrowing availability of $55.4 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of less than 3.75:1. Our current secured leverage ratio is approximately 0.31:1. Our senior credit facilities will mature in the fourth quarter of fiscal year 2011 unless we refinance our 8% senior subordinated notes due 2012 prior to July 31, 2011.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	July 2,	July 3,
	2010	2009
Net cash provided by operating activities	$22.5	$20.3
Net cash used in investing activities	(2.9)	(2.3)
Net cash provided by (used in) financing activities	1.4	(11.5)
Net increase in cash and cash equivalents	$21.0	$6.5

Operating Activities

During the nine months ended July 2, 2010 and July 3, 2009, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $22.5 million in the nine months ended July 2, 2010 was attributable to net income of $12.5 million, depreciation, amortization and other non-cash charges of $10.9 million, partially offset by net cash used in working capital of $0.9 million. The primary working capital uses of cash in the nine months ended July 2, 2010 were an increase in inventories and a decrease in accounts payable. The increase in inventories resulted primarily from increased inventory purchases to support increased orders and the higher sales level anticipated for the fourth quarter of fiscal year 2010 and the first half of fiscal year 2011. The decrease in accounts payable was primarily due to timing of payments of vendor invoices. The aforementioned uses of working capital were partially offset by an increase in accrued liabilities due to costs incurred in connection with the Comtech merger agreement, increased payroll and paid-time off accruals and timing of interest payments. The uses of working capital were also partially offset by a decrease in accounts receivable due to the timing of billings and improved cash collections, and an increase in the product warranty liability.

Net cash provided by operating activities of $20.3 million in the nine months ended July 3, 2009 was attributable to net income of $15.2 million, depreciation, amortization and other non-cash charges of $8.8 million, partially offset by $3.7 million net cash used for working capital. The primary working capital uses of cash in the nine months ended July 3, 2009 were the net change in income tax receivable and payable attributable to discrete tax benefits related to an outstanding audit by the Canada Revenue Agency, an increase in inventories and a decrease in accounts payable. The increase in inventories was primarily due to selective increases of certain work-in-progress and finished goods to meet anticipated customer delivery requirements. The decrease in accounts payable related primarily to the timing of vendor payments. These uses of cash were partially offset by a decrease in accounts receivable resulting primarily from decreased sales.

Investing Activities

Investing activities for the nine months ended July 2, 2010 and July 3, 2009 comprised mainly of capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended July 2, 2010 was attributable to $0.6 million in proceeds from employee stock purchases and $0.8 million in proceeds and tax benefit from employee stock option exercises.

Net cash used in financing activities for the nine months ended July 3, 2009 consisted primarily of senior term loan repayment of $4.75 million and senior subordinated notes repurchase of $7.6 million, net of $0.4 million discount, partially offset by $0.9 million in proceeds from employee stock purchases and exercise of stock options.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2009, and therefore, no excess cash flow payment was made in the nine months ended July 2, 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations as of July 2, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2010 (remaining three months)	2011 - 2012	2013 - 2014	Thereafter
Operating leases	$6,618	$482	$2,449	$1,053	$2,634
Purchase commitments	30,191	20,253	9,876	62	-
Debt obligations	195,000	-	183,000	-	12,000
Interest on debt obligations	21,011	3,358	15,963	1,452	238
Uncertain tax positions	2,672	2,672	-	-	-
Total cash obligations	$255,492	$26,765	$211,288	$2,567	$14,872
Standby letters of credit	$4,571	$4,571

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under our senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as prescribed in the senior credit facilities agreement, (2) that interest rates in effect on July 2, 2010 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

Merger Expense Commitment. In addition to the obligations in the above table, we have agreed to pay J.P. Morgan Securities, Inc. (“J.P. Morgan” ), for services rendered in connection with the merger agreement with Comtech, a fee estimated to be approximately $5.0 million, of which $1.4 million has been accrued (accrued expenses) and $3.6 million will become payable only if the proposed merger is consummated. We have also agreed to reimburse J.P. Morgan for certain expenses incurred in connection with its services, including the fees and disbursements of counsel, and will indemnify J.P. Morgan against certain liabilities, including liabilities arising under the federal securities laws.

The expected timing of payment amounts of the above obligations is estimated based on current information; timing of payments and actual amounts paid may be different.

As of July 2, 2010, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. See also Note 7 of the accompanying unaudited condensed consolidated financial statements for details on certain of our commitments and contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the nine months ended July 2, 2010 were $2.8 million. Total capital expenditures for fiscal year 2010 are expected to be approximately $4.0 to $4.5 million.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of July 2, 2010, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year, variable rate debt consisting of $12.0 million floating rate senior notes due in 2015, and a $66.0 million term loan under our senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. In September 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $35.0 million at July 2, 2010 and represented approximately 53% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At July 2, 2010, the fair value of the swap was a short-term liability of $1.1 million (accrued expenses).

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative in the condensed consolidated statements of income. The gain recognized in general and administrative due to hedge ineffectiveness for the three and nine months ended July 2, 2010 was zero and $0.1 million, respectively. No ineffective amounts were recognized due to hedge ineffectiveness for the three and nine months ended July 3, 2009.

As of July 2, 2010, we had entered into Canadian dollar forward contracts for approximately $19.2 million (Canadian dollars), or approximately 58% of our estimated Canadian dollar denominated expenses for July 2010 through March 2011, at an average rate of approximately $0.92 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents annually to basic and diluted earnings per common share.

At July 2, 2010, the fair value of foreign currency forward contracts was a short-term asset of $0.7 million (prepaid and other current assets) and a short-term liability of $20,000 (accrued expenses).

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

Part II:  OTHER INFORMATION

Item 1.               Legal Proceedings

    We are not presently involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial statements. However, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings, including the matter discussed below.

    On July 1, 2010, a putative stockholder class action complaint was filed against CPI International, the members of the CPI International board of directors, and Comtech Telecommunications Corp. (“Comtech”) in the California Superior Court for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerns the proposed merger between us and Comtech, and generally asserts claims alleging, among other things, that each member of our board of directors breached his fiduciary duties by agreeing to the terms of the proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of our board of directors. The lawsuit seeks, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleges that the consideration to be paid to CPI International’s stockholders under the terms of the proposed merger is inadequate. We believe all claims asserted in the lawsuit to be without merit.

Item 1A.    Risk Factors

    There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 2, 2009, except for the additional risk factor below.

    On May 8, 2010, we entered into an Agreement and Plan of Merger with Comtech Telecommunications Corp. (“Comtech”) providing for Comtech to acquire the Company in a merger for a purchase price consisting of a mix of cash and Comtech common stock. The Company and its stockholders are exposed to several risks relating to the planned merger between the Company and Comtech, including the following:

•
We and Comtech may be unable to obtain the regulatory approvals or satisfy other closing conditions required to complete the merger. We and Comtech have received a request for additional information and documents—often referred to as a second request—from the Department of Justice in connection with the proposed merger. Failure to complete the merger could negatively impact our stock price and our future business and financial results.

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

•	Under certain circumstances, we may be required under the merger agreement to pay Comtech a termination fee of up to $15 million.

•	Certain of our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders.

•	A lawsuit has been filed and other lawsuits may be filed against us and Comtech challenging the merger, and an adverse ruling in any such lawsuit may prevent the merger from being completed.

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

       CPI INTERNATIONAL, INC.

Dated: August 11, 2010	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)