Form 10-K
period 2010-10-01
CPI INTERNATIONAL, INC.
filed 2010-12-10
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2010

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
   The aggregate market value of common stock held by non-affiliates of the registrant as of April 1, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $96 million, based on the closing sale price of $13.09 per share of common stock as reported on the Nasdaq Stock Market.

   Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,820,741 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at December 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
    Portions of the registrant’s definitive 2011 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, risks associated with our pending merger agreement with an affiliate of The Veritas Capital Fund IV (including the risk that the merger may not be consummated); competition in our end markets; our significant amount of debt and our ability to refinance our debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts; export restrictions and other laws and regulations; international laws; changes in technology; the impact of unexpected costs; the impact of a general slowdown in the global economy; the impact of environmental laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

Approximately half of our product sales for fiscal year 2010 were for United States and foreign government and military end use, particularly for radar, electronic warfare and communications applications. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products to the demanding specifications required for advanced military applications. Our products are critical elements of high-priority U.S. and foreign military programs and platforms, including numerous planes, ships and ground-based platforms. Defense applications of our products include transmitting and receiving radar signals for locating and tracking threats, weapons guidance and navigation, as well as transmitting decoy and jamming signals for electronic warfare, transmitting and receiving command and control data between airborne platforms and ground-based or ship-based terminals, and transmitting signals for satellite communications. The U.S. Government is our only customer that accounted for more than 10% of our sales in the last three fiscal years.

In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Approximately half of our product sales for fiscal year 2010 were for commercial applications.

We continue to develop higher-power, wider-bandwidth and higher-frequency microwave products that enable technological advances for our defense and commercial customers. In fiscal year 2010, we generated approximately 58% of our total sales from products for which we believe that we are the sole provider to our customers, enhancing our reputation and the stability of our business.

Having average lives of between three and seven years, many of our products “wear out” and require replacement. We estimate that approximately 36% of our total sales for fiscal year 2010 were generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products, providing us with a stable, predictable business that is partially insulated from dramatic shifts in market conditions. We regularly work with our customers to create upgraded products with enhanced bandwidth, power and reliability. We estimate that our products are installed on more than 125 U.S. defense systems and more than 180 commercial systems. This installed base and our sole-provider position on high-profile U.S. military and commercial programs provide us with a reputation and market visibility that we believe will help us generate profitable future sales growth.

Russell and Sigurd Varian, the historical founders of our business, invented and introduced the klystron as their first commercial product in 1948. The klystron is still a foundation of modern high-power microwave applications and makes possible the generation, amplification and transmission of high-fidelity electronic signals at high-power levels and high frequencies. These first products became the progenitors of our current product lines. Over time, through internal development and acquisition, we developed new devices and new uses for these products, including applications for the radar and electronic warfare, communications, medical, industrial and scientific markets.

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

Merger Agreement

We entered into an Agreement and Plan of Merger dated as of November 24, 2010 ("Merger Agreement") with Catalyst Holdings, Inc., a Delaware corporation (“Parent”) and Catalyst Acquisition, Inc., a wholly-owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of The Veritas Capital Fund IV ("Veritas").

The Merger Agreement contemplates that Merger Sub will be merged with and into CPI International, Inc., with CPI International, Inc. surviving as a wholly-owned subsidiary of Parent (the "Merger"), and each outstanding share of our common stock will be converted in the Merger into the right to receive $19.50 per share in cash.

We have made customary representations, warranties and covenants in the Merger Agreement, including (i) our agreement, subject to certain exceptions, to conduct business in the ordinary course and not to engage in certain activities between the execution of the Merger Agreement and the consummation of the merger and (ii) our agreement to not solicit or knowingly encourage alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide information in connection with, alternative transactions.

The completion of the Merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain approvals under foreign anti-competition laws, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Parent and us, respectively, and (v) compliance by Parent and us with the respective obligations under the Merger Agreement. The completion of the Merger is not subject to a financing condition. However, generally, Parent will not be required to close the merger until completion of a marketing period set forth in the Merger Agreement.

The Merger Agreement contains typical mutual termination rights, including termination by mutual agreement of the parties, for any final and nonappealable order or law enjoining or prohibiting or making illegal the Merger or for failure to obtain our stockholder approval. In addition, either party may terminate the Merger Agreement if the Merger is not consummated by April 15, 2011. In addition, the Merger Agreement may be terminated by Parent in the event that our board of directors changes its recommendation. We may terminate the Merger Agreement in order to enter into a superior acquisition proposal. We may also terminate the Merger agreement if all of the conditions precedent to Parent’s obligation to close have been satisfied or waived (other than conditions that by their terms are to be satisfied at the closing) and Parent does not complete the closing by the required date.

We have agreed to pay a termination fee upon termination of the merger agreement if, among other things, (i) Parent terminates the merger agreement due to a recommendation change by our board of directors, (ii) either party terminates the merger agreement because of the failure to obtain stockholder approval and before termination, our board of directors changes its recommendation, or (iii) we terminate the merger agreement to enter into a superior acquisition proposal. If the merger agreement is terminated in connection with a superior acquisition proposal, then the termination fee payable by us is $13 million. A termination by Parent following a change of recommendation resulting from certain events, circumstances or developments unknown or not understood as of the date of the merger agreement results in a termination fee of $15 million. In addition, if the termination by Parent following a change in recommendation resulting from certain events, circumstances or developments unknown or not understood as of the date of the merger agreement occurs after the stockholder meeting to approve the merger agreement and the stockholders fail to approve the merger agreement, we will also be required to reimburse up to $2.5 million of Parent's fees and expenses.

If we terminate the merger agreement under certain circumstances (including Parent's failure to consummate the merger by the required date following satisfaction or waiver of all conditions precedent to Parent's obligation to close (other than conditions that by their terms are to be satisfied at the closing)), Parent must pay us a termination fee of $22.5 million; provided that this termination fee will be increased to $27.5 million if Parent has committed willful breach of the merger agreement.

In connection with the proposed transaction, we will file a proxy statement with the Securities and Exchange Commission (“SEC”). Before making any voting or investment decision, investors and security holders are urged to carefully read the entire proxy statement and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information about the proposed transaction.

    Our stockholders will be mailed copies of the proxy statement. Stockholders will also be able to obtain the proxy statement, as well as other filings containing information about CPI International, at no cost on our Web site at www.cpii.com as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). They will also be available at no cost by contacting our Investor Relations Department at investor.relations@cpii.com and are also accessible on the SEC’s Web site at www.sec.gov.

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

We supply microwave power amplifiers for electronic warfare programs. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for electronic warfare systems, having sold thousands of devices for those systems and having a sole provider position in products for certain high-power phased array systems and expendable decoys. Electronic warfare programs also include devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a system that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

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

Our sales in the radar and electronic warfare market, which we also call our defense market, were $131.6 million, $135.9 million and $151.8 million in fiscal years 2010, 2009 and 2008, respectively. On average, approximately 56% of our sales in the radar and electronic warfare market are generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

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

Sales in the medical market were $70.2 million, $61.2 million and $65.8 million in fiscal years 2010, 2009 and 2008, respectively.

For many years, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for the Clinac and Trilogy™ medical linear accelerators. This automated system for image-guided radiation therapy uses high-resolution x-ray images to pinpoint tumor sites. Recently, we have also begun providing x-ray generators for use on the TrueBeam™ radiotherapy systems for the treatment of cancer. More than 5,900 of Varian Medical Systems’ medical linear accelerators for cancer radiotherapy are in service around the world, delivering more than 30 million cancer treatments each year.

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

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers for commercial and military communications links for broadcast, video, voice and data transmission. Our sales in the communications market were $124.0 million, $106.4 million and $117.8 million in fiscal years 2010, 2009 and 2008, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Historically, we have focused primarily on commercial communications applications, but in recent years, we have expanded our focus to include military communications applications, as we believe that there is a significant and growing market for our products for these applications. Military communications applications now make up a growing portion of our total communications business, and approximately one-third of our total communications sales in fiscal year 2010 were for military communications applications.

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

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of more than 27,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

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

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $23.6 million, $20.2 million and $25.1 million in fiscal years 2010, 2009 and 2008, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $11.0 million, $9.2 million and $9.5 million in fiscal years 2010, 2009 and 2008, respectively.

Geographic Markets

We sell our products in approximately 90 countries. In fiscal year 2010, sales to customers in the U.S., Europe and Asia accounted for approximately 64%, 16% and 16% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2010. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 13 to the accompanying audited consolidated financial statements.

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

We sell several categories of VEDs, including:

•
Klystrons and gyrotrons:  Klystrons are typically high-power VEDs that operate over a narrow range of frequencies, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz (KHz)to over 30 GHz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications. Gyrotron oscillators and amplifiers operate at very high power and very high frequencies. Power output of one megawatt has been achieved at frequencies greater than 100 GHz. These devices are used in areas such as fusion research, electronic warfare and high-resolution radar.

•
Helix traveling wave tubes:  Helix traveling wave tubes are VEDs that operate over a wide range of frequencies at moderate output power levels (tens of watts to thousands of watts). These devices are ideal for terrestrial and satellite communications and electronic warfare applications.

•
Coupled cavity traveling wave tubes:  Coupled cavity traveling wave tubes are VEDs that combine some of the power generating capability of a klystron with some of the increased bandwidth (wider frequency range) properties of a helix traveling wave tube. These amplifiers are medium bandwidth, high-power devices, with power output levels that can be as high as one megawatt. These devices are used primarily for high-power and multi-function radars, including frontline radar systems.

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

•
Power grid devices:  Power grid devices are lower frequency VEDs that are used to generate, amplify and control electromagnetic energy. These devices are used in commercial and military communications systems and radio and television broadcasting. We also supply power grid devices for the shortwave broadcast market and for MRI and PET applications for the medical market. Our products are also widely used in equipment that serves the industrial markets such as textile drying, pipe welding and semiconductor wafer fabrication.

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

•
Satellite communications amplifiers:  Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, Internet and other communications signals from ground stations to satellites in all frequency bands. We provide a broad line of complete, integrated satellite communications amplifiers that consist of a VED or solid-state microwave amplifier, a power supply to power the device, radio frequency conditioning circuitry, cooling equipment, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other components to meet specific customer requirements. We offer amplifiers both for defense and for commercial applications. Our products include amplifiers based on helix and coupled cavity traveling wave tubes, klystrons, solid-state devices and millimeter-wave devices.

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

•
Medical x-ray imaging systems:  We design and manufacture x-ray generators for medical imaging applications. These consist of power supplies, cooling, control and display subsystems that drive the x-ray equipment used by healthcare providers for medical imaging. The energy in an x-ray imaging system is generated by an x-ray tube which is another version of a VED operating in a different region of the electromagnetic spectrum. These generators use the high-voltage and control systems expertise originally developed by us while designing power systems to drive our other VEDs. We also provide the electronics and software subsystems that control and tie together much of the other ancillary equipment in a typical x-ray imaging system. We have recently introduced x-ray generators with imaging processing systems to assist our customers in their migration from film-based radiology systems to digital radiology systems.

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

Backlog

As of October 1, 2010, we had an order backlog of $241.9 million compared to an order backlog of $226.0 million as of October 2, 2009. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 85% of our backlog as of October 1, 2010 is expected to be filled within fiscal year 2011.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America and Europe, as well as in India, Singapore, China and Australia. As of October 1, 2010, we had 145 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 36% of our sales in fiscal year 2010.

Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.

In addition to our direct sales force, we use approximately 64 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products to both end users and system integrators around the world and to deliver our products with short turn-around times.

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

Competition

The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of L-3 Communications Corporation, Thales Electron Devices SA, e2v technologies plc, Teledyne Technologies, Inc. and Comtech Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corporation (“Comtech”). Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and our readiness in facilities, equipment and personnel.

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers, and invest in research and development efforts across a wide range of power and frequency levels in both VED and solid-state technologies. We believe that for the foreseeable future, solid-state devices are well suited for specific lower-power applications but will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. We believe that VED and solid-state technologies currently serve their own specialized markets without significant overlap in most applications.

Research and Development

Total research and development spending was $28.5 million, $28.0 million and $22.8 million during fiscal years 2010, 2009 and 2008, respectively. Total research and development spending consisted of company-sponsored research and development expense of $12.4 million, $10.5 million and $10.8 million during fiscal years 2010, 2009 and 2008, respectively, and customer-sponsored research and development of $16.1 million, $17.5 million and $12.0 million during fiscal years 2010, 2009 and 2008, respectively. Customer-sponsored research and development costs are charged to cost of sales to correspond with revenue recognized.

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

U.S. Government Contracts and Regulations

We deal with numerous U.S. Government agencies and entities, including the Department of Defense, and, accordingly, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. We are affected by government, regulatory and industry approvals/oversight. We are affected by similar government authorities and approvals/oversight with respect to our international business.

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

We were formerly the electron device business of Varian Associates, Inc. In connection with the sale of that business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) generally agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. We are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our manufacturing facilities in Palo Alto, California and Beverly, Massachusetts, that are known to require remediation.

To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at our facilities and responded to environmental claims arising from Varian Medical Systems’ (or its predecessor’s) prior operations of the electron device business.

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

Employees

As of October 1, 2010, we had approximately 1,580 employees, of which 450 are located outside the United States (including approximately 420 in Canada). None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

Financial Information About Segments

For financial information about our segments, see Note 13 to the accompanying audited consolidated financial statements.

Available Information

    Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible at no cost on our Web site at www.cpii.com as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). They are also available by contacting our Investor Relations Department at investor.relations@cpii.com and are accessible on the SEC’s Web site at www.sec.gov.

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

RISKS RELATING TO OUR BUSINESS

Risks related to our merger agreement with an affiliate of The Veritas Capital Fund IV

The Merger is subject to satisfaction or waiver of certain customary conditions, including the approval of the Merger by our stockholders.

Completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by our stockholders, receipt of required antitrust approvals (or termination or expiration of applicable waiting periods), the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement and no court or other governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law (including any injunction) that restrains, enjoins or otherwise prohibits consummation of the Merger or otherwise makes the consummation of the Merger illegal. The transaction is expected to close in the first quarter of calendar year 2011. However, no assurances can be given that the transaction contemplated by the Merger Agreement will be consummated or, if not consummated, that we will enter into a comparable or superior transaction with another party.

The Merger may not be completed if sufficient financing is not funded.

Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions. We believe the committed amounts will be sufficient to complete the Merger, but we cannot assure you of that. Those amounts might be insufficient if, among other things, we have substantially less cash on hand or Parent has substantially less net proceeds from the equity and debt financings than we currently expect. Although obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. We believe the committed amounts will be sufficient to complete the transaction, but cannot provide any assurance to that effect.

Although the debt financing described herein is not subject to due diligence or “market out” provisions, which allows lenders not to fund their commitments if certain conditions in the financial markets prevail, there is still a risk that such financing may not be funded when required. As of the date of this Annual Report on Form 10-K, no alternative financing arrangements or alternative financing plans have been made in the event the debt financing described herein is not available as anticipated. Even though obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. In that case, Parent may be obligated to pay us a termination fee, which obligation is guaranteed under the Limited Guarantee by Veritas.

Our future business and financial position may be adversely affected if the Merger is not completed.

If the Merger Agreement is terminated and the Merger is not consummated, we will have incurred substantial expenses without realizing the expected benefits of the Merger. In addition, we may also be subject to additional risks including, without limitation:

•
upon termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of up to $15 million and in certain cases to reimburse up to $2.5 million of transaction expenses incurred by Parent and Merger Sub;

•	substantial costs related to the Merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the Merger is completed; and

•	potential disruption to the current plan, operations, businesses and distraction of our workforce and management team.

Litigation related to the Merger could adversely affect our financial results.

    A putative stockholder class action complaint was filed against CPI International, the members of the CPI International board of directors, and Comtech Telecommunications Corp. in the California Superior Court for the County of Santa Clara in connection with the previously proposed merger between us and Comtech Telecommunications Corp. The plaintiff in this litigation has filed a motion for leave to amend this complaint to state claims against CPI International, the members of the CPI International board of directors, Cypress Associates II LLC, and Veritas and its affiliates in connection with the currently proposed Merger. It is also possible that additional lawsuits will be filed against us and our directors in connection with the currently proposed Merger. The cost of defending such lawsuits and paying any judgment or settlement in connection therewith could have an adverse impact on our financial results.

The Merger creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed combination, but restricts us, without Parent’s consent, from taking certain specified actions until the Merger is complete or the Merger Agreement is terminated. Further, the pending Merger might increase our risk of loss of key employees due to, among other things, uncertainty concerning our post-Merger operation.

Until all conditions to the Merger are satisfied, we cannot be certain that the Merger will close. We will incur significant transaction costs relating to the proposed Merger, whether or not the proposed Merger is completed. Additionally, matters relating to the Merger may require substantial commitments of time and resources, which could otherwise have been devoted to other beneficial opportunities and there may be potential difficulties in employee retention as a result of the Merger.

Any loss of business opportunities or key personnel could have an adverse impact on future business, and, as a result, result in lower future sales and earnings.

If we are unable to complete our proposed Merger our stock price could suffer.

    The termination of the Merger Agreement would likely result in a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Merger and our stockholders will receive the merger consideration specified in the Merger Agreement.

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

Approximately 34%, 33% and 35% of our sales in our 2010, 2009 and 2008 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.

U.S. Government contracts contain termination provisions and are subject to audit and modification

The U.S. Government has the ability to:

•	terminate existing contracts, including for the convenience of the government or because of a default in our performance of the contract;

•	reduce the value of existing contracts;

•	change the terms of performance of existing contracts;

•	cancel multi-year contracts or programs;

•	audit our contract-related costs and fees, including allocated indirect costs;

•	suspend or debar us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations or other laws that apply to the performance of government contracts; and

•	control and potentially prohibit the export of our products, technology or other data.

Each of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. If such contracts are terminated or reduced in scope, our sales may decline, which would negatively affect our results of operations and result in decreased cash flow. Termination-for-convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination-for-default provisions may provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

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

As a U.S. Government contractor, we must comply with, and are affected by, laws and regulations related to our performance of our government contracts and our business. These laws and regulations may impose additional costs on our business. In addition, we are subject to audits, reviews and investigations of our compliance with these laws and regulations. In the event that we are found to have failed to comply with these laws and regulations, we may be fined, we may not be reimbursed for costs incurred in performing the contracts, our contracts may be terminated and we may be unable to obtain new contracts. If a government review, audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including forfeiture of claims and profits, suspension of payments, statutory penalties, damages related to the illegal activity, fines and suspension or debarment.

In addition, many of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility clearances. Complex regulations and requirements apply to obtaining and maintaining personnel and facility security clearances, and obtaining such clearances can be a lengthy process. To the extent we are not able to obtain or maintain personnel or facility security clearances, we also may not be able to seek or perform future classified contracts. If we are unable to do any of the foregoing, we will not be able to maintain or grow our business, and our revenue may decline.

As a result of our U.S. Government business, we may be subject to false claim suits, and a judgment against us in any of these suits could cause us to be liable for substantial damages.

Our business with the U.S. Government, subjects us to “qui tam,” or “whistle blower,” suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that we submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against us in a qui tam or false claim suit could cause us to be liable for substantial damages (including treble damages and monetary penalties) and could carry penalties of suspension or debarment, which would make us ineligible to receive any U.S. Government contracts for a period of up to three years. Any material judgment, or any suspension or debarment, could result in increased costs and a loss of revenue, which could negatively affect our results of operations. In addition, any of the foregoing could cause a loss of customer confidence and could negatively harm our business and our future prospects.

Some of our sole-provider business from the U.S. Government in the future may be subject to competitive bidding.

Some of the business that we will seek from the U.S. Government in the future may be awarded through a competitive bidding process. The competitive bidding process may reduce the price at which we sell our products to the U.S. Government and reduce our net income. Competitive bidding on government contracts presents risks such as:
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

    As of October 1, 2010, our goodwill, developed and core technology and other intangibles amounted to $234.7 million, net of accumulated amortization. We will amortize approximately $3.0 million in each of fiscal years 2011 and 2012, $2.9 million in each of fiscal years 2013 and 2014, and $57.5 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Laws and regulations governing the export of our products could adversely impact our business.

Licenses or other authorizations are required from U.S. Government agencies for the export of many of our products in accordance with various regulations, including the United States Export Administration Regulations (for commercial products, including “dual use” products with military applications) and the International Traffic in Arms Regulations (for defense articles and defense services). Under these regulations, a license or other authorization may be required before transferring certain export-controlled articles or technical data, or providing defense services, to foreign persons, whether in the United States or abroad; before exporting certain of our products, services, and technical data outside the United States; before engaging in brokering activities involving export-controlled defense articles; and for the temporary import of certain defense articles and technical data. In addition, regulations administered by the Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury govern transactions with countries and persons subject to U.S. trade sanctions, including import as well as export transactions. We are also subject to U.S. Government restrictions on transactions with specific entities and individuals, including, without limitation, those set forth on the Entity List, the Specially Designated Nationals List, the Denied Persons List, the Unverified List, and the U.S. State Department's lists of debarred parties. We are also subject to U.S. customs laws and regulations, including customs duties, when applicable. Additionally, we are subject to the Anti-Boycott Regulations administered by the U.S. Department of Commerce and the Boycott Provisions of the Internal Revenue Code (Section 999) administered by the Internal Revenue Service. These laws and regulations could materially adversely impact our sales and business in the following scenarios:

•
In order to obtain the license for the sale of such a product, we are required to obtain information from the potential customer and provide it to the U.S. Government. If the U.S. Government determines that the sale presents national security risks or is otherwise contrary to U.S. policy, it may not approve the sale.

•	Delays caused by the requirement to obtain a required license or other authorization may cause delays in our production, sales and export activities, and may cause us to lose potential sales.

•	If we violate these laws and regulations, we could be subject to fines or penalties, including debarment as an exporter and/or a government contractor.

    Our internal compliance program has identified, and we have made a voluntary self-disclosure to OFAC regarding, a potential compliance issue involving assistance provided by the Swiss branch office of one of our U.S. subsidiaries with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran, a country that is subject to U.S. trade sanctions. We believe the end-users were health care providers. While it is not possible to predict the response of the U.S. authorities, the Company could be assessed fines or other penalties as a result of this matter.

In addition to U.S. laws and regulations, foreign countries may also have laws and regulations governing imports and exports.

We generate sales from contracts with foreign governments, and significant changes in government policies or to appropriations of those governments could have an adverse effect on our business, results of operations and financial condition.

We estimate that approximately 13%, 15% and 12% of our sales in fiscal years 2010, 2009 and 2008, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these acts could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our result of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the United States. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the United States were approximately 36%, 37% and 36% in fiscal years 2010, 2009 and 2008, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

Environmental and zoning laws and regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and/or increase our manufacturing costs.

Environmental and zoning laws and regulations could limit our ability to operate as we are currently operating and could result in additional costs.

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental and zoning laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require permits to conduct many of our operations. Violations of environmental and zoning laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental and zoning laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

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

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of October 1, 2010, we had an order backlog of $241.9 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

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

RISKS RELATED TO OUR INDEBTEDNESS

We may not be able to refinance our indebtedness.

Our existing senior credit facilities, which include a term loan with a $66.0 million principal balance on October 1, 2010, a revolving credit facility which is currently undrawn and a letters of credit facility which includes $4.5 million of outstanding letters of credit as of October 1, 2010, will mature and come due on August 1, 2011 if we, prior to that date, do not repay or refinance our 8% Senior Subordinated Notes, with a principal balance of $117.0 million as of October 1, 2010. There is a risk that we may not be able to complete this refinancing or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could adversely affect our financial condition and results of operations.

If we are unable to refinance our debt facility, we may need to implement other alternatives which might include issuing common stock or securities convertible into common stock to repay our indebtedness. If implemented, these actions could negatively impact our business or dilute our existing stockholders. If we are unable to obtain replacement refinancing or access the capital markets, that failure could have a material adverse affect on our financial condition and results of operations.

We have a substantial amount of debt, and we may incur substantial additional debt in the future, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

We have a substantial amount of debt and may incur additional debt in the future. As of October 1, 2010, our total consolidated indebtedness was $194.9 million and we had $55.5 million of additional borrowings available under the revolver under our senior credit facilities. Our substantial amount of debt could have important consequences to us and our stockholders, including, without limitation, the following:

•
it will require us to dedicate a substantial portion of our cash flow from operations to make interest payments on our indebtedness and to repay the outstanding principal amount of our indebtedness, each of which will reduce the funds available for working capital, capital expenditures and other general corporate expenses;

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

We are subject to a class action lawsuit, which, regardless of the outcome could result in substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

In addition, we may issue a substantial number of shares of our common stock under our stock incentive and stock purchase plans. As of October 1, 2010, we had options outstanding to purchase 3,347,192 shares of our common stock under our 2000 Stock Option Plan, our 2004 Stock Incentive Plan and our 2006 Equity and Performance Incentive Plan, of which 2,915,483 were exercisable as of such date. In addition, as of October 1, 2010, our 2006 Equity and Performance Incentive Plan and 2006 Employee Stock Purchase Plan provide for the issuance of up to an additional 1,761,219 shares of our common stock to employees, directors and consultants. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other stockholders.

The controlling position of Cypress will limit other stockholders’ ability to influence corporate matters.

As of November 19, 2010, entities affiliated with Cypress collectively own approximately 53% of our outstanding shares of common stock. Accordingly, the entities affiliated with Cypress have significant influence over our management, affairs and most matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The entities affiliated with Cypress will also be able to deter any attempted change of control. This concentrated control will limit other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial. Accordingly, the market price of our common stock could be adversely affected.

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

Item 1B. Unresolved Staff Comments

             None.

Item 2. Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 957,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Beverly, Massachusetts	174,000	(a)			VED
Georgetown, Ontario, Canada	193,000		22,000		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California			418,300	(b)	VED and satcom equipment
Mountain View, California			42,500		VED
Camarillo, California			37,700		Other
Various other locations			23,000	(c)	VED and satcom equipment

(a)	The Beverly, Massachusetts square footage also includes approximately 1,080 square feet leased to a tenant.
(b)	Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(c)	Leased facilities occupied by our field sales and service organizations.

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

On July 1, 2010, a putative stockholder class action complaint was filed against CPI International, the members of the CPI International board of directors, and Comtech Telecommunications Corp. in the California Superior Court for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerns the proposed merger between us and Comtech, and generally asserts claims alleging, among other things, that each member of our board of directors breached his fiduciary duties by agreeing to the terms of the previously proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of our board of directors. The lawsuit seeks, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleges that the consideration that would have been paid to CPI International’s stockholders under the terms of the proposed merger was inadequate. On September 7, 2010, we terminated the Comtech sale agreement. On November 24, 2010, we entered in an agreement and plan of merger with Catalyst Holdings, Inc. and Catalyst Acquisition, Inc. which are affiliates of The Veritas Capital Fund IV, L.P. ("Veritas"). On December 9, 2010, the plaintiff filed a motion for leave to file a second amended complaint which, among other things, amends its breach of fiduciary duty claims to allege that we and our board of directors, as well as Cypress Associates II LLC, breached fiduciary duties in connection with our proposed merger with a Veritas affiliate, adds a claim for attorneys’ fees for the benefit the plaintiff purportedly obtained as a result of its previous prosecution of this action, and adds claims against Veritas and its affiliates for aiding and abetting the aforementioned breaches of fiduciary duties. The action continues to seek, among other things, class action certification and monetary relief. We believe that all claims asserted in the lawsuit to be without merit.

Item 4.    (Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, is traded on the Nasdaq Stock Market LLC under the symbol “CPII.” The following table sets forth the high and low closing sale prices for our common stock as reported by The Nasdaq Stock Market from October 4, 2008, through October 1, 2010.

	High	Low
Fiscal year 2009
First fiscal quarter (October 4, 2008 to January 2, 2009)	$10.97	$5.67
Second fiscal quarter (January 3, 2009 to April 3, 2009)	$9.66	$5.75
Third fiscal quarter (April 4, 2009 to July 3, 2009)	$12.87	$7.80
Fourth fiscal quarter (July 4, 2009 to October 2, 2009)	$12.00	$8.75

Fiscal year 2010
First fiscal quarter (October 3, 2009 to January 1, 2010)	$14.05	$9.55
Second fiscal quarter (January 2, 2010 to April 2, 2010)	$13.99	$10.83
Third fiscal quarter (April 3, 2010 to July 2, 2010)	$15.96	$13.05
Fourth fiscal quarter (July 3, 2010 to October 1, 2010)	$16.18	$13.66

As of December 1, 2010, there were 94 stockholders of record of our common stock and  16,820,741 shares of common stock outstanding.

No dividends were paid in fiscal years 2010 and 2009. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Communications & Power Industries, our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. The indenture governing Communications & Power Industries’ 8% senior subordinated notes imposes restrictions on Communications & Power Industries’ ability to make distributions to us, and the agreements governing our senior credit facilities generally do not permit Communications & Power Industries to make distributions to us for the purpose of paying dividends to our stockholders. In addition, the indenture governing our floating rate senior notes due 2015 also imposes restrictions on our ability to pay dividends or make distributions to our stockholders. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the Delaware General Corporation Law, which provides that dividends are only payable out of surplus or current net profits.

The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report under the heading “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph shows the value of an investment of $100 on April 28, 2006 (the first day our common stock was traded) in each of our common stock, The Nasdaq Composite Index and the Nasdaq Electronic Components Stocks Index for the period from April 28, 2006 to October 1, 2010. All values assume reinvestment of the pre-tax value of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	4/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10
CPI International, Inc	100.00	80.56	73.17	83.33	106.78	110.17	105.61	95.00	55.11	68.33	80.44	48.11	52.22	48.28	62.17	73.56	73.67	86.61	77.78
NASDAQ Composite	100.00	94.05	98.44	106.22	106.65	115.22	117.86	115.92	99.32	100.27	89.47	68.78	66.53	79.84	92.53	99.23	104.97	92.58	104.43
NASDAQ Electronic Components	100.00	87.54	90.56	91.68	89.07	102.38	109.11	107.48	88.08	93.16	76.34	54.92	58.14	67.91	82.51	88.31	92.79	81.77	86.92

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

Item 6. Selected Financial Data

The selected consolidated financial and other data for CPI International and subsidiaries as of October 1, 2010 and October 2, 2009, and for the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial and other data for CPI International and subsidiaries as of October 3, 2008, September 28, 2007 and September 29, 2006 and for the fiscal years ended September 28, 2007 and September 29, 2006 have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report. The audited consolidated financial statements as of the dates and periods noted above have been audited by KPMG LLP, an independent registered public accounting firm.

All fiscal years presented comprised 52 weeks each, except for fiscal year 2008, which comprised 53 weeks ended October 3, 2008.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

Year Ended
October 1,	October 2,	October 3,	September 28,	September 29,
2010	2009	2008	2007	2006
Statement of Income Data:
Sales	$360,434	$332,876	$370,014	$351,090	$339,717
Cost of sales	251,987	239,385	261,086	237,789	236,063
Gross profit	108,447	93,491	108,928	113,301	103,654
Research and development	12,429	10,520	10,789	8,558	8,550
Selling and marketing	20,794	19,466	21,144	19,258	19,827
General and administrative	24,988	20,757	22,951	21,648	23,004
Amortization of acquisition-related intangible assets	2,749	2,769	3,103	2,316	2,190
Strategic alternative transaction expenses(1)	19,913	-	-	-	-
Total operating costs and expenses	80,873	53,512	57,987	51,780	53,571
Operating income	27,574	39,979	50,941	61,521	50,083
Interest expense, net	15,213	16,979	19,055	20,939	23,806
(Gain) loss on debt extinguishment(2)	-	(248)	633	6,331	-
Income tax expense (benefit)	5,622	(218)	10,804	11,748	9,058
Net income(3)	$6,739	$23,466	$20,449	$22,503	$17,219
Earnings per share(4)(5)
Basic	$0.40	$1.42	$1.24	$1.39	$1.20
Diluted	$0.37	$1.33	$1.15	$1.27	$1.09

Shares used to calculate net earnings per share(5)(6)
Basic	16,571	16,343	16,356	16,242	14,311
Diluted	17,837	17,443	17,684	17,721	15,789

Cash dividend per share(7)	$-	$-	$-	$-	$1.19

Other Financial Data:
EBITDA(8)	$38,646	$51,021	$61,271	$64,288	$59,096
EBITDA margin(9)	10.70%	15.30%	16.60%	18.30%	17.40%
Operating income margin(10)	7.70%	12.00%	13.80%	17.50%	14.70%
Net income margin(11)	1.90%	7.00%	5.50%	6.40%	5.10%
Depreciation and amortization(12)	$11,072	$10,794	$10,963	$9,098	$9,013
Capital expenditures(13)	$4,492	$3,365	$4,262	$8,169	$10,913
Ratio of earnings to fixed charges(14)	1.77	x	2.30	x	2.57	x	2.59	x	2.08	x
Net cash provided by operating activities	$19,808	$30,114	$33,881	$21,659	$10,897
Net cash used in investing activities(13)(15)	$(4,533)	$(3,365)	$(2,794)	$(30,343)	$(156)
Net cash provided by (used in) financing activities	$1,402	$(29,267)	$(22,891)	$(995)	$(7,099)

Balance Sheet Data:
Working capital	$44,753	$92,380	$88,103	$81,547	$77,113
Total assets	$478,276	$458,254	$466,948	$476,222	$441,759
Long-term debt, less current portion	$128,934	$194,922	$224,660	$245,567	$245,067
Total stockholders’ equity	$183,940	$173,553	$143,865	$125,906	$99,673

(1)	Fiscal year 2010 includes $19,913 for a termination fee and transaction expenses relating to a recently terminated merger agreement between CPI International and Comtech.

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

(3)
Net income for fiscal year 2010 includes strategic alternative transaction expenses, after taxes, of $15.2 million, or $0.84 per diluted share. Net income for fiscal year 2009 includes discrete tax benefits, in aggregate, of $7.9 million, or $0.45 per diluted share.

(4)
Basic and diluted earnings per share and shares used to calculate net earnings per share have been retroactively adjusted to reflect the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share,” on October 3, 2009, for participating securities which represent unvested restricted common stock which contain nonforfeitable rights to dividends or dividend equivalents.

(5)
Basic earnings per share represents net income available to common stockholders divided by weighted average common shares outstanding, and diluted earnings per share represents net income available to common stockholders divided by weighted average common and common equivalent shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares.

(6)
On April 7, 2006, in connection with the amendment and restatement of the certificate of incorporation of CPI International, we effected a 3.059-to-1 stock split of the outstanding shares of common stock of CPI International as of such date. All share and per share amounts for periods presented herein have been retroactively restated to reflect the stock split.

(7)
In December 2005, we paid special cash dividends of $17,000 to stockholders of CPI International. Cash dividend per share is calculated by dividing the dollar amount of the dividend by weighted average common shares outstanding.

(8)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that GAAP-based (based on Generally Accepted Accounting Principles) financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

The following table reconciles net income to EBITDA:

	Year Ended
	October 1,	October 2,	October 3,	September 28	September 29
	2010	2009	2008	2007	2006
Net income	$6,739	$23,466	$20,449	$22,503	$17,219
Depreciation and amortization(11)	11,072	10,794	10,963	9,098	9,013
Interest expense, net	15,213	16,979	19,055	20,939	23,806
Income tax expense (benefit)	5,622	(218)	10,804	11,748	9,058
EBITDA	$38,646	$51,021	$61,271	$64,288	$59,096

(9)	EBITDA margin represents EBITDA divided by sales.

(10)	Operating income margin represents operating income divided by sales.

(11)	Net income margin represents net income divided by sales.

(12)	Depreciation and amortization excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(13)
Fiscal years 2007 and 2006 include approximately $4,100 and $2,300, respectively, of capital expenditures for the expansion of our building in Georgetown, Ontario, Canada. Fiscal year 2006 includes capital expenditures of approximately $4,700 resulting from the relocation of our former San Carlos, California facility to Palo Alto, California and Mountain View, California.

(14)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges less capitalized interest. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expenses that management considers to be a reasonable approximation of interest.

(15)	Fiscal year 2007 includes approximately $22,200 of cash outflow for the acquisition of Malibu Research Associates, Inc., as a result of which the Malibu Division was formed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2010 and 2009 comprised the 52-week period ending October 1, 2010 and October 2, 2009, respectively. Fiscal year 2008 comprised the 53-week period ended October 3, 2008. The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included elsewhere in this Annual Report.

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

Our orders by market for fiscal years 2010 and 2009 are summarized as follows (dollars in millions):

	Year Ended
	October 1, 2010		October 2, 2009		(Decrease) Increase
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$129.7	34%	$142.2	40%	$(12.5)	(9	) %
Medical	70.1	19	66.9	19	3.2	5
Communications	131.0	35	119.2	33	11.8	10
Industrial	26.1	7	21.2	6	4.9	23
Scientific	18.0	5	6.5	2	11.5	177
Total	$374.9	100%	$356.0	100%	$18.9	5%

Orders of $374.9 million for fiscal year 2010 were $18.9 million, or 5%, higher than orders of $356.0 million for fiscal year 2009. Explanations for the order increase or decrease by market for fiscal year 2010 compared to fiscal year 2009 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders in the $0.5 million to $3.0 million range by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 9% from $142.2 million in fiscal year 2009 to $129.7 million in fiscal year 2010. In fiscal year 2010, the decrease in orders for these combined markets was primarily due to the timing of orders to support certain radar and electronic warfare systems, including a foreign radar program, several airborne electronic countermeasure systems and the HAWK missile system. In fiscal year 2009, we received $4.1 million in orders for a foreign radar program; this large order was not expected to, and did not, repeat in fiscal year 2010.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 5% increase in medical orders was due primarily to an increase in demand for products to support x-ray imaging and MRI applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 10% increase in communications orders was primarily due to increases in orders to support commercial communications applications, such as fixed satellite broadcast and terrestrial broadcast applications.

Excluding the Warfighter Information Network – Tactical (“WIN-T”) program, demand for products to support military communications programs also increased during fiscal year 2010. Military communications is a relatively new sector of the overall communications market for us, and over the long term, we expect our participation in military communications programs to continue to grow. With the exception of the WIN-T program, military communications is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Because of the atypically large size and frequency of the orders we received to support the WIN-T program in fiscal year 2009, orders for this program decreased approximately $21 million in fiscal year 2010. As expected, the size and frequency of those large WIN-T orders were not repeated in fiscal year 2010.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $4.9 million increase in industrial orders was primarily due to an increase in demand for products used in semiconductor and liquid crystal display (“LCD”) screen manufacturing applications, new advanced nuclear magnetic resonance applications and industrial heating applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $11.5 million increase in scientific orders was primarily the result of the receipt of orders for products to support fusion research and other “Big Science” programs at domestic and European laboratories.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

    As of October 1, 2010, we had an order backlog of $241.9 million compared to an order backlog of $226.0 million as of October 2, 2009. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	October 1, 2010		October 2, 2009		October 3, 2008
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales
Sales	$360.4	100.0%	$332.9	100.0%	$370.0	100.0%
Cost of sales	252.0	69.9	239.4	71.9	261.1	70.6
Gross profit	108.4	30.1	93.5	28.1	108.9	29.4
Research and development	12.4	3.4	10.5	3.2	10.8	2.9
Selling and marketing	20.8	5.8	19.5	5.9	21.1	5.7
General and administrative	25.0	6.9	20.8	6.2	22.9	6.2
Amortization of acquisition-related intangibles	2.7	0.7	2.8	0.8	3.1	0.8
Strategic alternative transaction expenses	19.9	5.5	-	-	-	-
Operating income	27.6	7.7	40.0	12.0	50.9	13.8
Interest expense, net	15.2	4.2	17.0	5.1	19.1	5.2
(Gain) loss on debt extinguishment	-	-	(0.2)	(0.1)	0.6	0.2
Income before taxes	12.4	3.4	23.2	7.0	31.3	8.5
Income tax expense (benefit)	5.6	1.6	(0.2)	(0.1)	10.8	2.9
Net income	$6.7	1.9%	$23.5	7.1%	$20.4	5.5%
Other Data:
EBITDA (1)	$38.6	10.7%	$51.0	15.3%	$61.3	16.6%

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(1)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that GAAP-based (based on Generally Accepted Accounting Principles) financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

For a reconciliation of Net Income to EBITDA, see footnote 8 under Selected Financial Data above.

Our results for fiscal year 2010 compared to our results for fiscal year 2009

    Sales:  Our sales by market for fiscal years 2010 and 2009 are summarized as follows (dollars millions):

	Year Ended
	October 1, 2010		October 2, 2009		Decrease (Increase)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$131.6	37%	$135.9	41%	$(4.3)	(3	) %
Medical	70.2	19	61.2	18	9.0	15
Communications	124.0	34	106.4	32	17.6	17
Industrial	23.6	7	20.2	6	3.4	17
Scientific	11.0	3	9.2	3	1.8	20
Total	$360.4	100%	$332.9	100%	$27.5	8%

Sales of $360.4 million for fiscal year 2010 were $27.5 million, or approximately 8%, higher than sales of $332.9 million for fiscal year 2009. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 3% from $135.9 million in fiscal year 2009 to $131.6 million in fiscal year 2010. This decrease was primarily due to a decrease in sales to support the HAWK missile system and foreign radar systems, and was partially offset by an increase in sales to support electronic warfare systems and the Aegis weapons system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 15% increase in sales of our medical products was primarily due to increased sales to support MRI and x-ray imaging applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 17% increase in sales in the communications market was primarily due to increases in sales to support commercial communications applications, particularly fixed satellite broadcast applications. Sales of products to support military communications applications, including the WIN-T program, also increased. Military communications is a relatively new sector of the overall communications market for us, and, with the exception of the WIN-T program, is characterized by numerous programs that are relatively modest in size and for which the timing may vary from year to year. Over the long term, we expect our participation in military communications programs to continue to grow.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $3.4 million increase in industrial sales was due to an increase in sales of products used in semiconductor and LCD screen manufacturing applications and in cargo screening.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.8 million increase in scientific sales was primarily the result of increased sales for a fusion research program.

Gross Profit. Gross profit was $108.4 million, or 30.1% of sales, for fiscal year 2010 as compared to $93.5 million, or 28.1% of sales, for fiscal year 2009. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the increase in gross profit in fiscal year 2010 as compared to fiscal year 2009 was higher shipments and improved operating efficiencies from the higher shipment volume and the favorable impact from translation of Canadian costs, net of currency hedge contracts, partially offset by lower margins due to manufacturing start-up costs for new advanced antenna products and on a foreign telemetry program.

Research and Development. Company-sponsored research and development expenses were $12.4 million, or 3.4% of sales, for fiscal year 2010 and $10.5 million, or 3.2% of sales for fiscal year 2009. The $1.9 million increase in research and development was primarily due to development efforts on broadband communication products and solid state devices for commercial and military applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 1,	October 2,
	2010	2009
Company sponsored	$12.4	$10.5
Customer sponsored, charged to cost of sales	16.1	17.5
	$28.5	$28.0

The reduction to customer-sponsored research and development to $16.1 million for fiscal year 2010 from $17.5 million for fiscal year 2009 is primarily due to the reduction of development programs for advanced antenna and telemetry products at the Malibu Division as these products are transitioning to production.

Selling and Marketing. Selling and marketing expenses were $20.8 million, or 5.8% of sales, for fiscal year 2010, a $1.3 million increase from the $19.5 million, or 5.9% of sales, for fiscal year 2009. The increase in selling and marketing expenses in fiscal year 2010 as compared to fiscal year 2009 was primarily due to higher sales incentive expenses from improved operating performance and additional expenses to support growth in the commercial communications market.

General and Administrative. General and administrative expenses were $25.0 million, or 6.9% of sales, for fiscal year 2010, a $4.2 million increase from the $20.8 million, or 6.2% of sales, for fiscal year 2009. The increase in general and administrative expenses in fiscal year 2010 as compared to fiscal year 2009 was primarily due to the elimination of certain cost reduction measures and higher management bonuses as a result of improved operating performance, unfavorable currency translation expense and an increase in expenses for income tax planning services.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.7 million for fiscal year 2010 and $2.8 million for fiscal year 2009. Amortizable acquisition-related intangible assets are amortized over periods of up to 50 years.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses of $19.9 million for fiscal year 2010 were incurred in connection with the Comtech merger agreement that was terminated on September 7, 2010. Strategic alternative transaction expenses primarily comprise a $15 million termination fee and fees for investment bankers, attorneys and other professional services.

Interest Expense, net (“Interest Expense”). Interest Expense of $15.2 million for fiscal year 2010 was $1.8 million lower than interest expense of $17.0 million for fiscal year 2009. The reduction in interest expense in fiscal year 2010 as compared to fiscal year 2009 was primarily due to repayments of debt in fiscal year 2009.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in fiscal year 2009 resulted from the repurchase of $8.0 million of our 8% senior subordinated notes at a discount of $0.4 million, partially offset by a $0.2 million non-cash write-off of deferred debt issue costs.

Income Tax Expense (Benefit). We recorded an income tax expense of $5.6 million for fiscal year 2010 and an income tax benefit of $0.2 million for fiscal year 2009. Our effective tax rates were 45% for fiscal year 2010 and a negative 0.9% for fiscal year 2009.

Income tax expense for fiscal year 2010 includes discrete tax expense of $2.2 million, net of discrete tax benefits, which comprises the following: (1) $3.1 million tax expense related to the uncertainty of obtaining a tax deduction for all of the expenses incurred in connection with the terminated Comtech merger, (2) $0.3 million tax benefit true-up related to the filing of fiscal year 2009 income tax returns, (3)  $0.3 million tax benefit to adjust deferred tax accounts for a reduction to future Canadian income tax rates, and (4) $0.3 million for research and development tax credit benefits claimed on prior year income tax returns.

The following illustrates the impact the strategic alternative transaction expenses had on our income taxes in fiscal year 2010 (dollars in millions):

	Total	Strategic alternative transaction expenses	All other
Income (loss) before taxes	12.4	(19.9)	32.3

Income tax expense (benefit), excluding discrete items	3.4	(7.8)	11.2
% of income before taxes	27%	39%	35%

Discrete tax expense (benefit):
Reserve for uncertainty of tax deduction for the terminated Comtech merger	3.1	3.1
True-up related to fiscal year 2009 tax filings	(0.3)		(0.3)
Adjust deferred tax accounts for reduction to future Canadian income tax rates	(0.3)		(0.3)
R&D tax benefit credits claimed on prior year income tax returns	(0.3)		(0.3)
Total discrete tax expense (benefit)	2.2	3.1	(0.9)

Total income tax expense (benefit)	5.6	(4.7)	10.3
% of income before taxes	45%	24%	32%

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

The $1.7 million correction to prior year’s financial statements in fiscal year 2009 comprises $0.9 million for changes in foreign income tax rates that were not updated in a timely manner and $0.8 million recorded in the fourth quarter of fiscal year 2009 to true-up the 2008 income tax provision. We believe that the impact of this correction was not material to our consolidated financial statements in fiscal year 2009 or in any of the prior year consolidated financial statements.

Net Income. Net income was $6.7 million, or 1.9% of sales, for fiscal year 2010 as compared to $23.5 million, or 7.1% of sales, for fiscal year 2009. Net income for both fiscal years 2009 and 2010 was greatly impacted by (1) for fiscal year 2009, the discrete tax benefits discussed above under the heading “Income Tax Expense (Benefit),” aggregating to a $7.9 million benefit, (2) for fiscal year 2010, the $0.9 million of discrete tax benefits in the “All other” column of the table above under the heading “Income Tax Expense (Benefit),” and (3) for fiscal year 2010, the after-tax expense from strategic alternative transaction expenses of $15.2 million. Excluding these items, fiscal year 2010 net income was approximately $5.4 million higher than fiscal year 2009 primarily due to higher shipment volume and improved operating efficiency from the higher shipment volume, and lower interest expense, in fiscal year 2010, partially offset by higher operating expense in fiscal year 2010. The higher operating expense in fiscal year 2010 is primarily due to higher management bonuses and sales incentive expenses because of improved operating performance and from the elimination of certain cost reduction initiatives in fiscal year 2010.

EBITDA. EBITDA was $38.6 million, or 10.7% of sales, for fiscal year 2010 as compared to $51.0 million, or 15.3% of sales, in fiscal year 2009. The $12.4 million decrease in EBITDA in fiscal year 2010 as compared to fiscal year 2009 was due primarily to strategic alternative transaction expenses of $19.9 million and higher operating expense in fiscal year 2010, partially offset by higher shipment volume and improved operating efficiency from the higher shipment volume in fiscal year 2010

Calculation of Management Bonuses. Management bonuses were $3.3 million in fiscal year 2010 compared to $1.2 million in fiscal year 2009. Management bonuses for fiscal years 2010 and 2009 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2010 was $61.6 million compared to $53.5 million in fiscal year 2009. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were (a) for fiscal year 2010, strategic alternative transaction expenses of $19.9 million and stock-based compensation expense of $3.0 million, and (b) for fiscal year 2009, gain on debt extinguishment of $0.2 million and stock-based compensation expense of $2.7 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

In the first six months of fiscal year 2009, product shipments in our defense markets, which include our radar and electronic warfare markets, were delayed due to delays in the receipt of orders, having a negative effect on our defense sales. In the last six months of fiscal year 2009, the order levels in our defense markets stabilized, but certain defense programs experienced delays in orders and subsequent sales.

Our commercial markets, which include our medical, commercial communications, industrial and scientific markets, were negatively impacted in fiscal year 2009 by the weakening of the U.S. and foreign economy. Many of the commercial programs in which we participate depend on customers upgrading their current equipment or expanding their infrastructures. With the softening of global economy, many of our customers delayed, reduced or cancelled their upgrade or expansion plans. We believe that the weak global economy resulted in a decrease in demand for our products to support commercial programs in fiscal year 2009.

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

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 10% decrease in sales in the communications market was primarily attributable to decreases in sales to support certain commercial communications applications, including satellite news gathering and direct-to-home broadcast applications. We believe that the decreases were largely due to the weakness of global economies. These decreases were partially offset by an increase in sales of products for military communications programs, which was a relatively new sector of the overall communications market for us.

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

Cost-reduction Initiatives in Fiscal Year 2009. In fiscal year 2009, we implemented a number of temporary and permanent cost-saving measures to counter the impact of lower sales due to the worldwide economic slowdown, including reducing our worldwide workforce by approximately 7%, or 120 people. In addition, we implemented a salary freeze and salary reductions, temporary shutdowns of facilities, increased employees’ mandatory time off, initiated work-share programs and reduced our contributions to certain employee retirement plans.

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

General and Administrative. General and administrative expenses were $20.8 million, or 6.2% of sales, for fiscal year 2009, a $2.1 million decrease from the $22.9 million, or 6.2% of sales, for fiscal year 2008. The decrease in general and administrative expenses in fiscal year 2009 as compared to fiscal year 2008 was primarily due to lower expenses related to the implementation of cost-reduction initiatives during fiscal year 2009.

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

Interest Expense, net (“Interest Expense”). Interest Expense of $17.0 million for fiscal year 2009 was $2.1 million lower than interest expense of $19.1 million for fiscal year 2008. The reduction in interest expense in fiscal year 2009 as compared to fiscal year 2008 was primarily due to repayments of debt.

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

The income tax benefit for fiscal year 2009 included several significant discrete tax benefits: (1) $4.9 million relating to our position with regard to an outstanding audit by the CRA, (2) $1.7 million for the correction of immaterial errors to tax accounts that should have been recorded in prior year’s financial statements, (3) $0.7 million related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to apportion taxable income to California for tax years beginning on or after January 1, 2011, and (4) $0.6 million for refunds claimed on prior year income tax returns based on the results of a foreign nexus study. In fiscal year 2009, we also recorded a $0.4 million U.S. research and development tax credit.

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

The $1.7 million correction to prior year’s financial statements in fiscal year 2009 comprises $0.9 million for changes in foreign income tax rates that were not updated in a timely manner and $0.8 million recorded in the fourth quarter to true-up the 2008 income tax provision. Fiscal year 2008 included a discrete tax benefit of $0.4 million that is attributable to fiscal year 2007 related to the correction of an immaterial error in the computation of the deferred taxes for warranty expenses in a foreign tax jurisdiction. We believe that the impact of these corrections was not material to our fiscal year 2009 consolidated financial statements or in any of the prior year consolidated financial statements.

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

Cash and Working Capital

    The following summarizes our cash and cash equivalents and working capital (in millions):

	October 1,	October 2,	October 3,
	2010	2009	2008
Cash and cash equivalents	$42.8	$26.2	$28.7
Working capital	$44.8	$92.4	$88.1

Our senior credit facility is scheduled to come due on August 1, 2011 unless we refinance our outstanding 8% senior subordinated notes prior to such date. As of October 1, 2010, the principal balance of the senior credit facility term loan and the 8% senior subordinated notes was $66.0 million and $117.0 million, respectively. We intend to seek replacement refinancing and repay the respective loans within fiscal year 2011 prior to their scheduled maturity dates. While we believe that, based on our cash flow from operations and past history, we will be successful in obtaining the replacement financing necessary to repay our debt scheduled to mature in 2011, there are no assurances that such refinancing will be successful. If we are unable to refinance our senior credit facility, we will need to seek to implement other alternatives such as issuing common stock or securities convertible into common stock to repay our indebtedness. If implemented, these actions could negatively impact our business or dilute our existing stockholders.

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.8 million as of October 1, 2010, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales contract is complete.

The significant factors underlying the $16.7 million net increase in cash and cash equivalents during fiscal year 2010 were the net cash provided by our operating activities of $19.8 million and proceeds and tax benefits of $1.4 million from employee stock purchases and exercise of stock options, partially offset by capital expenditures of $4.5 million.

We had total principal amount of debt outstanding of $195.0 million as of October 1, 2010 and October 2, 2009. As of October 1, 2010, we had borrowing availability of $55.5 million under the revolver under our senior credit facilities.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of less than 3.75:1. Our current secured leverage ratio is approximately 0.38:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Net cash provided by operating activities	$19.8	$30.1	$33.9
Net cash used in investing activities	(4.5)	(3.3)	(2.8)
Net cash provided by (used) in financing activities	1.4	(29.3)	(22.9)
Net increase (decrease) in cash and cash equivalents	$16.7	$(2.5)	$8.2

Operating Activities

    In fiscal years 2010, 2009 and 2008, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $19.8 million in fiscal year 2010 was attributable to net income of $6.7 million, depreciation, amortization and other non-cash charges of $11.1 million, and net cash provided by working capital of $2.0 million. The primary working capital sources of cash in fiscal year 2010 were an increase in accrued liabilities, income tax payable, net, and accounts payable, partially offset by an increase in inventories. The increase in accrued liabilities reflects increased payroll and paid-time off accruals, as well as incentive compensation as a result of improved operating results. The expenses incurred in connection with the terminated Comtech merger agreement that remained unpaid as of October 1, 2010 also contributed to the increase in accrued liabilities. The increase in income tax payable, net, primarily reflects tax expense accruals related to the uncertainty of obtaining a tax deduction for all of the expenses incurred in connection with the Comtech merger agreement. The increase in accounts payable was primarily due to higher inventory levels, which resulted primarily from increased inventory purchases to support increased orders and the sales level anticipated for the first half of fiscal year 2011.

Net cash provided by operating activities of $30.1 million in fiscal year 2009 was attributable to net income of $23.5 million, depreciation, amortization and other non-cash charges of $13.9 million, partially offset by $7.3 million net cash used for working capital. The primary working capital uses of cash in fiscal year 2009 were the change in income tax payable primarily attributable to discrete tax benefits related to an outstanding audit by the CRA, a decrease in accrued expenses and an increase in inventories. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations and to lower incentive compensation accruals. The increase in inventories was due mainly to more work in process for fiscal year 2010 sales. These uses of cash were slightly offset by decreases in receivables and an increase in accounts payable. Accounts receivables decreased as a result primarily by decreased sales. The increase in accounts payable was attributable primarily to the timing of vendor payments.

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

Investing Activities

Investing activities for fiscal years 2010 and 2009 consisted of $4.5 million and $3.3 million capital expenditures, respectively.

Investing activities for fiscal year 2008 consisted primarily of $4.3 million capital expenditures and $0.1 million payment of patent application fees. The amount of cash used in investing activities was partially offset by a $1.6 million escrow refund related to the August 2007 acquisition of Malibu Research, Inc.

Financing Activities

Net cash provided by financing activities for fiscal year 2010 consisted of proceeds and tax benefits of $1.4 million from employee stock purchases and exercise of stock options.

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

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. Based on the calculation of excess cash flow for fiscal year 2010, no excess cash flow payment is expected to be made in fiscal year 2011. There was no excess cash flow payment due for fiscal years 2009 and 2008, and, therefore, no excess cash flow payment was made in fiscal years 2010 and 2009.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 1, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,320	$1,409	$1,128	$699	$3,084
Purchase commitments	28,850	28,519	326	5	-
Debt obligations	195,000	66,000	117,000	12,000	-
Interest on debt obligations	17,760	12,203	4,547	1,010	-
Uncertain tax positions, including interest	7,750	3,848	3,902	-	-
Total cash obligations	$255,680	$111,979	$126,903	$13,714	$3,084
Standby letters of credit	$4,544	$4,544

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under the senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as described below under “Senior Credit Facilities,” (2) that interest rates in effect on October 1, 2010 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; timing of payments and actual amounts paid may be different.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of October 1, 2010 were not material.

    Purchase Commitments: As of October 1, 2010, we had known purchase commitments of $28.9 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

    Debt Obligations: Long-term debt comprises the following (in thousands):

	October 1,	October 2,
	2010	2009
Term loan	$66,000	$66,000
8% Senior subordinated notes due 2012	117,000	117,000
Floating rate senior notes due 2015, net of issue discount of $66 and $78	11,934	11,922
	194,934	194,922
Less: Current portion	66,000	-
Long-term portion	$128,934	$194,922

Standby letters of credit	$4,544	$5,544

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

Both the Term Loan and the Revolver will mature on August 1, 2011 if, prior to August 1, 2011, Communications & Power Industries has not repaid or refinanced its 8% Senior Subordinated Notes due 2012. If Communications & Power Industries repays or refinances its 8% Senior Subordinated Notes due 2012 prior to August 1, 2011, then the Term Loan would mature on August 1, 2014 and the Revolver would mature on August 1, 2013.

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

Communications & Power Industries made no payments on the Term Loan during fiscal year 2010. During fiscal years 2009 and 2008, Communications & Power Industries made repayments on the Term Loan of $22.8 million and $11.0, respectively. As of October 1, 2010, the principal balance of the Term Loan was $66.0 million.

At October 1, 2010, the amount available for borrowing under the Revolver, after taking into account Communications & Power Industries’ outstanding letters of credit of $4.5 million, was approximately $55.5 million.

8% Senior Subordinated Notes due 2012 of Communications & Power Industries:  As of October 1, 2010, Communications & Power Industries had $117.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). Communications & Power Industries made no repurchase of any of the outstanding 8% Notes during fiscal year 2010. During fiscal year 2009, Communications & Power Industries repurchased a total of $8.0 million. Communications & Power Industries repurchased $3.0 million aggregate principal amount of the 8% Notes in January 2009 at a discount of 8.5% to par value. Communications & Power Industries paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million. Communications & Power Industries also repurchased $5.0 million aggregate principal amount of the 8% Notes in June 2009 at a discount of 2.75% to par value. Communications & Power Industries paid approximately $5.0 million, including accrued interest of $0.2 million, for the repurchase and realized a net gain of approximately $0.1 million. The 8% Notes have no sinking fund requirements.

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

At any time or from time to time, Communications & Power Industries, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) thereof, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of any given year. For year 2010 and thereafter, the optional redemption price is 100% of the principal amount of the 8% Notes.

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

    Floating Rate Senior Notes due 2015 of CPI International: As of October 1, 2010, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”). CPI International redeemed none of its outstanding FR Notes during fiscal years 2010 and 2009. During fiscal year 2008, CPI International redeemed $10.0 million aggregate principal amount of the FR Notes. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2011 is 6.43% per annum. The FR Notes will mature on February 1, 2015.

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

At any time or from time to time, CPI International, at its option, may redeem the FR Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) thereof, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of any given year. For year 2010 and thereafter, the optional redemption price is 100% of the principal amount of the FR Notes.

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

Interest Rate Swaps: To hedge the interest rate exposure associated with the term loan under our Senior Credit Facilities, in fiscal year 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured this interest rate swap with decreasing notional amounts such that it is less than the balance of our Term Loan under the Senior Credit Facilities. The notional value of the interest rate swap was $30.0 million at October 1, 2010 and represented approximately 45% of the aggregate term loan balance. The interest rate swap agreement is effective through June 30, 2011. There are no collateral requirements under the interest rate swap.

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

Our Senior Credit Facilities contain a maximum total secured leverage ratio covenant of 3.75:1 for Communications & Power Industries. As of October 1, 2010, the secured leverage ratio for Communications & Power Industries was 0.38:1. The secured leverage ratio is the ratio of Consolidated Secured Indebtedness (as defined for purposes of our Senior Credit Facilities, which generally includes total secured debt less cash and cash equivalents, of Communications & Power Industries) to Consolidated EBITDA (as computed pursuant to the formulas set forth in our Senior Credit Facilities). For fiscal year 2010, Consolidated Secured Indebtedness was $23.2 million and Consolidated EBITDA was $61.6 million.

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

Consolidated EBITDA as calculated under our Senior Credit Facilities for fiscal year 2010 is as follows (in millions):

EBITDA(a)	$38.6
Stock compensation expense(b)	3.1
Strategic alternative transaction costs(c)	19.9
Consolidated EBITDA	$61.6

(a)	For a reconciliation of net income to EBITDA for fiscal year 2010, see footnote 8 in “Selected Financial Data.”
(b)	Represents a non-cash charge for stock compensation related to stock options, restricted stock and the discount on our employee stock purchases.
(c)	Includes termination fee of $15.0 and transaction expenses of $4.9 relating to a recently terminated merger agreement between CPI International and Comtech.

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

As of October 1, 2010, we are in compliance with the covenants under the indentures governing our FR Notes, 8% Notes and the agreements governing our Senior Credit Facilities, and we expect to remain in compliance with those covenants throughout fiscal year 2011.

Contingent Income Tax Obligations

As of October 1, 2010, our total unrecognized tax benefits, including any related interest accrual, were $3.8 million and $3.9 million reported as income taxes payable (current liability) and other long-term liabilities, respectively, in our consolidated balance sheet. See Note 11 to the accompanying consolidated financial statements for more information.

Dividends from Communications & Power Industries to CPI International

    For fiscal years 2010, 2009 and 2008, respectively, Communications & Power Industries paid $15.7 million, $0.8 million and $13.6 million of cash dividends to CPI International. In fiscal year 2010, CPI International used $15.0 million of the cash dividends to pay expenses incurred in connection with the recently terminated Comtech merger agreement and $0.7 million to make cash interest payments on the FR Notes. In fiscal year 2009, CPI International used $0.8 million of the cash dividends to make cash interest payments on the FR Notes. In fiscal year 2008, CPI International used $10.0 million of the cash dividends to repurchase and redeem FR Notes, $2.8 million to repurchase approximately 206,000 shares of our stock, $0.5 million to make cash interest payments on the FR Notes and $0.2 million for redemption premiums and other fees and expenses related to the repurchase and redemption of the FR Notes. Our future ability to make semi-annual cash interest payments on our FR Notes and pay any principal and related obligations will depend on Communications & Power Industries’ ability to make dividends to CPI International in the amounts necessary for such payments. Our Senior Credit Facilities prohibit Communications & Power Industries from making distributions to CPI International unless there is no default under our Senior Credit Facilities and we and Communications & Power Industries satisfy the secured leverage ratio test described above.

The indenture governing Communications & Power Industries’ 8% Notes prohibits Communications & Power Industries from making distributions to us unless:

•	There is no default under the indenture.

•
The ratio of Communications & Power Industries’ Consolidated Cash Flow (as defined in the indenture) for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense (as defined in the indenture) for the same period is at least 2:1. As of October 1, 2010, the ratio of Communications & Power Industries’ Consolidated Cash Flow for the most recent four quarters to Communications & Power Industries’ Consolidated Interest Expense was 4.71:1.

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

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for fiscal year 2010 were $4.5 million. In fiscal year 2011, ongoing capital expenditures are expected to be approximately $5.0 to $6.0 million and to be funded by cash flows from operating activities.

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

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectability is reasonably assured. Revenue recognized under the percentage-of-completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

Revenue from contracts that contain multiple elements, through October 1, 2010, was allocated to each respective element or unit of accounting, based on each element’s relative fair value using vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”), if determinable, and was recognized when the respective revenue recognition criteria for each element was met. Effective October 2, 2010, we are required to adopt the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” which, among other things, requires revenue to be allocated to each element based on the relative selling price method in the absence of VSOE or TPE. See Note 2 to the accompanying audited consolidated financial statements. Changes in assumptions or judgments or changes to the elements in a contract could cause a material impact on our operating results.

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

Recoverability of long-lived assets

We account for goodwill and other intangible assets in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. ASC 350 and ASC 360, “Property, Plant and Equipment,” also require that intangible assets subject to amortization be amortized over their respective estimated useful lives and reviewed for impairment. We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 50 years.

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

At October 1, 2010 and October 2, 2009, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $165.5 million. Based on our test for impairment performed in the fourth quarter of fiscal year 2010, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At October 1, 2010 and October 2, 2009, the carrying amount of property, plant and equipment and finite-lived intangible assets was $123.5 million and $130.1 million, respectively. In accordance with ASC 360 and ASC 350, we review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Malibu’s Goodwill Impairment Analysis. As mentioned above, the impairment analysis performed in the fourth quarter of fiscal year 2010 indicated no impairment existed as of July 2, 2010. The Malibu Division (“Malibu”), one of our reporting units, passed the goodwill impairment test with a fair value that exceeded its carrying value by approximately 7%. Goodwill allocated to Malibu as of July 2, 2010 was $15.9 million. We utilize a discounted cash flow approach in estimating the fair value of Malibu, where the discount reflects a weighted average cost of capital rate. The key assumptions driving the fair value of Malibu are principally future sales growth and the discount rate. Malibu’s future sales growth assumptions were based on current product performance, customer input and long-term industry expectations. However, actual performance in the near and longer-term could be materially different from these expectations. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on Malibu’s customer base, or a material negative change in Malibu’s relationships with its significant customers. If Malibu does not meet its projected sales growth, or its sales growth expectations are reduced in the future, then Malibu’s goodwill could become impaired and a non-cash impairment charge to earnings would be recorded.

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

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Since our common stock has not been publicly traded for a sufficient time period, the expected volatility is based on a blend of our expected volatility based on available historical data and the expected volatilities of similar companies that have a longer history of being publicly traded. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since our historical data is limited, the expected life of options granted is based on integrating historical data with the simplified method for plain vanilla options in accordance with ASC 718. The integration of historical data with the simplified method is done by using the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. We will continue to use historical data with the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. In fiscal years 2010, 2009 and 2008, we recognized $3.0 million, $2.7 million and $2.1 million, respectively, in stock-based compensation expense.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of October 1, 2010, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year, variable rate debt consisting of $12.0 million floating rate senior notes due in 2015, and a $66.0 million term loan under our amended and restated senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. As of October 1, 2010, the variable interest rate on the floating rate senior notes and on the term loan under the senior credit facilities, including the impact of our interest rate swap contract described below, was 6.43% and 6.77%, respectively.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. In September 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $30.0 million at October 1, 2010 and represented approximately 45% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of FASB ASC 815, “Derivatives and Hedging,” this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive (loss) income in the consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At October 1, 2010, the fair value of the swap was a short-term liability of $0.8 million (accrued expenses).

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative in the consolidated statements of income. The gain recognized in general and administrative due to hedge ineffectiveness for fiscal year 2010 was $0.1 million. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2009 and 2008.

As of October 19, 2010, we had entered into Canadian dollar forward contracts for approximately $23.9 million (Canadian dollars), or approximately 50% of our estimated Canadian dollar denominated expenses for October 2010 through September 2011, at an average rate of approximately $0.95 U.S. dollar to Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately two cents annually to basic and diluted earnings per share.

At October 1, 2010, the fair value of foreign currency forward contracts was a short-term asset of $0.4 million (prepaid and other current assets).

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K, and the supplementary data required by this item are included in Note 14 to the consolidated financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our board of directors; and

(iii)
provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 1, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting as of October 1, 2010. See “Report of Independent Registered Public Accounting Firm” on page 75.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 1, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required under this item is incorporated by reference herein to our definitive 2011 proxy statement anticipated to be filed with the SEC within 120 days after October 1, 2010.

Item 11. Executive Compensation

        The information required under this item is incorporated by reference herein to our definitive 2011 proxy statement anticipated to be filed with the SEC within 120 days after October 1, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required under this item is incorporated by reference herein to our definitive 2011 proxy statement anticipated to be filed with the SEC within 120 days after October 1, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated by reference herein to our definitive 2011 proxy statement anticipated to be filed with the SEC within 120 days after October 1, 2010.

Item 14. Principal Accounting Fees and Services

        The information required under this item is incorporated by reference herein to our definitive 2011 proxy statement anticipated to be filed with the SEC within 120 days after October 1, 2010.

Notwithstanding the foregoing, information appearing in the sections of our 2011 definitive proxy statement entitled “Compensation Committee Report on Executive Compensation” and “Report of the Audit Committee” shall not be deemed to be incorporated by reference in this Form 10-K.

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

  (3)     The Exhibit Index beginning on page 135 of this annual report is hereby incorporated by reference herein.

(b)  Exhibits:

See Item 15(a)(3) above.

(c)  Financial Statement Schedules:

See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI International, Inc.:

We have audited the accompanying consolidated balance sheets of CPI International, Inc. and subsidiaries (the Company) as of October 1, 2010 and October 2, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 1, 2010. We also have audited the Company’s internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended October 1, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Mountain View, California
December 9, 2010

/s/ KPMG LLP

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 1,	October 2,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$42,829	$26,152
Restricted cash	1,804	1,561
Accounts receivable, net	45,707	45,145
Inventories	75,208	66,996
Deferred tax assets	11,030	8,652
Prepaid and other current assets	6,459	6,700
Total current assets	183,037	155,206
Property, plant, and equipment, net	54,259	57,912
Deferred debt issue costs, net	1,604	3,609
Intangible assets, net	72,474	75,430
Goodwill	162,225	162,225
Other long-term assets	4,677	3,872
Total assets	$478,276	$458,254

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$66,000	$-
Accounts payable	24,290	22,665
Accrued expenses	23,653	19,015
Product warranty	5,101	3,845
Income taxes payable	5,022	4,305
Advance payments from customers	14,218	12,996
Total current liabilities	138,284	62,826
Deferred income taxes	21,707	24,726
Long-term debt, less current portion	128,934	194,922
Other long-term liabilities	5,411	2,227
Total liabilities	294,336	284,701
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value; 10,000 shares authorized and none issued and outstanding)	-	-
Common stock ($0.01 par value, 90,000 shares authorized; 17,020 and 16,807 shares issued; 16,813 and 16,601 shares outstanding	170	168
Additional paid-in capital	80,015	75,630
Accumulated other comprehensive (loss) income	(141)	598
Retained earnings	106,696	99,957
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	183,940	173,553
Total liabilities and stockholders' equity	$478,276	$458,254

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
Sales	$360,434	$332,876	$370,014
Cost of sales	251,987	239,385	261,086
Gross profit	108,447	93,491	108,928
Operating costs and expenses:
Research and development	12,429	10,520	10,789
Selling and marketing	20,794	19,466	21,144
General and administrative	24,988	20,757	22,951
Amortization of acquisition-related intangible assets	2,749	2,769	3,103
Strategic alternative transaction expenses	19,913	-	-
Total operating costs and expenses	80,873	53,512	57,987
Operating income	27,574	39,979	50,941
Interest expense, net	15,213	16,979	19,055
(Gain) loss on debt extinguishment	-	(248)	633
Income before income taxes	12,361	23,248	31,253
Income tax expense (benefit)	5,622	(218)	10,804
Net income	$6,739	$23,466	$20,449

Earnings per common share - Basic	$0.40	$1.42	$1.24
Earnings per common share - Diluted	$0.37	$1.33	$1.15

Shares used to compute earnings per common share - Basic	16,571	16,343	16,356
Shares used to compute earnings per common share - Diluted	17,837	17,443	17,684

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balances, September 28, 2007	16,370	$164	$68,763	$937	$56,042	-	$-	$125,906
Comprehensive income:
Net income	-	-	-	-	20,449	-	-	20,449
Unrealized loss on cash flow hedges, net of tax benefit of $1,652	-	-	-	(2,697)	-	-	-	(2,697)
Unrealized actuarial loss and prior service credit for pension liability, net of tax benefit of $30	-	-	-	(49)	-	-	-	(49)
Total comprehensive income								17,703
Stock-based compensation cost	-	-	2,160	-	-	-	-	2,160
Exercise of stock options	9	-	38	-	-	-	-	38
Tax benefit related to stock option exercises	-	-	5	-	-	-	-	5
Issuance of common stock under employee stock purchase plan	72	1	852	-	-	-	-	853
Issuance of restricted stock awards	89	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(2)	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(206)	(2,800)	(2,800)
Balances, October 3, 2008	16,538	165	71,818	(1,809)	76,491	(206)	(2,800)	143,865
Comprehensive income:
Net income	-	-	-	-	23,466	-	-	23,466
Unrealized gain on cash flow hedges, net of tax expense of $1,471	-	-	-	2,415	-	-	-	2,415
Unrealized actuarial loss and prior service credit for pension liability, net of tax expense of $52	-	-	-	(8)	-	-	-	(8)
Total comprehensive income								25,873
Stock-based compensation cost	-	-	2,729	-	-	-	-	2,729
Exercise of stock options	57	1	83	-	-	-	-	84
Tax benefit related to stock option exercises	-	-	48	-	-	-	-	48
Issuance of common stock under employee stock purchase plan	111	1	952	-	-	-	-	953
Issuance of restricted stock awards	106	1		-	-	-	-	1
Forfeiture of restricted stock awards	(5)	-	-	-	-	-	-	-
Balances, October 2, 2009	16,807	168	75,630	598	99,957	(206)	(2,800)	173,553
Comprehensive income:
Net income	-	-	-	-	6,739	-	-	6,739
Unrealized loss on cash flow hedges, net of tax benefit of $496	-	-	-	(653)	-	-	-	(653)
Unrealized actuarial loss and prior service credit for pension liability, net of tax benefit of $22	-	-	-	(86)	-	-	-	(86)
Total comprehensive income								6,000
Stock-based compensation cost	-	-	3,051	-	-	-	-	3,051
Exercise of stock options	126	1	229	-	-	-	-	230
Tax benefit related to stock option exercises	-	-	526	-	-	-	-	526
Issuance of common stock under employee stock purchase plan	49	1	579	-	-	-	-	580
Issuance of restricted stock awards	38	-	-	-	-	-	-	-
Balances, October 1, 2010	17,020	$170	$80,015	$(141)	$106,696	(206)	$(2,800)	$183,940

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Cash flows from operating activities
Net income	$6,739	$23,466	$20,449

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,076	7,773	7,607
Amortization of intangible assets	2,996	3,021	3,356
Write-off of patent application fees	-	83	-
Amortization of deferred debt issue costs	1,353	1,241	1,197
Amortization of discount on floating rate senior notes	12	12	15
Non-cash loss on debt extinguishment	-	144	420
Discount on repayment of debt	-	(392)	-
Non-cash defined benefit pension expense	31	39	55
Stock-based compensation expense	3,040	2,679	2,135
Allowance for doubtful accounts	17	6	-
Deferred income taxes	(5,159)	(1,000)	(1,360)
Net loss on the disposition of assets	82	130	205
Net loss (gain) on derivative contracts	374	343	(838)
Tax benefit from stock option exercises	806	212	50
Excess tax benefit on stock option exercises	(593)	(54)	(18)

Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	(243)	(785)	1,479
Accounts receivable	(579)	2,197	5,241
Inventories	(8,200)	(1,495)	1,986
Prepaid and other current assets	(726)	426	(246)
Other long-term assets	(775)	67	(208)
Accounts payable	1,625	1,556	(685)
Accrued expenses	5,588	(4,107)	(4,953)
Product warranty	1,256	(314)	(1,419)
Income tax payable, net	2,516	(5,974)	(1,003)
Advance payments from customers	1,222	661	203
Other long-term liabilities	350	179	213
Net cash provided by operating activities	19,808	30,114	33,881

Cash flows from investing activities
Capital expenditures	(4,492)	(3,365)	(4,262)
Acquisitions, net of cash acquired	-	-	1,615
Payment of patent application fees	(41)	-	(147)
Net cash used in investing activities	(4,533)	(3,365)	(2,794)

Cash flows from financing activities
Proceeds from stock purchase plan and exercises of stock options	809	1,037	891
Repayments of debt	-	(30,358)	(21,000)
Purchase of treasury stock	-	-	(2,800)
Excess tax benefit on stock option exercises	593	54	18
Net cash provided by (used in) financing activities	1,402	(29,267)	(22,891)

Net increase (decrease) in cash and cash equivalents	16,677	(2,518)	8,196
Cash and cash equivalents at beginning of year	26,152	28,670	20,474
Cash and cash equivalents at end of year	$42,829	$26,152	$28,670

Supplemental cash flow disclosures
Cash paid for interest	$13,917	$16,081	$18,720
Cash paid for income taxes, net of refunds	$8,437	$6,539	$13,099

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

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2010 and 2009 comprised the 52-week periods ending October 1, 2010 and October 2, 2009, respectively. Fiscal year 2008 comprised the 53-week period ended October 3, 2008. All period references are to the Company’s fiscal periods unless otherwise indicated.

Liquidity: The Company’s cash and cash equivalents as of October 1, 2010 of approximately $42.8 million is not sufficient to repay certain long-term debt totaling $66.0 million currently scheduled to mature in August 2011. The Company intends to obtain replacement financing to repay the respective loan within fiscal year 2011 prior to its scheduled maturity date. The Company has historically financed, and intends to continue to finance, its capital and working capital requirements including debt service and internal growth, through a combination of cash flows from its operations and borrowings under its senior credit facilities.

While the Company believes that, based on its cash flow from operations and its past history, it will be successful in obtaining the replacement financing with reasonable terms to repay its maturing debt, there are no assurances that such additional refinancing will be successful. If the Company is unable to refinance its debt facility, the Company may need to implement other alternatives such as issuing common stock or securities convertible into common stock to repay its indebtedness. If implemented, these actions could negatively impact its business or dilute its existing stockholders.

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

Revenues from contracts that contain multiple elements are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic FASB ASC 605-25 “Revenue Recognition — Multiple Element Arrangements.” Through October 1, 2010, revenue from these contracts was allocated to each respective element or unit of accounting, based on each element’s relative fair value using vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”), if determinable, and was recognized when the respective revenue recognition criteria for each element was met. Effective October 2, 2010, the Company is required to adopt the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” which, among other things, requires revenue to be allocated to each element based on the relative selling price method in the absence of VSOE or TPE. See Note 2.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under FASB ASC 605, “Revenue Recognition,” Subtopic 35, “Construction-Type and Production-Type Contracts.” These contracts have represented not more than 4% of the Company’s sales during fiscal years 2010, 2009 and 2008, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. ASC 350 also requires that intangible assets subject to amortization be amortized over their respective estimated useful lives and reviewed for impairment. Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 50 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in fiscal years 2010, 2009 and 2008.

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

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2010, 2009 and 2008.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPI’s revolving credit facility and term loan, CPI’s 8% Senior Subordinated Notes due 2012 and CPI International’s Floating Rate Senior Notes due 2015 are amortized over the term to maturity of the respective debt of four years, eight years and ten years, respectively. As a result of the Company’s debt repurchase or prepayment as discussed in Note 5, $0.2 million and $0.3 million of unamortized deferred debt issue costs were written off and charged to (gain) loss on debt extinguishment in the consolidated statement of income for fiscal years 2009 and 2008, respectively. As the outstanding balance of CPI’s term loan is expected to be repaid within the next 12 months, the Company has classified $0.7 million of the related unamortized deferred debt issue costs as current (prepaid and other current assets) in the consolidated balance sheet as of October 1, 2010. As of October 1, 2010, and October 2, 2009, gross long-term deferred debt issue costs were $6.4 million and $7.9 million and related accumulated amortization was $4.8 million and $4.3 million, respectively.

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

Research and Development: Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
CPI Sponsored	$12,429	$10,520	$10,789
Customer Sponsored	16,106	17,526	12,028
	$28,535	$28,046	$22,817

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

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FASB ASC 740, “Income Taxes,” the Company recognizes liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Income tax-related interest expense and income tax-related penalties are reported as a component of the provision for income taxes in the consolidated statement of income.

See Note 11 for further discussion on income taxes.

Comprehensive Income:    The Company follows the accounting treatment prescribed by FASB ASC 220, “Comprehensive Income.” Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company arises from unrealized gains and losses on cash flow hedge contracts, net of tax, and unrealized actuarial loss and prior service credit for pension liability, net of tax.

2.           Recently Issued Accounting Standards

In the first quarter of fiscal year 2010, the Company adopted provisions of FASB ASC 820, “Fair Value Measurements and Disclosures,” that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of this new standard did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to ASC 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. This guidance under ASC 260 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted the provisions of this guidance under ASC 260 effective October 3, 2009 and has included the required disclosures in Note 12 to the consolidated financial statements. The adoption of this guidance did not have a material impact on the Company’s computation of earnings per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on VSOE, if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company will adopt the provisions of this update under ASU 2009-13 effective October 2, 2010. The Company does not expect ASU 2009-13 to have a material impact on its consolidated results of operations, financial position or cash flows.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the ASC 985, “Software.” ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of this update under ASU 2009-14 effective October 2, 2010. The Company does not expect ASU 2009-14 to have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as a further clarification to ASC 810-10, “Consolidation of Variable Interest Entities.” ASU 2009-17, upon adoption, requires the use of a qualitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends the guidance for determining if an entity is a VIE and enhances the disclosure requirements regarding an enterprise’s involvement with a VIE. ASU 2009-17 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2009. The Company will adopt the provisions of this update under ASU 2009-17 effective October 2, 2010. Since the Company does not currently have variable interest entities, this update is expected to have no impact on its consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurements.” This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted the provisions of this guidance under ASU 2009-06, except for Level 3 reconciliation disclosures, effective January 2, 2010. As this guidance is disclosure-related, it did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. ASU 2010-17 is effective on a prospective basis for milestones achieved in interim and fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company will adopt the provisions of this update under ASU 2010-17 effective October 2, 2010. The Company does not expect ASU 2010-17 to have a material impact on its consolidated results of operations, financial position or cash flows.

3.           Supplemental Balance Sheet Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	October 1,	October 2,
	2010	2009
Accounts receivable	$45,819	$45,240
Less: Allowance for doubtful accounts	(112)	(95)
Accounts receivable, net	$45,707	$45,145

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table sets forth the changes in allowance for doubtful account during fiscal years 2010, 2009 and 2008:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Balance at beginning of period	$95	$89	$89
Provision for doubtful accounts charged to general and administrative expense	54	17	19
Write-offs against allowance	(37)	(11)	(19)
Balance at end of period	$112	$95	$89

Inventories:    The following table provides details of inventories:

	October 1,	October 2,
	2010	2009
Raw material and parts	$42,167	$38,205
Work in process	24,531	20,542
Finished goods	8,510	8,249
	$75,208	$66,996

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during fiscal years 2010 and 2009:

	Year Ended
	October 1,	October 2,
	2010	2009
Balance at beginning of period	$4,068	$1,928
Provision for loss contracts, charged to cost of sales	4,157	4,173
Credit to cost of sales upon revenue recognition	(4,488)	(2,033)
Balance at end of period	$3,737	$4,068

Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	October 1,	October 2,
	2010	2009
Inventories	$3,343	$3,967
Accrued expenses	394	101
	$3,737	$4,068

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	October 1,	October 2,
	2010	2009
Land	$2,947	$2,947
Land improvements	1,861	1,851
Buildings	41,424	40,630
Machinery and equipment	48,610	45,935
Construction in progress	1,023	640
	95,865	92,003
Less: accumulated depreciation and amortization	(41,606)	(34,091)
Property, plant and equipment, net	$54,259	$57,912

Intangible Assets: The following tables present the details of the Company’s total acquisition-related intangible assets:

	Weighted Average	October 1, 2010			October 2, 2009
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
VED Core Technology	50	$30,700	$(4,115)	$26,585	$30,700	$(3,501)	$27,199
VED Application Technology	25	19,800	(5,297)	14,503	19,800	(4,505)	15,295
X-ray Generator and Satcom Application Technology	15	8,000	(3,574)	4,426	8,000	(3,042)	4,958
Antenna and Telemetry Technology	25	5,300	(665)	4,635	5,300	(453)	4,847
Customer backlog	1	580	(580)	-	580	(580)	-
Land lease	46	11,810	(1,687)	10,123	11,810	(1,434)	10,376
Tradename	20 - Indefinite	7,600	(495)	7,105	7,600	(275)	7,325
Customer list and programs	24	6,280	(1,485)	4,795	6,280	(1,218)	5,062
Noncompete agreement	5	530	(332)	198	640	(336)	304
Patent application fees	-	104	-	104	64	-	64
		$90,704	$(18,230)	$72,474	$90,774	$(15,344)	$75,430

    Intangible assets, net as of October 1, 2010 and October 2, 2009 include a total of approximately $0.1 million of application costs and associated legal costs incurred to obtain certain patents. Once obtained, these patents will be amortized on a straight-line basis and charged to operations over their estimated useful lives, not to exceed 17 years.

    The amortization of intangible assets amounted to $3.0 million, $3.0 million and $3.4 million for fiscal years 2010, 2009 and 2008, respectively.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

    The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2011	3,003
2012	3,003
2013	2,883
2014	2,897
2015	2,897
Thereafter	54,591
$69,274

Goodwill:    The following table sets forth the changes in goodwill by reportable segment during fiscal years 2010 and 2009:

	October 1,	October 2,
	2010	2009
VED	$132,621	$132,621
Satcom equipment	13,720	13,720
Other	15,884	15,884
	$162,225	$162,225

Accrued Expenses:    The following table provides details of accrued expenses:

	October 1,	October 2,
	2010	2009
Payroll and employee benefits	$14,254	$11,015
Accrued interest	1,735	1,786
Strategic alternative transaction expenses (Note 10)	1,495	-
Other accruals	6,169	6,214
	$23,653	$19,015

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Product Warranty:    The following table summarizes the activity related to product warranty during fiscal years 2010 and 2009:

	Year Ended
	October 1,	October 2,
	2010	2009
Beginning accrued warranty	$3,845	$4,159
Actual costs of warranty claims	(5,451)	(4,524)
Estimates for product warranty, charged to cost of sales	6,707	4,210
Ending accrued warranty	$5,101	$3,845

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

The Company’s non-financial assets (including goodwill, intangible assets, inventories and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During fiscal year 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of October 1, 2010, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at October 1, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$36,420	$36,420	$-	$-
Mutual funds2	171	171	-	-
Foreign exchange forward derivatives3	437	-	437	-
Total assets at fair value	$37,028	$36,591	$437	-

Liabilities:
Interest rate swap derivative4	$816	$-	$816	$-
Total liabilities at fair value	$816	$-	$816	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the consolidated balance sheet.
3 The foreign currency derivatives are classified as part of prepaid and other current assets in the consolidated balance sheet.
4 The interest rate swap derivatives are classified as part of accrued expenses in the consolidated balance sheet.

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

See Note 7 for further information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt was $192.6 million and $188.5 million as of October 1, 2010 and October 2, 2009, respectively. See Note 5 for the carrying value of the long-term debt.

5.           Long-Term Debt

Long-term debt comprises the following:

	October 1,	October 2,
	2010	2009
Term loan	$66,000	$66,000
8% Senior subordinated notes due 2012	117,000	117,000
Floating rate senior notes due 2015, net of issue discount of $66 and $78	11,934	11,922
	194,934	194,922
Less: Current portion	66,000	-
Long-term portion	$128,934	$194,922

Standby letters of credit	$4,544	$5,544

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

Both the Term Loan and the Revolver will mature on August 1, 2011 if, prior to August 1, 2011, CPI has not repaid or refinanced its 8% Senior Subordinated Notes due 2012. If CPI repays or refinances its 8% Senior Subordinated Notes due 2012 prior to August 1, 2011, then the Term Loan would mature on August 1, 2014 and the Revolver would mature on August 1, 2013.

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

CPI made no payments on the Term Loan during fiscal year 2010. During fiscal years 2009 and 2008, CPI made repayments on the Term Loan of $22.8 million and $11.0 million, respectively. As of October 1, 2010, the principal balance of the Term Loan was $66.0 million.

At October 1, 2010, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $4.5 million, was approximately $55.5 million.

8% Senior Subordinated Notes due 2012 of CPI: As of October 1, 2010, CPI had $117.0 million in aggregate principal amount of its 8% Senior Subordinated Notes due 2012 (the “8% Notes”). CPI made no repurchase of any of the outstanding 8% Notes during fiscal year 2010. During fiscal year 2009, CPI repurchased a total of $8.0 million. CPI repurchased $3.0 million aggregate principal amount of the 8% Notes in January 2009 at a discount of 8.5% to par value. CPI paid approximately $2.9 million, including accrued interest of $0.1 million, for the repurchase and realized a net gain of approximately $0.2 million. CPI also repurchased $5.0 million aggregate principal amount of the 8% Notes in June 2009 at a discount of 2.75% to par value. CPI paid approximately $5.0 million, including accrued interest of $0.2 million, for the repurchase and realized a net gain of approximately $0.1 million. The 8% Notes have no sinking fund requirements.

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

At any time or from time to time, CPI, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) thereof, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of any given year. For year 2010 and thereafter, the optional redemption price is 100% of the principal amount of the 8% Notes.

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

    Floating Rate Senior Notes due 2015 of CPI International: As of October 1, 2010, $12.0 million of aggregate principal amount remained outstanding under CPI International’s Floating Rate Senior Notes due 2015 (the “FR Notes”). CPI International redeemed none of its outstanding FR Notes during fiscal years 2010 and 2009. During fiscal year 2008, CPI International redeemed $10.0 million aggregate principal amount of the FR Notes. The FR Notes were originally issued at a 1% discount and have no sinking fund requirements.

The FR Notes require interest payments at an annual interest rate, reset at the beginning of each semi-annual period, equal to the then six-month LIBOR plus 5.75%, payable semiannually on February 1 and August 1 of each year. The interest rate on the semi-annual interest payment due February 1, 2011 is 6.43% per annum. The FR Notes will mature on February 1, 2015.

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

At any time or from time to time, CPI International, at its option, may redeem the FR Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) thereof, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on February 1 of any given year. For year 2010 and thereafter, the optional redemption price is 100% of the principal amount of the FR Notes.

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

Debt Maturities:    As of October 1, 2010, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Subordinated Notes	Floating Rate Senior Notes	Total
2011	$66,000	$-	$-	$66,000
2012	-	117,000	-	117,000
2013	-	-	-	-
2014	-	-	-	-
2015	-	-	12,000	12,000
	$66,000	$117,000	$12,000	$195,000

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

As of October 1, 2010, the Company was in compliance with the covenants under the indentures governing the 8% Notes and FR Notes and the agreements governing the Senior Credit Facilities.

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

6.         Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. Discontinued as of end of fiscal year 2008, a profit sharing plan had also been provided by the Company, covering substantially all of its Econco employees. These plans provided for the Company to contribute an amount based on a percentage of each participant’s base pay. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $0.4 million and $0.3 million as of October 1, 2010 and October 2, 2009, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $2.7 million, $2.6 million and $3.7 million for fiscal years 2010, 2009 and 2008, respectively. The Company’s contributions were lower in fiscal years 2010 and 2009 as the Company reduced its contributions to the retirement plans as a cost savings measure, which was restored to prior levels during fiscal year 2010.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At October 1, 2010 and October 2, 2009, the Company recorded a liability of $0.4 million and $0.3 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $0.9 million and $0.8 million, respectively. Additionally, the Company recorded an unrealized loss of $0.3 million, net of tax of $0.1 million, as of October 1, 2010; an unrealized loss of $0.2 million, net of tax of $0.1 million, as of October 2, 2009; and an unrealized loss of $0.2 million, net of tax of $0.1 million, as of October 3, 2008 to accumulated other comprehensive (loss) income in the consolidated balance sheets..

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of October 1, 2010 have durations of 7 to 11 months. These contracts are designated as cash flow hedges and are considered highly effective, as defined by FASB ASC 815. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the consolidated balance sheets. At October 1, 2010, the unrealized gain, net of tax of $0.3 million, was $0.7 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of income. The time value was not material for fiscal years 2010, 2009 and 2008. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of income. The gain recognized in general and administrative expenses due to hedge ineffectiveness for fiscal year 2010 was $0.1 million. No ineffective amounts were recognized due to anticipated transactions failing to occur in fiscal years 2009 and 2008.

As of October 1, 2010, the Company had entered into Canadian dollar forward contracts for approximately $14.1 million (Canadian dollars), or approximately 39% of estimated Canadian dollar denominated expenses for October 2010 through June 2011, at an average rate of approximately 0.94 U.S. dollars to Canadian dollars.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its Term Loan under the Senior Credit Facilities discussed in Note 5. The notional value of the 2007 Swap was $30.0 million at October 1, 2010 and represented approximately 45% of the aggregate Term Loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of ASC 815, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive (loss) income in the consolidated balance sheets. At October 1, 2010, the unrealized loss, net of tax of $0.3 million, was $0.5 million. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net, in the consolidated statements of income.

See Note 4, Financial Instruments, for further information regarding the Company’s derivative instruments.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at October 1, 2010 and October 2, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	October 1, 2010	October 2, 2009	Balance Sheet Location	October 1, 2010	October 2, 2009
Derivatives designated as hedging instruments
Interest rate contracts				Accrued expenses	$816	$1,766
Interest rate contracts				Other long-term liabilities	-	557

Forward contracts	Prepaid and other current assets	$437	$3,467
Total derivatives designated as hedging instruments		$437	$3,467		$816	$2,323

As of October 1, 2010 and October 2, 2009, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the consolidated statements of income and comprehensive income for fiscal years 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Year Ended			Year Ended			Year Ended
	October 1, 2010	October 2, 2009		October 1, 2010	October 2, 2009		October 1, 2010	October 2, 2009
Interest rate contracts	$(355)	$(2,173)	Interest expense, net	$(1,862)	$(1,797)	Interest expense, net	$(36)	$(51)

Forward contracts	1,236	(315)	Cost of sales	3,150	(3,963)	General and administrative(a)	45	(321)
			Research and development	365	(192)
			Selling and marketing	158	(106)
			General and administrative	219	(317)
Total	$881	$(2,488)		$2,030	$(6,375)		$9	$(372)

(a) The amount of gain recognized in income during fiscal year 2010 represents a $62 gain related to the ineffective portion of the hedging relationships, net of $17 loss related to the amount excluded from the assessment of hedge effectiveness. The amount of loss recognized in income during fiscal year 2009 represents a $323 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $2 gain related to the ineffective portion of the hedging relationships.

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

    When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at October 1, 2010, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At October 1, 2010, the Company’s interest rate contract derivatives were in a net liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

8.         Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at October 1, 2010 were as follows:

Fiscal Year	Operating Leases
2011	$1,409
2012	1,128
2013	699
2014	422
2015	219
Thereafter	2,443
$6,320

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $2.5 million for each of fiscal years 2010, 2009 and 2008. Assets subject to capital leases at October 1, 2010 and October 2, 2009 were not material.

Guarantees: The Company has restricted cash of $1.8 million and $1.6 million as of October 1, 2010  and October 2, 2009, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Purchase commitments: As of October 1, 2010, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2011	$28,519
2012	326
2013	5
2014	-
2015	-
$28,850

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

On July 1, 2010, a putative stockholder class action complaint was filed against the Company, the members of the Company’s board of directors, and Comtech Telecommunications Corporation (“Comtech”). The lawsuit concerns the proposed merger between the Company and Comtech, and generally asserts claims alleging, among other things, that each member of the Company’s board of directors breached his fiduciary duties by agreeing to the terms of the previously proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The lawsuit seeks, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleges that the consideration that would have been paid to the Company’s stockholders under the terms of the proposed merger was inadequate. On September 7, 2010, the Company terminated the Comtech sale agreement. On November 24, 2010, the Company entered in an agreement and plan of merger with Catalyst Holdings, Inc. and Catalyst Acquisition, Inc. which are affiliates of The Veritas Capital Fund IV, L.P. ("Veritas"). On December 9, 2010, the plaintiff filed a motion for leave to file a second amended complaint which, among other things, amends its breach of fiduciary duty claims to allege that the Company and its board of directors, as well as Cypress Associates II LLC, breached fiduciary duties in connection with the proposed merger of the Company with a Veritas affiliate, adds a claim for attorneys’ fees for the benefit the plaintiff purportedly obtained as a result of its previous prosecution of this action, and adds claims against Veritas and its affiliates for aiding and abetting the aforementioned breaches of fiduciary duties. The action continues to seek, among other things, class action certification and monetary relief. The Company believes all claims asserted in the lawsuit to be without merit.

    During fiscal year 2009, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. In April and June 2010, the Company received notices from the customer claiming additional cost incurred due to the alleged nonperformance. The customer has filed a claim for damages of approximately $2.1 million and the Company has filed a counterclaim for damages of approximately $0.9 million.  The Company plans to contest this matter vigorously. At this time, the Company  believes that any loss or gain with respect to this matter will not have a material effect on the Company's consolidated results of operations and cash flows.

    All legal costs are expensed as incurred.

9.        Stockholders’ Equity

Common and Preferred Stock:  The Company has 90,000,000 authorized shares of Common Stock, par value $0.01 per share, and 10,000,000 authorized shares of Preferred Stock, par value $0.01 per share. The holder of each share of Common Stock has the right to one vote. The board of directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At October 1, 2010 and October 2, 2009, there were no shares of Preferred Stock outstanding.

Treasury Stock:  Pursuant to its May 2008 publicly announced share repurchase program, the Company repurchased 206,243 shares at an average per share price of $13.54, plus average brokerage commissions of $0.04 per share, for an aggregate cost of $2.8 million during fiscal year 2008. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Stock-Based Compensation Plans: The Company has two active stock plans: the 2006 Equity and Performance Incentive Plan (the “2006 Plan”) and the 2006 Employee Stock Purchase Plan (the “2006 ESPP”).

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

2006 Plan:    The 2006 Plan provides for an aggregate of up to 2,800,000 shares of CPI International’s common stock to be available for awards, plus the number of shares subject to awards granted under the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”) that are forfeited, expire or are cancelled after the effective date of the 2006 Plan. All of the Company’s employees (including officers), directors, and consultants are eligible for awards under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Company's board of directors (“Compensation Committee”) and awards may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing. The exercise price for stock options generally cannot be less than 100% of the fair market value of the shares on the date of grant. Effective February 2009, future share-based awards (other than option and stock appreciation right awards) made under the 2006 Plan will count as two shares for purposes of determining whether the cap on the total number of shares issuable under the 2006 Plan has been exceeded. Approximately 1,285,000 shares were available for grant as of October 1, 2010.

2006 ESPP:    The 2006 ESPP permits eligible employees to purchase common stock at a discounted price. An aggregate of 760,000 shares of common stock is reserved for issuance under this plan. The stock purchase plan is administered by the Compensation Committee. Employees participating in the plan may purchase stock for their accounts according to a price formula set by the Compensation Committee, as administrator, before the applicable offering period, which cannot exceed 24 months. The price per share will equal either a fixed percentage (which may not be lower than 85%) of the fair market value of a share of common stock on the last day of the purchase period in the offering, or the lower of (1) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of commencement of participation in the offering and (2) a fixed percentage (not to be less than 85%) of the fair market value of a share of common stock on the date of purchase as determined by the Compensation Committee. Under the 2006 ESPP, approximately 477,000 shares of common stock were available for issuance as of October 1, 2010.

The Company has two other stock plans, the 2004 Plan and the 2000 Plan mentioned above, that were terminated as to future grants. Although these plans have been terminated as to future grants, they continue to govern all awards granted under them.

Stock Options:  Options outstanding that have vested and are expected to vest as of October 1, 2010 are as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested	2,915,483	$5.61	3.8	$25,930
Expected to vest	430,539	13.29	7.5	871
Total	3,346,022	6.60	4.2	$26,801

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation.”

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Additional information with respect to stock option activity is as follows:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 28, 2007	3,171,081	$5.61	6.58	$42,513	2,259,528	$3.00	5.98	$36,184
Granted	208,750	16.79
Exercised	(8,906)	4.32
Forfeited or cancelled	(21,631)	17.75
Balance at October 3, 2008	3,349,294	$6.23	5.77	$24,363	2,556,762	$3.83	5.16	$23,052
Granted	108,000	10.00
Exercised	(57,382)	1.44
Forfeited or cancelled	(17,149)	16.85
Balance at October 2, 2009	3,382,763	$6.38	4.95	$20,362	2,845,996	$4.73	4.43	$20,227
Granted	108,000	9.66
Exercised	(126,446)	1.83
Forfeited or cancelled	(17,125)	16.42
Balance at October 1, 2010	3,347,192	$6.60	4.24	$26,801	2,915,483	$5.61	3.76	$25,930

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated. As of October 1, 2010, approximately 2.4 million exercisable options were in-the-money.

During fiscal years 2010, 2009 and 2008, cash received from option exercises was approximately $0.2 million, $0.1 million and $38,000, and the total intrinsic value of options exercised was approximately $1.5 million, $0.4 million and $0.1 million, respectively. As of October 1, 2010, there was approximately $1.5 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Outstanding and exercisable options presented by exercise price at October 1, 2010 are as follows:

	Options Outstanding		Exercisable Options
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Term (Years)	Number of Options Exercisable	Weighted-Average Remaining Contractual Term (Years)
$0.20	618,364	2.4	618,364	2.4
$0.74	23,153	1.1	23,153	1.1
$1.08	8,000	3.3	8,000	3.3
$4.32	1,666,531	3.5	1,666,531	3.5
$6.61	49,032	4.0	49,032	4.0
$6.98	21,412	4.5	21,412	4.5
$9.66	108,000	9.2	-	-
$10.00	108,000	8.2	13,500	8.2
$14.22	270,375	6.2	202,500	6.2
$16.79	192,325	7.2	96,741	7.2
$16.94	1,500	7.2	750	7.2
$17.09	6,000	6.4	6,000	6.4
$18.00	263,500	5.6	199,500	5.6
$19.53	7,000	7.0	7,000	7.0
$19.80	4,000	6.6	3,000	6.6
Total	3,347,192	4.2	2,915,483	3.8

Stock Purchase Plan:  Employees purchased approximately 49,000 shares, 111,000 shares, and 72,000 shares in fiscal years 2010, 2009 and 2008, respectively, for $0.6 million, $1.0 million and $0.9 million, respectively, under the 2006 ESPP. As of October 1, 2010, there were no unrecognized compensation costs related to rights to acquire stock under the 2006 ESPP.

Restricted Stock and Restricted Stock Units: As of October 1, 2010, October 2, 2009 and October 3, 2008, there were outstanding 310,341, 218,298 and 117,154, respectively, of nonvested restricted stock and restricted stock units, in each case, granted to directors and employees. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Additional information with respect to outstanding restricted stock and restricted stock unit activity is as follows:
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Fair Value*
Nonvested at September 28, 2007	11,466	$17.44
Granted	114,461	$15.22
Vested	(5,848)	$17.60	$62
Forfeited	(2,925)	$16.79
Nonvested at October 3, 2008	117,154	$15.28
Granted	142,721	$8.87
Vested	(36,377)	$14.81	$233
Forfeited	(5,200)	$10.85
Nonvested at October 2, 2009	218,298	$11.27
Granted	163,307	$10.04
Vested	(65,914)	$11.87	$778
Forfeited	(5,350)	$10.44
Nonvested at October 1, 2010	310,341	$10.51

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

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at October 1, 2010 and October 2, 2009 was $4.4 million and $2.5 million, respectively. As of October 1, 2010, there was $2.3 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

The Company settles stock option exercises and restricted stock units with newly issued common shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Black-Scholes and the Monte Carlo simulation valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and require the input of subjective assumptions, including the expected stock price volatility and estimated option life. The Company currently does not intend to pay dividends and, accordingly, no dividends have been assumed in its Black-Scholes calculation and Monte Carlo simulation. Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on a blend of expected volatilities of similar companies and that of the Company based on its available historical data. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company’s historical data is limited, the expected term of time-based options granted is based on integrating historical data with the simplified method for plain vanilla options in accordance with ASC 718. The integration of historical data with the simplified method is done by using the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. The Company will continue to use historical data with the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

Stock Options. Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants are presented below.

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Expected term (in years)	7.79	-	6.25
Expected volatility	60.50%	-%	41.20%
Dividend yield	0.00%	-%	0.0%
Risk-free rate	3.0%	-%	3.8%

There were no time-based options granted during fiscal year 2009.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options first granted during fiscal year 2009 are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.5%
Dividend yield	0%

There were no time-based and market performance-based options granted during fiscal years 2010 and 2008.

The weighted-average grant-date fair value of all the options granted during fiscal years 2010, 2009 and 2008 was $6.25, $5.61 and $7.83 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $2.08, $1.51 and $2.08 per share during fiscal years 2010, 2009 and 2008, respectively.

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

There were no time- and market performance-based restricted stock and restricted stock units granted during fiscal years 2010 and 2008.

The weighted-average estimated fair value of restricted stock and restricted stock units granted was $10.04, $8.87 and $15.22 per share during fiscal years 2010, 2009 and 2008, respectively.

As stock-based compensation expense recognized in the consolidated statement of income for all fiscal years presented is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense for fiscal years 2010, 2009, and 2008, which was allocated as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Share-based compensation cost recognized in the statement of income by caption:
Cost of sales	$575	$506	$425
Research and development	200	174	153
Selling and marketing	284	262	229
General and administrative	1,981	1,737	1,328
	$3,040	$2,679	$2,135

Share-based compensation cost capitalized in inventory	$586	$516	$453
Share-based compensation cost remaining in inventory at end of period	$97	$86	$76

Share-based compensation expense by type of award:
Stock options	$1,831	$1,746	$1,544
Restricted stock and restricted stock units	1,105	804	438
Stock purchase plan	104	129	153
	$3,040	$2,679	$2,135

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.8 million, $0.2 million and $50,000 during fiscal years 2010, 2009 and 2008, respectively.

10.           Termination of Merger Agreement with Comtech

On September 7, 2010, the Company and Comtech entered into a Termination and Release Agreement, by which the Company and Comtech terminated a previously announced merger agreement, dated May 8, 2010. The termination was by mutual agreement of the companies and was unanimously approved by the Company’s board of directors and the board of directors of Comtech. As part of the termination, the Company has paid Comtech a termination fee of $15.0 million. In addition, the Company has incurred during fiscal year 2010 transaction expenses relating to the proposed merger in the amount of $4.9 million. Such transaction expenses comprised fees for investment bankers, attorneys and other professional services rendered in connection with the proposed merger, as well as with the related stockholder class lawsuit described in Note 8 above. The total expenses of $19.9 million is presented as “strategic alternative transaction expenses” in the consolidated statement of income for fiscal year 2010.

11.           Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
U.S.	$(2,914)	$15,206	$20,405
Foreign	15,275	8,042	10,848
	$12,361	$23,248	$31,253

Income tax expense (benefit) consisted of the following:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Current
Federal	$5,879	$1,263	$6,904
State	857	1,083	1,980
Foreign	3,751	(1,201)	3,035
	10,487	1,145	11,919
Deferred
Federal	(4,230)	(99)	(934)
State	(268)	(738)	(208)
Foreign	(367)	(526)	27
	(4,865)	(1,363)	(1,115)
Income tax expense	$5,622	$(218)	$10,804

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	October 1, 2010	October 2, 2009		October 3, 2008
Statutory federal income tax rate	35.0%	35.0%		35.0%
Domestic manufacturing deduction	(3.2)	(1.7)		(1.5)
Foreign tax rate differential	(10.0)	(2.8)		(2.3)
State taxes	2.8	4.3		3.7
Research and development credit	(3.1)	(1.3)		-
Tax contingency reserve accrual (reversal)	23.9	(14.6)		0.5
Correction of error from prior year	-	(7.2)		(1.4)
New state legislation	-	(2.9)		-
Tax treaty benefits	-	(12.1)		-
Other differences	0.1	2.4		0.6
Effective tax rate	45.5%	(0.9	) %	34.6%

The effective tax rate for fiscal year 2010 was 45.5% and diverged from the federal and state statutory rate primarily due to a $3.1 million discrete tax expense on an uncertain tax position for strategic alternative transaction expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:
	October 1,	October 2,
	2010	2009
Deferred tax assets:
Inventory and other reserves	$6,699	$6,539
Accrued vacation	1,758	1,607
Deferred compensation and other accruals	6,448	5,338
Tax credit carryforward	2,241	-
Other	1,695	2,001
Gross deferred tax assets	18,841	15,485
Valuation allowance	-	-
Total deferred tax assets	$18,841	$15,485

Deferred tax liabilities:
Accelerated depreciation	$(6,084)	$(7,122)
Acquisition-related intangibles	(23,022)	(23,659)
Other comprehensive income	-	(432)
Unremitted foreign earnings	(92)	(63)
Other long-term deferred tax liabilities	(320)	(283)
Total deferred tax liabilities	$(29,518)	$(31,559)
Net deferred tax liabilities	$(10,677)	$(16,074)

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. As of October 1, 2010, the Company had federal tax credit carryforwards of $2.2 million. If not utilized, the federal tax credit carryforwards will begin to expire in 2019.

The net deferred tax assets (liabilities) were classified in the consolidated balance sheet as follows:

	October 1,	October 2,
	2010	2009
Deferred tax assets (Current asset)	$11,030	$8,652
Deferred income taxes (Long-term liability)	(21,707)	(24,726)
Net deferred tax liabilities	$(10,677)	$(16,074)

The Company has not provided deferred taxes on approximately $21.8 million of the Company's undistributed earnings in its Canadian operations which are intended to be permanently reinvested. The amount of unrecognized deferred tax liability related to this temporary difference is estimated to be approximately $2.7 million.

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheet in the following accounts:

	October 1,	October 2,
	2010	2009
Income taxes payable	$2,744	$2,713
Other long-term liabilities	3,841	615
	$6,585	$3,328

Of the total unrecognized tax benefit balance, $6.3 million and $2.4 million would reduce the effective tax rate if recognized as of October 1, 2010 and October 2, 2009, respectively. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.7 million as audits close, statutes expire and amended tax returns are filed.

As of October 1, 2010 and October 2, 2009, the Company had $0.8 million and $0.6 million of accrued income tax related interest and penalties on unrecognized tax benefits, respectively. Interest included in the Company’s provision for income taxes was an expense of $0.2 million for fiscal year 2010 and a benefit of $1.2 million for fiscal year 2009. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the income tax provision.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties is as follows:

	Year Ended
	October 1,	October 2,
	2010	2009
Unrecognized tax benefits - beginning of year	$3,328	$5,609
Settlements and effective settlements with tax authorities and related remeasurements	-	(75)
Decrease in balances related to expiration of statute of limitations	(82)	-
Increase in balances related to tax positions taken in current year	3,312	228
Decrease in balances related to tax positions taken in prior years	(86)	(2,964)
Increase in balances related to tax positions taken in prior years	31	512
Changes due to translation of foreign currency	82	18
Unrecognized tax benefits - end of year	$6,585	$3,328

The Company files U.S. federal, California and other U.S. states, Canada and other foreign jurisdictions income tax returns. Generally, fiscal years 2006 to 2009 remain open to examination by the various taxing jurisdictions and the Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several international jurisdictions in which it operates. The years under examination by the Canadian taxing authorities are 2001 to 2002.

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

The Canada Revenue Agency (“CRA”) is conducting an audit of the Company’s income tax returns in Canada for fiscal years 2001 and 2002. The Company received a proposed tax assessment, including interest expense from the CRA for fiscal years 2001 and 2002. The tax assessment is based on tax deductions related to the valuation of the Satcom business, which was purchased by Communications & Power Industries Canada Inc. from CPI in fiscal years 2001 and 2002. While the Company believes that it has meritorious defenses and intends to vigorously defend its position, it is reasonably possible that the CRA may issue a formal tax assessment requiring the Company to settle the tax deficiency within 12 months. The Company believes that adequate accruals have been provided for any adjustments that may result from the CRA examination.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

12.           Earnings Per Share

As discussed in Note 2, the Company adopted ASC 260 effective October 3, 2009. Under ASC 260, earnings per share is computed using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method.

Earnings per share for the respective periods were calculated as follows:

	Year Ended
	October 1,	October 2,		October 3,
	2010	2009	1	2008	1
Basic Earnings per Share
Net income	$6,739	$23,466		$20,449
Income allocated to participating securities	(116)	(286)		(118)
Net income available to common shareholders	$6,623	$23,180		$20,331

Basic weighted average common shares outstanding	16,571	16,343		16,356
Net income per common share - Basic	$0.40	$1.42		$1.24

Diluted Earnings per Share
Net income	$6,739	$23,466		$20,449
Income allocated to participating securities	(108)	(268)		(110)
Net income available to common shareholders	$6,631	$23,198		$20,339

Basic weighted average common shares outstanding	16,571	16,343		16,356
Effect of dilutive stock options	1,266	1,100		1,328
Diluted weighted average common shares outstanding	17,837	17,443		17,684
Net income per common share - Diluted	$0.37	$1.33		$1.15

1 Restated in accordance with ASC 260.

The calculation of diluted net income per share excludes all anti-dilutive shares from stock options. For fiscal years 2010, 2009 and 2008, the number of anti-dilutive shares, as calculated based on the weighted average price of the Company’s common stock for the periods, was approximately 743,000, 864,000 and 731,000 shares, respectively.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

13.           Segments, Geographic and Customer Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Sales from external customers
VED	$259,141	$246,717	$279,364
Satcom equipment	85,984	69,534	74,264
Other	15,309	16,625	16,386
	$360,434	$332,876	$370,014
Intersegment product transfers
VED	$24,033	$18,070	$27,462
Satcom equipment	96	9	116
	$24,129	$18,079	$27,578
Capital expenditures
VED	$3,294	$2,536	$2,659
Satcom equipment	426	141	692
Other	772	688	911
	$4,492	$3,365	$4,262
EBITDA
VED	$65,787	$54,791	$69,923
Satcom equipment	9,451	5,598	5,997
Other	(36,592)	(9,368)	(14,649)
	$38,646	$51,021	$61,271

	October 1,	October 2,
	2010	2009
Total assets
VED	$326,117	$324,490
Satcom equipment	48,355	46,720
Other	103,804	87,044
	$478,276	$458,254

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

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Operating income
VED	$59,765	$49,006	$64,431
Satcom equipment	8,726	4,861	5,327
Other	(40,917)	(13,888)	(18,817)
	$27,574	$39,979	$50,941

The following table reconciles net income to EBITDA:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
Net income	$6,739	$23,466	$20,449
Depreciation and amortization	11,072	10,794	10,963
Interest expense, net	15,213	16,979	19,055
Income tax expense (benefit)	5,622	(218)	10,804
EBITDA	$38,646	$51,021	$61,271

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

    Net property, plant and equipment by geographic area were as follows:

	October 1,	October 2,
	2010	2009
United States	$41,746	$45,028
Canada	12,290	12,831
Other	223	53
Total	$54,259	$57,912

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	October 1,	October 2,
	2010	2009
United States	$114,252	$114,252
Canada	47,973	47,973
	$162,225	$162,225

Geographic sales by customer location were as follows for external customers:

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008
United States	$230,888	$210,590	$237,909
All foreign countries	129,546	122,286	132,105
Total sales	$360,434	$332,876	$370,014

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2010, 2009 and 2008. Direct sales to the United States Government were $48.5 million, $49.2 million and $68.6 million for fiscal years 2010, 2009 and 2008, respectively. Accounts receivable from this customer represented 12% and 11% of consolidated accounts receivable at October 1, 2010 and October 2, 2009, respectively.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

14.           Selected Quarterly Financial Data (Unaudited)

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended October 1, 2010
Sales	$82,767	$88,352	$93,876	$95,439
Gross profit	23,440	26,722	28,923	29,362
Net income (loss)	3,841	4,492	4,211	(5,805)

Basic earnings per share	$0.23	$0.27	$0.25	$(0.34)
Diluted earnings per share	$0.21	$0.25	$0.23	$(0.34)

Year ended October 2, 2009
Sales	$77,146	$81,903	$82,520	$91,307
Gross profit	19,916	21,766	24,284	27,525
Net income	7,655	3,689	3,870	8,252

Basic earnings per share1	$0.47	$0.22	$0.23	$0.50
Diluted earnings per share1	$0.44	$0.21	$0.22	$0.46

1 Restated in accordance with ASC 260.

Net income for the third quarter of fiscal year 2010 includes after-tax transaction expenses of $2.2 million relating to the previously announced merger agreement with Comtech.

Net loss for the fourth quarter of fiscal year 2010 reflects after-tax termination fee and transaction expenses totaling $12.9 million relating to the merger agreement with Comtech.

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

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

15.	Subsequent Event

The Company entered into an Agreement and Plan of Merger dated as of November 24, 2010 ("Merger Agreement") with Catalyst Holdings, Inc., a Delaware corporation (“Parent”) and Catalyst Acquisition, Inc., a wholly-owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of The Veritas Capital Fund IV ("Veritas").

The Merger Agreement contemplates that Merger Sub will be merged with and into the Company, with the Company  surviving as a wholly-owned subsidiary of Parent (the "Merger"), and each outstanding share of the Company's common stock will be converted in the Merger into the right to receive $19.50 per share in cash.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including (i) its agreement, subject to certain exceptions, to conduct business in the ordinary course and not to engage in certain activities between the execution of the Merger Agreement and the consummation of the merger and (ii) its agreement to not solicit or knowingly encourage alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide information in connection with, alternative transactions.

The completion of the Merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by the Company's stockholders, (ii) the absence of certain legal impediments to the consummation of the merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain approvals under foreign anti-competition laws, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Parent and the Company, respectively, and (v) compliance by Parent and the Company with the respective obligations under the Merger Agreement. The completion of the Merger is not subject to a financing condition. However, generally, Parent will not be required to close the merger until completion of a marketing period set forth in the Merger Agreement.

The Merger Agreement contains typical mutual termination rights, including termination by mutual agreement of the parties, for any final and nonappealable order or law enjoining or prohibiting or making illegal the Merger or for failure to obtain the Company’s stockholder approval. In addition, either party may terminate the Merger Agreement if the Merger is not consummated by April 15, 2011. In addition, the Merger Agreement may be terminated by Parent in the event that the Company's board of directors changes its recommendation. The Company may terminate the Merger Agreement in order to enter into a superior acquisition proposal. The Company may also terminate the Merger agreement if all of the conditions precedent to Parent’s obligation to close have been satisfied or waived (other than conditions that by their terms are to be satisfied at the closing) and Parent does not complete the closing by the required date.

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company has agreed to pay a termination fee upon termination of the merger agreement if, among other things, (i) Parent terminates the merger agreement due to a recommendation change by the Company's board of directors, (ii) either party terminates the merger agreement because of the failure to obtain stockholder approval and before termination, the Company's board of directors changes its recommendation, or (iii) the Company terminates the merger agreement to enter into a superior acquisition proposal. If the merger agreement is terminated in connection with a superior acquisition proposal, then the termination fee payable by the Company is $13 million. A termination by Parent following a change of recommendation resulting from certain events, circumstances or developments unknown or not understood as of the date of the merger agreement results in a termination fee of $15 million. In addition, if the termination by Parent following a change in recommendation resulting from certain events, circumstances or developments unknown or not understood as of the date of the merger agreement occurs after the stockholder meeting to approve the merger agreement and the stockholders fail to approve the merger agreement, the Company will also be required to reimburse up to $2.5 million of Parent's fees and expenses.

If the Company terminates the merger agreement under certain circumstances (including Parent's failure to consummate the merger by the required date following satisfaction or waiver of all conditions precedent to Parent's obligation to close (other than conditions that by their terms are to be satisfied at the closing)), Parent must pay the Company a termination fee of $22.5 million; provided that this termination fee will be increased to $27.5 million if Parent has committed willful breach of the merger agreement.

16.           Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$34	$29,397	$905	$12,493	$-	$42,829
Restricted cash	-	-	1,710	94	-	1,804
Accounts receivable, net	-	20,107	10,225	15,375	-	45,707
Inventories	-	43,502	11,312	21,070	(676)	75,208
Deferred tax assets	-	10,945	2	83	-	11,030
Intercompany receivable	-	1,261	8,399	16,677	(26,337)	-
Prepaid and other current assets	-	4,666	466	1,327	-	6,459
Total current assets	34	109,878	33,019	67,119	(27,013)	183,037
Property, plant and equipment, net	-	38,877	2,901	12,481	-	54,259
Deferred debt issue costs, net	288	1,316	-	-	-	1,604
Intangible assets, net	-	53,082	12,932	6,460	-	72,474
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	4,548	129	-	-	4,677
Investment in subsidiaries	226,142	120,475	-	-	(346,617)	-
Total assets	$226,464	$421,483	$69,954	$134,005	$(373,630)	$478,276

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$66,000	$-	$-	$-	$66,000
Accounts payable	1	11,294	2,267	10,728	-	24,290
Accrued expenses	1,539	14,651	2,248	5,215	-	23,653
Product warranty	-	2,548	901	1,652	-	5,101
Income taxes payable	-	586	113	4,323	-	5,022
Advance payments from customers	-	4,803	5,450	3,965	-	14,218
Intercompany payable	26,337	-	-	-	(26,337)	-
Total current liabilities	27,877	99,882	10,979	25,883	(26,337)	138,284
Deferred income taxes	-	17,644	-	4,063	-	21,707
Long-term debt, less current portion	11,934	117,000	-	-	-	128,934
Other long-term liabilities	2,713	1,892	-	806	-	5,411
Total liabilities	42,524	236,418	10,979	30,752	(26,337)	294,336
Common stock	170	-	-	-	-	170
Parent investment	-	46,868	43,167	59,180	(149,215)	-
Additional paid-in capital	80,015	-	-	(8,211)	8,211	80,015
Accumulated other comprehensive (loss) gain	(141)	(141)	-	84	57	(141)
Retained earnings	106,696	138,338	15,808	52,200	(206,346)	106,696
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	183,940	185,065	58,975	103,253	(347,293)	183,940
Total liabilities and stockholders' equity	$226,464	$421,483	$69,954	$134,005	$(373,630)	$478,276

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2009

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$10	$15,055	$759	$10,328	$-	$26,152
Restricted cash	-	-	1,467	94	-	1,561
Accounts receivable, net	-	18,456	12,581	14,108	-	45,145
Inventories	-	41,877	7,622	18,117	(620)	66,996
Deferred tax assets	-	8,494	2	156	-	8,652
Intercompany receivable	-	9,033	6,751	10,534	(26,318)	-
Prepaid and other current assets	-	5,396	475	829	-	6,700
Total current assets	10	98,311	29,657	54,166	(26,938)	155,206
Property, plant and equipment, net	-	42,048	3,001	12,863	-	57,912
Deferred debt issue costs, net	344	3,265	-	-	-	3,609
Intangible assets, net	-	54,891	13,477	7,062	-	75,430
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	3,645	227	-	-	3,872
Intercompany notes receivable	-	1,035	-	-	(1,035)	-
Investment in subsidiaries	211,575	114,416	-	-	(325,991)	-
Total assets	$211,929	$410,918	$67,335	$122,036	$(353,964)	$458,254

Liabilities and stockholders' equity
Accounts payable	$(1)	$11,100	$2,730	$8,836	$-	$22,665
Accrued expenses	137	13,293	1,634	3,951	-	19,015
Product warranty	-	1,893	452	1,500	-	3,845
Income taxes payable	-	1,683	151	2,471	-	4,305
Advance payments from customers	-	7,389	4,368	1,239	-	12,996
Intercompany payable	26,318	-	-	-	(26,318)	-
Total current liabilities	26,454	35,358	9,335	17,997	(26,318)	62,826
Deferred income taxes	-	20,342	-	4,384	-	24,726
Intercompany notes payable	-	-	-	1,035	(1,035)	-
Long-term debt	11,922	183,000	-	-	-	194,922
Other long-term liabilities	-	1,720	36	471	-	2,227
Total liabilities	38,376	240,420	9,371	23,887	(27,353)	284,701
Common stock	168	-	-	-	-	168
Parent investment	-	52,241	43,167	58,615	(154,023)	-
Additional paid-in capital	75,630	-	-	(211)	211	75,630
Accumulated other comprehensive gain (loss)	598	598	-	(223)	(375)	598
Retained earnings	99,957	117,659	14,797	39,968	(172,424)	99,957
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	173,553	170,498	57,964	98,149	(326,611)	173,553
Total liabilities and stockholders' equity	$211,929	$410,918	$67,335	$122,036	$(353,964)	$458,254

CPI INTERNATIONAL, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended October 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$215,210	$73,853	$149,742	$(78,371)	$360,434
Cost of sales	-	156,618	63,029	110,655	(78,315)	251,987
Gross profit	-	58,592	10,824	39,087	(56)	108,447
Operating costs and expenses:
Research and development	-	3,895	92	8,442	-	12,429
Selling and marketing	-	7,094	4,601	9,099	-	20,794
General and administrative	1	15,169	4,254	5,564	-	24,988
Amortization of acquisition-related intangible assets	-	1,560	585	604	-	2,749
Strategic alternative transaction expenses	17,275	2,638	-	-	-	19,913
Total operating costs and expenses	17,276	30,356	9,532	23,709	-	80,873
Operating (loss) income	(17,276)	28,236	1,292	15,378	(56)	27,574
Interest expense (income), net	831	14,338	(3)	47	-	15,213
(Loss) income before income tax expense
and equity in income of subsidiaries	(18,107)	13,898	1,295	15,331	(56)	12,361
Income tax (benefit) expense	(4,167)	6,406	284	3,099	-	5,622
Equity in income of subsidiaries	20,679	13,187	-	-	(33,866)	-
Net income	$6,739	$20,679	$1,011	$12,232	$(33,922)	$6,739

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(16,515)	$32,891	$541	$2,891	$-	$19,808
Cash flows from investing activities
Capital expenditures and others	-	(3,412)	(395)	(726)	-	(4,533)
Net cash used in investing activities	-	(3,412)	(395)	(726)	-	(4,533)
Cash flows from financing activities
Proceeds from stock purchase plan and exercises of stock options	809	-	-	-	-	809
Intercompany dividends / debt	15,730	(15,730)	-	-	-	-
Excess tax benefit on stock option exercises	-	593	-	-	-	593
Net cash provided by (used in) financing activities	16,539	(15,137)	-	-	-	1,402
Net increase in cash and cash equivalents	24	14,342	146	2,165	-	16,677
Cash and cash equivalents at beginning of year	10	15,055	759	10,328	-	26,152
Cash and cash equivalents at end of year	$34	$29,397	$905	$12,493	$-	$42,829

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
Date: December 10, 2010
	By:	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: December 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI	Chief Executive Officer and Director	December 10, 2010
O. Joe Caldarelli	(Principal Executive Officer)
/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer	December 10, 2010
Joel A. Littman	and Secretary (Principal Financial and Accounting Officer)
MICHAEL TARGOFF*	Chairman of the Board of Directors	December 10, 2010
Michael Targoff
MICHAEL F. FINLEY*	Director	December 10, 2010
Michael F. Finley
JEFFREY P. HUGHES*	Director	December 10, 2010
Jeffrey P. Hughes
STEPHEN R. LARSON*	Director	December 10, 2010
Stephen R. Larson
WILLIAM P. RUTLEDGE*	Director	December 10, 2010
William P. Rutledge

*By:	/s/ JOEL A. LITTMAN
Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Stock Sale Agreement (“Stock Sale Agreement”), dated as of June 9, 1995, by and between Communications & Power Industries, Inc. (“CPI”) (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian Associates, Inc. (“Varian Associates”) (Exhibit 2.1)(1)

2.2	First Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.2)(1)
2.3	Second Amendment to Stock Sale Agreement, dated as of August 11, 1995, by and among Holding, CPI (as successor by merger to CPII Acquisition) and Varian Associates (Exhibit 2.3)(1)
2.4	Modification Agreement to Stock Sale Agreement, dated June 18, 2004, by and between CPI and Varian Medical Systems, Inc. (Exhibit 10.2)(9)
2.5	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc. (Exhibit 2.1)(26)
3.1	Restated Certificate of Incorporation of CPI, filed with the Delaware Secretary of State on December 10, 2004 (Exhibit 3.1)(10)
3.2	Amended and Restated Bylaws of CPI, dated March 19, 2002 (Exhibit 3.2)(4)
3.3	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on April 7, 2006 (Exhibit 3.3)(15)
3.4	Amended and Restated Bylaws of the Registrant, effective April 7, 2006 (Exhibit 3.4) (15)
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
10.1
Credit Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (Exhibit 99.3)(24)

10.2
Credit Agreement, dated as of January 23, 2004, amended and restated as of November 29, 2004, among Communications & Power Industries, Inc., as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (Exhibit 99.2)(24)

10.3	Amendment No. 1, dated as of February 16, 2005, to the Credit Agreement (Exhibit 10.1)(11)
10.4	Amendment No. 2, dated as of April 13, 2005, to the Credit Agreement (Exhibit 10.1)(13)
10.5	Amendment No. 3, dated as of December 15, 2005, to the Credit Agreement (Exhibit 10.1)(14)
10.6	Security Agreement, dated as of January 23, 2004, among CPI, the Guarantors party thereto, and UBS AG, Stamford Branch (Exhibit 10.2)(7)
10.7	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates (Exhibit 10.11)(1)
10.8
Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004 (Exhibit 10.1)(9)

10.9	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation (Exhibit 10.3)(9)
10.10
Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI (Exhibit 10.13)(1)

10.11	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI (Exhibit 10.10)(3)

Exhibit Number	Exhibit Description
10.12	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI (Exhibit 10.15)(1)
10.13	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor (Exhibit 10.16)(1)
10.14	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc. (Exhibit 10.15)(12)
10.15	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI (Exhibit 10.16) (12)
10.16	Communications & Power Industries 2000 Stock Option Plan (Exhibit 10.32)(2)
10.17	First Amendment to Communications and Power Industries 2000 Stock Option Plan (Exhibit 10.32.1)(5)
10.18	Form of Stock Option Agreement 2000 Stock Option Plan (Exhibit 10.33)(2)
10.19	Form of Option Rollover Agreement (U.S. Employees) (Exhibit 10.3)(7)
10.20	Form of Option Rollover Agreement (Canadian Employees) (Exhibit 10.5)(12)
10.21	Conformed copy of 2004 Stock Incentive Plan reflecting amendments adopted on September 24, 2004 and December 7, 2006 (Exhibit 10.20)(17)
10.22	Form of Option Agreement (Employees) under the 2004 Stock Incentive Plan (Exhibit 10.2)(8)
10.23	Form of Option Agreement (Directors) under the 2004 Stock Incentive Plan (Exhibit 10.3)(8)
10.24	Conformed copy of 2006 Equity and Performance Incentive Plan reflecting amendments adopted on December 7, 2006, December 9, 2008 and February 24, 2009 (Exhibit 10.1)(23)
10.25	Form of Stock Option Agreement (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.25)(15)
10.26	Form of Stock Option Agreement (Senior Executives) (IPO Grant) under 2006 Equity and Performance Incentive Plan (Exhibit 10.26)(15)
10.27	Form of Stock Option Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.27)(15)

Exhibit Number	Exhibit Description
10.28	Form of Restricted Stock Agreement (Directors) under 2006 Equity and Performance Incentive Plan (Exhibit 10.28)(15)
10.29	Conformed copy of 2006 Employee Stock Purchase Plan reflecting amendments adopted on July 1, 2006 and December 7, 2006 (Exhibit 10.28)(17)
10.30	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002 (Exhibit 10.43)(6)
10.31	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004 (Exhibit 10.3)(21)
10.32	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli (Exhibit 10.1)(16)
10.33	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett (Exhibit 10.1)(21)
10.34	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman (Exhibit 10.2)(21)
10.35	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman (Exhibit 10.41)(6)
10.36	Form of Indemnification Agreement (Exhibit 10.36)(15)
10.37	Form of Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(18)
10.38	Form of Stock Option Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(18)
10.39	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley (Exhibit 10.1)(19)
10.40
Amended and Restated Credit Agreement, dated August 1, 2007, among Communications & Power Industries, Inc., as Borrower, CPI International, Inc. as a Guarantor, the other Guarantors party thereto, the Lenders party thereto, and UBS Securities LLC and Bear, Stearns & Co. Inc., as Joint Lead Arrangers and Bookrunners, and UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent, Issuing Bank, and UBS Loan Finance LLC, as Swingline Lender, Bear Stearns Corporate Lending Inc., as Syndication Agent, The Royal Bank Of Scotland PLC as Documentation Agent, and RBS Securities Corp. as Co-Arranger and Bookrunner (Exhibit 99.1)(24)

10.41	Form of Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.1)(20)

Exhibit Number	Exhibit Description
10.42	Form of Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.2)(20)
10.43	Form of Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.3)(20)
10.44	Form of Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.4)(20)
10.45	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler (Exhibit 10.44)(22)
10.46	New Form of Performance Stock Option Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.45)(22)
10.47	New Form of Performance Stock Option Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.46)(22)
10.48	New Form of Performance Restricted Stock Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.47)(22)
10.49	New Form of Performance Restricted Stock Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.48)(22)
10.50	New Form of Performance Restricted Stock Unit Award Agreement (Senior Executives) under 2006 Equity and Performance Incentive Plan (Exhibit 10.49)(22)
10.51	New Form of Performance Restricted Stock Unit Award Agreement under 2006 Equity and Performance Incentive Plan (Exhibit 10.50)(22)
10.52
Amendment And Waiver No. 1, dated as of November 15, 2010, to that certain Amended and Restated Credit Agreement, dated as of August 1, 2007 as amended from time to time, among Communications & Power Industries, Inc., UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto and to that certain Amended and Restated Security Agreement, dated as of August 1, 2007 as amended from time to time among CPI, the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent. (Exhibit 10.1)(25)

21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
24	Powers of Attorney of the Board of Directors and Officers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

Exhibit Number	Exhibit Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Communications & Power Industries Inc.’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995
(2)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2000 (File No. 033-96858)
(3)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858)
(4)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002
(5)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003
(6)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003
(7)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2004
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2005
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on April 19, 2005
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2005

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed on May 15, 2006
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on December 13, 2006
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 12, 2007
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on December 11, 2007
(21)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 6, 2008
(22)	Incorporated by reference to the Registrant’s Form 10-K filed on December 15, 2008
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on February 25, 2009
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on February 26, 2010
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on November 15, 2010
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on November 29, 2010