Form 10-K/A
period 2010-10-01
CPI INTERNATIONAL, INC.
filed 2010-12-16
CIK 1279176

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A ("Amendment") to correct a typographical error in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, which was filed with the Securities and Exchange Commission on December 10, 2010 (the “Original Filing”).

In the Original Filing, the Report of Independent Registered Public Accounting Firm issued by KPMG LLP ("Accountant's Report") was erroneously shown as December 9, 2010. The correct date should have been December 10, 2010, the date of the Original Filing.

This Amendment contains our financial statements (Part IV, Item 15 (a) (1)), with the correct date on the Accountant's Report.  Except for changing the date of the Accountant's Report from December 9, 2010 to December 10, 2010, no other changes have been made to the Original Filing.

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
December 10, 2010

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