Form 10-K/A
period 2010-10-01
CPI INTERNATIONAL, INC.
filed 2011-01-27
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

CPI INTERNATIONAL, INC.

i

EXPLANATORY NOTE

This Amendment No. 2 on Form 10−K/A (this “Second Amendment”) amends our Annual Report on Form 10−K for the fiscal year ended October 1, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2010, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on December 16, 2010 (as amended, the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended October 1, 2010.

The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, as required by Rule 12b−15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, including the First Amendment.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company’s directors and executive officers as of January 20, 2011. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to applicable employment agreements.

Name	Age	Position(s)
Michael Targoff(1)(4)	66	Director and Chairman of the Board of Directors
O. Joe Caldarelli(4)	60	Chief Executive Officer and Director
Michael F. Finley(2)(3)	48	Director
Jeffrey P. Hughes(3)(4)	70	Director
Stephen R. Larson(1)	66	Director
William P. Rutledge(1)(2)	68	Director
Robert A. Fickett	50	President and Chief Operating Officer
Joel A. Littman	58	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	58	Vice President and Assistant Secretary
Don C. Coleman	56	Vice President
Andrew E. Tafler	55	Vice President

(1)	Member of the Audit Committee; Mr. Rutledge is the chairperson.

(2)	Member of the Nominating and Governance Committee; Mr. Finley is the chairperson.

(3)	Member of the Compensation Committee; Mr. Finley is the chairperson.

(4)	Member of the Executive Committee; Mr. Caldarelli is the chairperson.

Set forth below is certain information regarding current directors (other than current directors who are nominees) and executive officers. Unless the context requires otherwise, references in this 10-K/A to the “Company,” “we,” “us,” or “our” are references to CPI International, Inc. and its subsidiaries and their predecessor corporations.

Michael Targoff  became a director of the Company in January 2004 and chairman of the Board of Directors of the Company in March 2004. Mr. Targoff currently serves as chief executive officer, vice chairman and director of Loral Space & Communications Inc. Mr. Targoff is the founder and chief executive officer of Michael B. Targoff & Co., a company that sought active or controlling investments in telecommunications and related industry early stage companies. From 1996 to 1998, Mr. Targoff was the president and chief operating officer of Loral Space & Communications Ltd. (now known as Loral Space & Communications Inc.). Prior to that, Mr. Targoff served as senior vice president and secretary of Loral Corporation. Mr. Targoff received a B.A. degree from Brown University and a J.D. degree from Columbia University School of Law. Mr. Targoff also serves on the Board of Directors of ViaSat, Inc., Leap Wireless International, Inc., and Telesat Holdings, Inc. Mr. Targoff was chosen to serve on CPI’s Board of Directors because of his legal training, his broad business experience, including specifically in related businesses, his experience serving on several other boards, his financial expertise, and his extensive experience in structuring transactions.

O. Joe Caldarelli became chief executive officer and a director of the Company in March 2002. Prior to this, Mr. Caldarelli was a co-chief operating officer of the Company since October 2000 and vice president of the Company since August 1995. Mr. Caldarelli is also the division president of the Company’s Communications & Medical Products Division. Mr. Caldarelli was vice president and general manager for the Communications & Medical Products Division under the Electron Device Business of Varian Associates, Inc. from 1985 until August 1995 and was president and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was marketing manager of the Communications & Medical Products Division of Varian Associates, Inc. and served as its equipment operations manager from 1979 until 1982. Prior to joining Varian Associates, Mr. Caldarelli served as manufacturing engineering manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. degree in mechanical engineering from the University of Toronto. Mr Caldarelli was chosen to serve on CPI’s Board of Directors because of his extensive industry and CPI experience, his experience in multiple senior management roles, and his prior exposure to M&A and refinancing transactions.

Michael F. Finley became a director of the Company in January 2004. Mr. Finley has been a partner with Court Square Capital since 2008. Previously, he was a managing director of The Cypress Group since 1998 and had been a member of The Cypress Group since its formation in April 1994. Prior to joining The Cypress Group, he was a vice president in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. degree from St. Thomas University and an M.B.A. degree from the University of Chicago’s Graduate School of Business. Mr. Finley also serves on the Board of Directors of Affinia Group Inc. and Wyle, Inc. Mr. Finley was chosen to serve on CPI’s Board of Directors because of his business and financial training, his extensive experience in M&A as a partner in private equity firms, his broad experience serving as a board member on several other boards, and his familiarity with aerospace and defense and technology businesses.

William P. Rutledge became a director of the Company on April 27, 2006. Mr. Rutledge was chairman of the Board of Directors of the Company from 1999 to 2004. From June 1999 to November 1999 he served as president and chief executive officer of the Company. Prior to 1998, he was president and chief executive officer of Allegheny Teledyne. Mr. Rutledge received a B.S. degree in metallurgical engineering from Lafayette College and an M.S. degree in financial management from George Washington University. Mr. Rutledge also serves on the Board of Directors of AECOM, Inc., FirstFed Financial Corp., which is the holding company for First Federal Bank of California, FSB (“First Federal Bank”), and Sempra Energy, Inc. and is a trustee of the John Wayne Cancer Institute. On January 26, 2009, the board of directors of First Federal Bank consented to an Office of Thrift Supervision (“OTS”) Order to Cease and Desist in connection with the closing of First Federal Bank by the OTS. In particular, the board of directors of First Federal Bank consented to a cease and desist order against any unsafe and unsound practices resulting in inadequate asset quality, capital levels, earnings and liquidity planning.  The Company believes that the order does not impact the ability or integrity of Mr. Rutledge to serve as director of the Company. Mr. Rutledge was chosen to serve on CPI’s Board of Directors for his extensive business experience, much of it in related markets and technologies, his extensive financial experience having been a senior executive in a variety of capacities, and his broad experience serving on many boards, including as a audit committee chairman of other boards.

Jeffrey P. Hughes became a director of the Company in April 2005. Mr. Hughes is currently a vice chairman of The Cypress Group. Mr. Hughes helped found The Cypress Group in 1994, after 26 years at Lehman Brothers Inc. as a senior investment banker and merchant banker. Mr. Hughes started Lehman Brothers’ private financing department and led early leveraged buyout financings; had senior investment banking coverage responsibilities for industrial, energy and consumer product companies; was co-head of the financial institutions group; and was a member of Lehman Brothers’ investment committee. Mr. Hughes joined Lehman Brothers in 1968 and became a partner in 1976. Mr. Hughes received a B.A. degree from Wesleyan University and an L.L.B. degree from Duke University Law

School. Mr. Hughes also serves on the Board of Directors of Financial Guaranty Insurance Company, Scottish Re Group Ltd., Cypress Sharpridge Investments, Inc. and Medicus Insurance Holdings, Inc. Mr. Hughes was chosen to serve on CPI’s Board of Directors because of his legal and financial training, his extensive experience in investment banking and M&A, and his broad experience serving on several other boards

Stephen R. Larson became a director of the Company in February 2007.  Mr. Larson currently is, and has been since January 2000, the corporate vice president of strategy and technology of Esterline Technologies Corporation. From April 1992 to January 2000, Mr. Larson served as the corporate group vice president of Esterline Technologies Corporation. Mr. Larson served as president of Korry Electronics Corporation, a subsidiary of Esterline Technologies Corporation, from 1987 to 1992. From 1985 to 1987, he was executive vice president of marketing and sales, and from 1981 to 1985 served as executive vice president of operations, of Korry Electronics Corporation. Mr. Larson served as director of operations analysis of Criton Corporation (formerly known as Heath Tecna Corp.) from 1978 to 1981. Mr. Larson held various positions at Zenith Electronics Corporation from 1964 to 1978, including research and development group leader and marketing manager. Mr. Larson holds a B.S. degree in electrical engineering from Northwestern University and an M.B.A. degree from the University of Chicago. Mr. Larson was chosen to serve on CPI’s Board of Directors because of his extensive financial and business experience, his deep familiarity with the Company's markets and technology and his broad experience in M&A transactions.

Robert A. Fickett became president and chief operating officer of the Company in March 2002. Prior to this, Mr. Fickett was a co-chief operating officer of the Company since October 2000 and vice president of the Company since April 1998. Mr. Fickett has also been the division president of the Company’s Microwave Power Products Division since April 1998. From January 1996 to April 1998, Mr. Fickett was vice president of operations for the Company’s Microwave Power Products Division. From 1993 until January 1996, he was president and chief executive officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with Varian Associates, Inc., including engineering manager of the Microwave Power Products Division’s Klystron Engineering Group, to which he was promoted in 1989. Mr. Fickett received a B.S. degree in mechanical engineering from the University of California, Berkeley.

Joel A. Littman became chief financial officer of the Company in September 2001. Mr. Littman was corporate controller for the Company from November 1996 to September 2001. From September 1989 to November 1996, Mr. Littman served as controller of the Microwave Power Products Division of Varian Associates, Inc., through 1995, and of the Company, after 1995. Prior to that, Mr. Littman held various finance positions with Varian Associates, Inc. and TRW Inc. Mr. Littman received a B.A. degree in economics and an M.B.A. degree, both from the University of California at Los Angeles.

John R. Beighley became a vice president of the Company in March 1997.  Mr. Beighley currently heads the Company’s worldwide field sales organization. From May 1992 to March 1997, Mr. Beighley was the western hemisphere sales manager responsible for sales in the Americas, the Far East and Australia for Varian Associates, Inc., through 1995, and for the Company after 1995. From June 1989 to May 1992, Mr. Beighley was the Company’s North American sales manager. From March 1981 to June 1989, Mr. Beighley held a number of product marketing and field sales positions with Varian Associates, Inc. Mr. Beighley received a B.S. degree in marketing from San Francisco State University and an M.B.A. degree from Santa Clara University.

Don C. Coleman became a vice president and division president of the Company’s Beverly Microwave Division in February 1999. Mr. Coleman was vice president of manufacturing for the Company’s Beverly Microwave Division from February 1996 until accepting his current position. From 1990 until 1996,

Mr. Coleman held the position of engineering manager for receiver protector products at the Beverly Microwave Division of Varian Associates, Inc., through 1995, and thereafter, at the Company. Prior to 1990, Mr. Coleman held a variety of manufacturing and development engineering positions at Varian Associates, Inc. Mr. Coleman received a B.S. degree in engineering from the University of Massachusetts.

Andrew E. Tafler became a vice president of the Company in December 2005. Mr. Tafler became division president of the Company’s Satcom Division in May 2004. Mr. Tafler was previously vice president of operations for the Satcom Division from 2000 to 2004. From 1989 to 2000, Mr. Tafler held the business development manager and then the operations manager positions at the Communications & Medical Products Division of the Electron Device Group of Varian Associates, Inc. and after 1995, the Company's Communications & Medical Products Division.  Mr. Tafler held a number of manufacturing and marketing positions at Varian Associates from 1984 to 1989. Prior to joining Varian Associates, Mr. Tafler served in engineering and management positions with Bell Canada Inc. Mr. Tafler holds a B.A.Sc. degree in electrical engineering from the University of Toronto.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors currently has a standing Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. The following is a brief description of the Company’s committees.

Audit Committee

The functions of the Audit Committee include:

•	responsibility for the appointment, compensation, retention and oversight of the Company’s independent auditors;

•	pre-approving audit and non-audit services to be rendered by the Company’s independent auditors;

•	reviewing and discussing with management and the independent auditors the adequacy of the Company’s internal controls;

•
reviewing the Company’s financial statements and periodic reports and discussing with the Company’s independent auditors and management significant financial reporting issues and judgments made in connection with the preparation of the financial statements;

•	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls and auditing matters;

•	advising the Board of Directors regarding compliance with laws and regulations and the Company’s Code of Legal and Ethical Conduct; and

•	reviewing and approving all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K.

The Audit Committee is governed by a charter, a copy of which is available for review on the Company’s website at www.cpii.com, under the heading “Investors,” and the subheading “Corporate Governance.” The Audit Committee held five meetings during fiscal year 2010.

Messrs. Larson, Rutledge and Targoff are the members, and Mr. Rutledge is the chairperson, of the Audit Committee. Each member of the Audit Committee meets The Nasdaq Stock Market requirements as to independence and financial knowledge and is independent as defined in applicable Securities and Exchange Commission rules and regulations. In addition, the Board of Directors has determined that Messrs. Rutledge and Targoff each qualify as an “audit committee financial expert” under Securities and Exchange Commission rules and regulations.

Compensation Committee

The functions of the Compensation Committee include:

•	reviewing and determining, or recommending to the Board of Directors for determination, the compensation structure for the chief executive officer and all other executive officers;

•	establishing, administering and exercising authority under certain of the Company’s employee benefit plans; and

•	reviewing and making recommendations to the Board of Directors with respect to the compensation of non-management directors and directors’ and officers’ indemnity and insurance matters.

The Compensation Committee is governed by a charter, a copy of which is available for review on the Company’s website at www.cpii.com, under the heading “Investors,” and the subheading “Corporate Governance.” The Compensation Committee held two meetings during fiscal year 2010.

Messrs. Finley and Hughes are the members, and Mr. Finley is the chairperson, of the Compensation Committee. Each of Messrs. Finley and Hughes is independent under the rules of The Nasdaq Stock Market.

Nominating and Governance Committee

The functions of the Nominating and Governance Committee include:

•	identifying qualified candidates to become members of the Board of Directors;

•
recommending for selection by the Board of Directors candidates for election or reelection to the Board of Directors at any meeting of stockholders at which directors are to be elected and to fill vacancies that may occur at other times;

•	developing and recommending to the Board of Directors the corporate governance guidelines; and

•	overseeing the evaluation of the Board of Directors.

The Nominating and Governance Committee is governed by a charter, a copy of which is available for review on the Company’s website at www.cpii.com, under the heading “Investors,” and the subheading “Corporate Governance.” The Nominating and Governance Committee held two meetings during fiscal year 2010.

Messrs. Finley and Rutledge are the members, and Mr. Finley is the chairperson, of the Nominating and Governance Committee. Both Messrs. Finley and Rutledge are independent under The Nasdaq Stock Market rules.

Executive Committee

The Executive Committee, on behalf of the Board of Directors, exercises the full powers and prerogatives of the Board of Directors to the extent permitted by applicable law and the Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws, between Board of Directors meetings.

Messrs. Caldarelli, Hughes and Targoff are the members, and Mr. Caldarelli is the chairperson, of the Executive Committee.

CODE OF LEGAL AND ETHICAL CONDUCT

The Company has adopted a code of legal and ethical conduct that applies to all employees, directors, consultants and agents of the Company and its subsidiaries, including the principal executive officer, principal financial officer, the controller and persons performing similar functions. This code is available on the Company’s website at www.cpii.com under the heading “Investors,” and the subheading “Corporate Governance.” The Company will promptly disclose on the Company’s website any amendments to, and waivers from, the Company’s code of legal and ethical conduct, if and when required.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires executive officers and directors of the Company, and persons who own more than 10% of a registered class of the Company’s equity securities (“Insiders”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock. Insiders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon the review of the copies of Forms 3 and 4 furnished to the Company with respect to its most recent fiscal year and written representations that no other reports were required during the fiscal year ended October 1, 2010, all of these executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

STOCKHOLDER NOMINATION PROCESS

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors since the Company’s last proxy statement.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended October 1, 2010, other than any director who is an executive officer. Mr. Caldarelli is also a named executive officer, and information regarding compensation paid to or earned by him is presented below under “Executive Compensation—Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli did not receive any additional compensation for his service as a director.

	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)		Option Awards(4)	All Other Compensation		Total Compensation
Michael Targoff	$73,750	$—		$—	$—		$73,750
Michael F. Finley	75,750	40,000	(5)	—	—		115,750
Stephen R. Larson	43,750	120,000	(6)	—	—		163,750
Jeffrey P. Hughes	39, 250	120,000	(6)	—	—		159,250
William P. Rutledge	74,250	—		—	783	(7)	75,033

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended October 1, 2010, see the disclosure below under “—Narrative to Director Compensation Table.”

(2)
This column represents the grant date fair value of the restricted stock awards granted to each of the Company’s non-employee directors during fiscal year 2010, calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. The amount is determined by multiplying the total number of shares awarded by the closing stock price on date of grant (February 23, 2010) of $12.44. The amount represents the grant date estimate of compensation cost to be recognized over the service period, excluding the effect of forfeiture. For additional information regarding the assumptions used for the valuation, see Note 9 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2010.

(3)	The following table presents the aggregate number of outstanding restricted stock awards held as of October 1, 2010 by each of the persons listed in the Director Compensation Table.

Name	Number of Shares of Common Stock
Michael Targoff	3,642
Michael F. Finley	3,215
Jeffrey P. Hughes	9,646
Stephen R. Larson	9,646
William P. Rutledge	3,642

(4)	No options were granted to any of the Company’s non-employee directors during fiscal year 2010.

The following table presents the aggregate number of outstanding stock options held as of October 1, 2010 by each of the persons listed in the Director Compensation Table.

Name	Number of Shares Underlying Options
Michael Targoff	24,517
Michael F. Finley	—
Jeffrey P. Hughes	—
Stephen R. Larson	6,000
William P. Rutledge	6,000

(6)
Mr. Larson  and Mr. Hughes each received an award of 9,646 shares of restricted common stock on February 23, 2010, the date of the Company’s 2010 annual stockholders’ meeting, in accordance with the Company’s standard non-employee director compensation, described below under “—Narrative to Director Compensation Table.” The shares of each award will vest in three equal installments on the day before each of the annual stockholder meetings in 2011, 2012 and 2013. Unvested shares are subject to forfeiture restrictions in the event of the termination of a person’s status as a director (other than due to death or disability). The grant date fair value of each award was $120,000. See footnote 2 above for assumptions used to value these awards. Under the terms of the Veritas Merger Agreement, these shares of restricted common stock would vest upon the consummation of the Veritas Merger.

(7)	Consists of Company-paid premiums for dental and vision insurance.

Narrative to Director Compensation Table

Non-employee director compensation decisions are generally made by the full Board of Directors, upon recommendation by the Compensation Committee. The Compensation Committee considers publicly available information regarding director compensation of other companies in connection with its analysis of director compensation issues. In addition, the Compensation Committee has received input from an independent compensation consultant, Frederic W. Cook & Co., Inc., in connection with director compensation issues.

Directors who are not employees of the Company receive an annual cash retainer of $35,000, payable in installments to directors in office at the end of each quarter.  The Chairman of the Board of Directors receives additional annual compensation of $7,500. The chairpersons of the Audit Committee,

Compensation Committee and Nominating and Governance Committee receive additional annual compensation of $7,500, $2,500 and $2,500, respectively. Members of the Audit Committee, other than the chairperson, receive additional annual compensation of $4,000.

    The Company also provides its non-employee directors with $40,000 worth of restricted common stock for each year of service. The stock will vest on the day before the first annual stockholders’ meeting occurring after the date of grant. Directors may instead elect to receive a grant of $120,000 worth of restricted common stock once every three years, in which case the stock will vest as follows: one-third of the shares will vest on the day before the first annual stockholders’ meeting occurring after the date of grant; one-third of the shares will vest on the day before the second annual stockholders’ meeting occurring after the date of grant; and the remaining one-third of the shares will vest on the day before the third annual stockholders’ meeting occurring after the date of grant. In the event of a director’s termination due to death or disability, if the termination date does not fall on a vesting date, then the date of termination will be deemed to occur on the next vesting date occurring after the termination date. On February 23, 2010, the Company issued an aggregate of 3,215 shares of restricted stock to Mr. Finley and 9,646 shares to each of Messrs. Larson and Hughes pursuant to this restricted common stock program, representing $40,000 of restricted common stock for Mr. Finley and $120,000 of restricted common stock for each of Messrs. Larson and Hughes.

In addition, upon joining the Board of Directors for the first time, a non-employee director will receive a one-time grant of options to purchase 6,000 shares of common stock. One-third of the shares subject to the option will vest on the day before the first annual stockholders’ meeting occurring after the date of grant, one-third of the shares subject to the option will vest on the day before the second annual stockholders’ meeting occurring after the date of grant, and the remaining one-third of the shares subject to the option will vest on the day before the third annual stockholders’ meeting occurring after the date of grant. In the event of a director’s termination due to death or disability, if the termination date does not fall on a vesting date, then the date of termination will be deemed to occur on the next vesting date occurring after the termination date.

Non-employee directors receive a fee of $1,500 for each regularly scheduled Board meeting they attend ($500 if they attend telephonically) and $1,500 for each special Board meeting they attend (no fee if they attend telephonically). Except as noted below, non-employee members of Board committees receive a fee of $1,500 for each regularly scheduled committee meeting they attend ($500 if they attend telephonically) and $1,500 for each special committee meeting they attend (no fee if they attend telephonically). Committee members do not receive separate compensation for any committee meetings that occur on the same date as a Board meeting. Directors are reimbursed for travel and lodging expenses incurred in connection with attending meetings of the Board of Directors and its committees.

In March 2010, the Board of Directors appointed a special committee to consider a potential transaction with Comtech Telecommunications Corp.  The special committee was comprised of Mr. Finley, who acted as chairman, and Messrs. Targoff and Rutledge.  The chairman of the special committee received $15,000 and each other member received $10,000 for his services.  Further, each member of the special committee received $1,500 for each special committee meeting or other meeting related to such service having a duration of not less than 30 minutes but less than three hours and $3,000 for each such meeting attended having a duration of three hours or more.  Each member of the special committee was also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his responsibilities.

In addition, non-employee directors receive per-diem consideration for participation in any activities of the Company (other than any Board of Directors or Committee meetings for which such directors would otherwise receive compensation pursuant to the standard compensation arrangements) upon request by the Company equal to the per-meeting fee that such directors would be entitled to receive for in-person participation at a Board of Directors meeting.

Non-employee directors who so elect are eligible to participate in the Company’s health insurance plans on the same terms as the Company’s employees. Cash compensation for any director who elects this coverage will be reduced by the cost to a Company employee for receiving such coverage.

EXECUTIVE COMPENSATION

Forward-looking Statements

This section contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or variations or negatives of such words or similar or comparable words or phrases. These statements are only predictions. Forward-looking statements are based on the Company’s current expectations and projections about future events and are subject to risks, uncertainties and assumptions that may cause results to differ materially from those set forth in the forward-looking statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the uncertainties that may affect the Company’s business, particularly those mentioned in the cautionary statements in Item 1A of the Company’s Annual Report on Form 10-K for the year ended October 1, 2010 and in the other periodic reports filed by the Company with the Securities and Exchange Commission.

Compensation Discussion and Analysis

Attracting, retaining and motivating well-qualified executives are essential to the success of any company. The business and product lines of the Company are specialized and require executives with specialized knowledge and unique experience. Accordingly, we have assembled a team of executive officers having deep, specialized knowledge of our particular business and product lines. The goals of our compensation program are to provide significant rewards for successful performance, to encourage stability of our management team and retention of top executives who may have attractive opportunities at other companies and to align the executive officers’ interest with those of our stockholders. We seek to achieve these goals by placing a major portion of each executive officer’s total compensation at risk, in the form of Management Incentive Plan (“MIP”) awards and stock option, restricted stock and restricted stock unit awards, while providing each executive officer an opportunity to profit if we achieve or exceed the objective targets set forth in the MIP or if our stock price increases. We also intend for the level of total compensation available to an executive officer who successfully enhances stockholder value to be fair as compared to the total compensation available to our other executive officers, as well as competitive in the marketplace. We believe that our executive compensation policy has been successful in encouraging stability and retention because our executive officers have an average tenure of more than 25 years with us and our predecessor companies.

Our compensation decisions are made by the Compensation Committee, which is composed entirely of non-executive members of our Board of Directors. The Compensation Committee retained an independent compensation consultant, Frederic W. Cook & Co., Inc., in designing our 2006 Equity and Performance Incentive Plan and in evaluating our compensation program immediately before our initial public offering. The Compensation Committee has subsequently used the same consultant to provide updates. In connection with making compensation determinations for the 2010 fiscal year, the Compensation Committee consulted with the consultant regarding major changes and trends in pay levels and program design. The Compensation Committee also receives recommendations from our chief executive officer and from time to time considers publicly available information on the executive compensation of peer group companies.  At the end of fiscal year 2010, the Compensation Committee's consultant prepared a peer group compensation comparison, which was based on a peer group of 14 publicly traded specialty electronic and communication companies. Those companies include Aero-Vironment, Inc.; American Science & Engineering, Inc.; Analogic Corporation; Anaren, Inc.; Comtech Telecommunications Corp.; EMS Technologies, Inc.; Kratos Defense & Security Solutions , Inc.; Mercury Computer Systems, Inc.; Newport Corporation; OSI Systems, Inc.; Rogers Corporation; Spectrum Control, Inc.; Teledyne Technologies, Inc.; and ViaSat, Inc.  The analysis was based on a comparison of the Company’s compensation for fiscal year 2010 to adjusted calculations of the publicly disclosed compensation figures for peer group executives for 2009. Because only two of the companies in the peer group had chief operating officers, compensation information for our chief operating officer were based on comparisons to the second highest paid executive for the peer group.

Internal Revenue Code Section 162(m) generally disallows a tax deduction to reporting companies for compensation over $1,000,000 paid to each of the Company’s chief executive officer and the four other most highly compensated officers, except for compensation that is “performance-based.” Our general intent is to design compensation awards to our named executive officers so that the awards will be deductible without limitation. However, we may make compensation awards that are not deductible if our best interests so require.

Elements and Brief Description of Components of Compensation

The table below lists the elements of our current compensation program for named executive officers and briefly explains the purpose of each element:

Element of Our Compensation Program	Brief Description	How This Element Promotes Our Objectives
Annual Compensation:
—Salary	Fixed annual compensation	Intended to be generally at or below market, so that a larger proportion of total compensation will be at risk
—Management Incentive Plan	Opportunity to earn “performance-based” compensation for achieving or exceeding pre-set financial and performance goals	Motivate and reward achievement of annual operating goals and other pre-set performance goals that enhance stockholder value
Long-term Compensation:
—Stock Options	Stock options, generally granted on an annual basis with vesting terms	Highly leveraged risk and reward aligned with creation of stockholder value; vesting terms promote retention
—Restricted Stock and Restricted Stock Units	Grants of restricted stock and restricted stock units, subject to vesting terms	Unleveraged risk and reward aligned with creation of stockholder value; vesting terms promote retention
Retirement Savings and Pension:
—401(k) Plan	Qualified 401(k) plan, including employer contributions, intended to encourage savings for retirement	Program available to all employees
—Non-qualified Deferred Compensation Plan	Deferral opportunities and employer contributions under a fixed formula provided to executive officers in excess of legal maximums under 401(k) plan	Competitive compensation intended to help retain executive officers
—Retirement Plan for Chief Executive Officer	Defined benefit pension plan for chief executive officer under Canadian law	Retirement pension accruing over years of service; common practice for Canadian executives in lieu of participation in broad-based defined contribution plan
Severance Payments and Benefits:
—Severance Payments and Benefits in General	Payments and benefits provided to certain executive officers upon termination of employment and in specified circumstances	Competitive employment agreement terms intended to retain certain executive officers

Element of Our Compensation Program	Brief Description	How This Element Promotes Our Objectives
Severance Payments and Benefits (Continued):
—Severance Payments and Benefits after a Change in Control	Payments and benefits upon termination of an executive officer’s employment and in specified circumstances following a change in control
Intended to provide financial security to attract and retain executive officers under disruptive circumstances of a change in control and to encourage management to identify, consider and pursue transactions that would benefit stockholders, but that might lead to termination of employment

Other Compensation Elements:
—Benefits	Health, life and disability benefits	Standard benefits for all employees
—Perquisites	Personal benefits, such as automobile allowance	Intended to provide competitive compensation

The elements of our compensation program are further described as follows:

Salary

In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. We originally determined the base salaries of our named executive officers so that they would be somewhat below the market for salaries that peer group companies pay to similar officers. The salaries of our named executive officers were originally determined in the course of negotiations over their employment agreements. In preparing those employment agreements, we were assisted by legal counsel and, where appropriate, qualified compensation consultants.

Our Compensation Committee generally reviews the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer and, when appropriate, independent compensation consultants. Through the end of the 2010 fiscal year, our chief executive officer has not had an increase in his base salary (as denominated in Canadian dollars) since October 2004.  Based on peer group data for calendar years 2009 and 2010, we believe that the base salaries for our chief executive officer and our chief financial officer are near the median for our peer group and that the base salary for our chief operating officer is between the 50th and 75th percentile for our peer group.  Salaries for our other named executive officers are not determined based on comparisons with the above peer group companies but are instead determined based on a number of factors, including: informal data regarding salaries for comparable positions at other companies; geographic location/cost of living; the scope of the officer's responsibilities and the size and importance of the officer's business unit; and considerations of internal pay parity.

Management Incentive Plan

   Under our Management Incentive Plan, our Compensation Committee sets objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award determined by the Compensation Committee under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, the Compensation Committee determines a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. Our policy is to set these thresholds relatively high, so that there is a meaningful chance that the executive officers will not be rewarded if our performance falls short of the predetermined, objective performance goals. On the other hand, the parameters of our MIP are designed with the goal that if the predetermined, objective performance goals are met or exceeded, the executive officers will receive bonuses which as a percentage of salary are at or above the bonuses paid by our peer companies. The intended result is that our executive officers will have a higher percentage of their total compensation at risk than comparable officers at our peer companies.  If our actual performance exceeds the predetermined, objective performance goals by a sufficient amount, the intended result is that the bonuses that our executive officers receive under the MIP will be large enough to compensate for the fact that their base salaries may be below market, so that their total cash compensation can exceed the median cash compensation paid by our peer companies to their executive officers.  The goals and calculations underlying the MIP for fiscal year 2010 are discussed in greater detail under “–Management Incentive Plan Awards for Fiscal Year 2010.”

   In setting the pre-determined, objective performance goals and the awards for individual executives for a fiscal year under the MIP, our Compensation Committee receives recommendations from our chief executive officer and, where appropriate, independent compensation consultants.  Our

Compensation Committee consulted with the independent compensation consultant when setting objective performance goals and awards for fiscal year 2010 to ensure that such goals were generally in line with the then-current compensation trends.  Based on data collected at the end of the 2010 fiscal year, we believe that the target payouts under the MIP as a percentage of base salary for our chief executive officer and our chief financial officer for fiscal year 2010 were at or near the median for our peer group, and the target payout under the MIP for our chief operating officer was between the 50th and 75th percentile for our peer group percentile for our peer group. The target payout for each other named executive officer for fiscal 2010 was not determined based on comparisons with the above peer group companies but was instead determined based on a number of factors, including: informal data regarding salaries and bonus for comparable positions at other companies; geographic location/cost of living; the scope of the officer's responsibilities and the size and importance of the officer's business unit; and considerations of internal pay parity.

Stock Options; Restricted Stock and Restricted Stock Units

We believe that awards of stock options, restricted stock and restricted stock units to named executive officers provide a valuable long-term incentive for them and aligns their interests with those of our stockholders. We believe that stock options are a vital component of our philosophy of compensating named executive officers for successful results, as they can realize value on their stock options only if the stock price increases.

We also believe that unvested options are a significant tool to encourage retention. Our stock options typically vest over a four-year period, which encourages our named executive officers to think about our long-term success and also creates greater likelihood of in-the-money, unvested options that will encourage a named executive officer to remain with us rather than exploring other promising opportunities.

Our Compensation Committee determines the size of each grant, after receiving advice from our chief executive officer and, when appropriate, independent compensation consultants. Stock option grants are awarded annually as of the date of the Compensation Committee’s annual meeting in December. We may also grant options to a newly hired executive officer on his date of hire. The exercise price of each stock option is the closing price of our stock on the day of the Compensation Committee’s meeting or, in the case of options we may grant to newly hired executive officers, on the date of hire. The Compensation Committee does not delegate to management or others its decisions regarding stock options granted to named executive officers. We do not intend to grant options while in possession of material non-public information, except pursuant to a pre-existing policy under which options are granted on the fixed dates of our annual Compensation Committee meetings in December or on the date of hire to newly hired executive officers.

In addition, we want our named executive officers to have a meaningful equity ownership in the Company even if the value of our stock does not increase and their stock options therefore are not valuable. Accordingly, the Company has minimum share ownership guidelines for our executive officers. In fiscal year 2008, we began making grants of either restricted stock or restricted stock units to the named executive officers, and we continued to do so in fiscal years 2009 and 2010. To encourage our named executive officers to remain with us, the restricted stock and the restricted stock units are typically subject to a four-year vesting schedule.

    The determination of the amount of stock option, restricted stock and restricted stock unit grants is determined through a  “shareholder value transfer” analysis, which represents the present fair market value of aggregate long-term equity grants (restricted stock, restricted stock units and stock option awards) as a percentage of market capitalization.  When determining the aggregate amount of option and stock awards (including those made to non-executive officers), the Compensation Committee based its determinations primarily on a comparative analysis of the shareholder value transfer associated with historical peer group grants.  Absent other compelling factors, the Company aims to make grants such that the aggregate resulting “shareholder value transfer” is comparable to the companies in our peer group.  For fiscal year 2010, the total shareholder value transfer associated with the Company's total equity grants on a gross basis (e.g., before taking into account cancellations and forfeitures) was below the median and average for our peer group.  Calculated net of cancellations and forfeitures, the Company's shareholder value transfer for fiscal year 2010 was above the median and below the average for the peer group.  In addition, based on data presented by the independent compensation consultant, the Company believes that the proportion of the total equity grants allocated to our Chief Executive Officer was slightly above the median and below the average figure for the peer group and above the median and average figures for the peer group for our Chief Operating Officer and Chief Financial Officer.

When allocating equity grants to the named executive officers, the Compensation Committee takes a number of factors into account, including the proportion of total equity awards issued to all named executive officers by our peer group. For fiscal year 2010, the proportion of the annual equity incentive awards allocated to our chief executive officer, as measured by shareholder value transfer amounts, was near the median for the chief executive officers of our peer companies, while the proportion allocated to our chief operating officer and chief financial officer, as measured by shareholder value transfer amounts, was above the 75th percentile for the comparable officers of the peer companies.

The amount of equity grants for each other named executive officer for fiscal 2010 was not determined based on comparisons with the above peer group companies but was instead determined based on a number of factors, including the scope of the officer's responsibilities and the size and importance of the officer's business unit and considerations of internal pay parity.

In addition, the equity grants for each named executive officer are divided between options and restricted stock or restricted stock units based on a general review of existing practice and custom for publicly-traded companies, without relying on any particular peer group.

Deferred Compensation

We offer a non-qualified deferred compensation plan for our executive officers and other employees who are part of a select group of highly compensated or management employees. This deferred compensation plan provides participants with an opportunity to defer payments of a specified percentage of their base salary and Management Incentive Plan bonus. In addition, we make employer contributions to the deferred compensation plan under a formula. We believe that this deferred compensation plan is desirable to make the overall compensation package of our executive officers competitive with those of our peer companies. Although the employer contributions to the deferred compensation plan for our executive officers are fully vested, they are in relatively small annual amounts as compared to the executive officers’ base salaries.

Canadian Defined Benefit Pension Plan for Chief Executive Officer

We provide a defined benefit pension plan governed by Canadian law to our chief executive officer. The purpose of this plan is to provide retirement income to our chief executive officer after he has completed many years of service to us. The plan is a retention device, as our chief executive officer’s benefits under the plan will depend on the number of years of his service to us. The plan is in lieu of our chief executive officer’s participation in our Canadian defined contribution plan (analogous to a 401(k)

plan) that is generally available to our Canadian employees. Benefits under this defined benefit pension plan are subject to the same statutory limits that are applicable to broad-based plans in Canada. Similar plans are common in similarly sized Canadian companies, and this plan is therefore a competitive compensation practice.

Severance Payments, Change-in-control Payments and Related Tax Gross-ups

Our employment agreements with our named executive officers provide that they will receive certain severance benefits if we terminate their employment without “cause,” or, in the case of our (a) chief executive officer, (b) chief operating officer and president, and (c) chief financial officer, treasurer and secretary, if they terminate their employment with “good reason” (e.g., because they are demoted). If their termination of employment follows a change in control of the Company, our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary will receive an enhanced level of severance benefits. Furthermore, if a golden parachute excise tax is imposed on our chief executive officer, chief operating officer and president or chief financial officer, treasurer and secretary in connection with his termination of employment following a change in control, the affected executive will receive “gross-up” payments to make him whole for the golden parachute excise tax. However, if a 10% or less reduction in severance would eliminate the golden parachute tax, then the severance will be reduced to eliminate the tax and no reimbursement will be provided. The details of such arrangements are discussed in the section entitled “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-based Awards Table—Employment Agreements” below.

The change-in-control provisions contained in the employment agreements of our named executive officers are “double trigger” provisions: i.e., the named executive officer does not receive his change-in-control payments automatically on the occurrence of a change in control, but must either be discharged by the Company (or the applicable subsidiary) without “cause” or (in the case of our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary) terminate his employment with the Company (or the applicable subsidiary) for “good reason” within a stated period after the occurrence of the change in control. Thus, the change-in-control payments are essentially compensation for being fired or forced out of a job in connection with the change in control.

We believe that the severance provisions in the employment agreements of our executive officers are necessary to retain our executive officers by protecting them against involuntary termination of their employment or being forced out of the Company. The applicable severance provisions following a change in control are intended to encourage our executive officers to consider or pursue potential changes in control that would benefit stockholders, without needing to worry about the potentially negative consequences of the transactions to them personally. The provisions are desirable after a change in control in order to retain the executive officers under disruptive circumstances when their services might be especially necessary. Based on a survey of our peer companies conducted by an independent compensation consultant when we negotiated the employment agreements with our executive officers, we believe that the change-in-control provisions of the employment agreements of our executive officers are well within the range of similar provisions in the employment agreements between our peer companies and their executive officers.

We believe that the gross-up provisions in the employment agreements of our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary are necessary to enable them to enjoy the full benefit of their change-in-control payments. These provisions will also enable them to assist the Board of Directors in analyzing any offers that might be made for acquisition of control of the Company without the distraction of worrying about the negative tax consequences that they might otherwise incur. Based on a survey of our peer companies conducted by an independent compensation consultant when we negotiated the employment agreements with our executive officers in 2006, we believe several of the companies in our peer group provide such gross-up payments to their named executive officers.

All Other Compensation

All other compensation for our named executive officers includes, among other things, Company contributions under our 401(k) plan, payment of certain legal fees, car allowances and, in the case of our chief executive officer, a tax gross-up on his car allowance. These items are commonly provided by public companies to their executive officers.

In addition, our named executive officers are permitted to participate in the Company’s 2006 Employee Stock Purchase Plan on the same terms and conditions as the Company’s other employees.

Risks Associated with the Company’s Compensation Policies and Practices

The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed the Compensation Discussion and Analysis for fiscal year 2010 and discussed its contents with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

Compensation Committee
Michael F. Finley, Chairperson
Jeffrey P. Hughes

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Michael F. Finley and Jeffrey Hughes served on the Company’s Compensation Committee during fiscal year 2010. None of the members of the Compensation Committee was an officer or employee or former officer or employee of the Company or its subsidiaries, and no such member has any interlocking relationships with the Company that are subject to disclosure under the Securities and Exchange Commission rules relating to compensation committees.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned for the fiscal year ended October 1, 2010 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary(c)	Stock Awards(d)	Option Awards(d)	Non-equity Incentive Plan Compensation(e)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(f)	All Other Compensation(g)	Total
O. Joe Caldarelli (a)(b)	2010	$494,382	$115,920	$225,014	$1,002,980	$312,052	$82,844	$2,233,192
Chief Executive Officer	2009	418,607	108,840	202,003	258,841	97,621	77,465	1,163,377
	2008	565,460	201,480	234,900	540,195	24,394	88,798	1,655,227

Joel A. Littman	2010	287,077	57,960	112,507	310,500	—	45,477	813,521
Chief Financial Officer,	2009	267,077	54,420	101,002	113,860	—	39,570	575,929
Treasurer & Secretary	2008	283,846	100,740	117,450	129,561	—	41,548	673,145

Robert A. Fickett	2010	336,942	77,280	150,010	554,531	—	49,853	1,168,616
Chief Operating Officer &	2009	319,539	72,560	134,669	219,709	—	45,026	791,503
President	2008	342,692	134,320	156,600	227,635	—	45,549	906,796

Andrew E. Tafler (a)	2010	183,022	38,640	75,005	202,864	—	37,097	536,628
Vice President	2009	158,631	36,280	67,334	94,608	—	32,515	389,368
	2008	192,907	67,160	78,300	92,307	—	39,149	469,823

Don C. Coleman	2010	196,561	38,640	75,005	87,113	—	36,231	433,550
Vice President	2009	190,523	36,280	67,334	46,652	—	34,355	375,144
	2008	200,077	67,160	78,300	86,210	—	33,182	464,929

(a)
For Mr. Caldarelli and Mr. Tafler, salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian Dollars. Salary and all other compensation amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2010 of approximately US$0.95 for C$1.00, during fiscal year 2009 of approximately US$0.85 for C$1.00 and during fiscal year 2008 of approximately US$0.99 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. Dollars for fiscal year 2010 using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00, for fiscal year 2009 using an exchange rate as of October 2, 2009 of approximately US$0.93 for C$1.00 and for fiscal year 2008 using an exchange rate as of October 3, 2008 of approximately US$0.94 for C$1.00.

(b)
Mr. Caldarelli’s base salary had remained constant at C$550,000 since October 2004. During the second half of fiscal year 2009, Mr. Caldarelli agreed to take a voluntary and temporary 20% reduction to his base salary. Excluding this temporary reduction, any changes to his reported base salary in fiscal years 2010, 2009 and 2008 were a result of the changing U.S. Dollar to Canadian Dollar exchange rate.

(c)
Midway through fiscal year 2009, each of the named executive officers agreed to a voluntary reduction in base salary as a contribution to the Company-wide cost reduction plan.  The reduction for each officer was 10% of base salary, except for Mr. Caldarelli, who agreed to a 20% reduction.  Additionally, there were 26 pay periods in fiscal years 2010 and 2009 as compared to 27 pay periods in fiscal year 2008, which resulted in higher salary numbers in fiscal year 2008.

(d)
The columns represent the grant date fair value calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” for all restricted stocks, restricted stock units, and stock options granted during fiscal year 2010, 2009 and 2008. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture  For additional information regarding the assumptions used for the valuation, see Note 9 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2010, Note 10 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K filed for the fiscal year ended October 2, 2009 and Note 9 to the Audited Financial Consolidated Financial Statements included in the Company’s Form 10-K filed for the fiscal year ended October 3, 2008. Additional information about the awards and options reflected in the columns is set forth in the notes to the Fiscal Year 2010 Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End tables.  The amounts also represent the maximum value assuming the highest level of performance conditions is probable.

(e)
Includes amounts earned under the Company’s Management Incentive Plan under the Company’s 2006 Equity and Performance Incentive Plan for all of the named executive officers. As noted above, for Mr. Caldarelli and Mr. Tafler, the payments are denominated in Canadian Dollars, and fiscal year 2010 amounts were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00, while fiscal year 2009 amounts were converted to U.S. Dollars using an exchange rate as of October 2, 2009 of approximately US$0.93 for C$1.00 and fiscal year 2008 amounts were converted to U.S. Dollars using an exchange rate as of October 3, 2008 of approximately US$0.94 for C$1.00.

(f)
Mr. Caldarelli’s pension plan is denominated in Canadian Dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2008, 2009 and 2010 consists of the following:

	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010
U.S. Dollar changes in Canadian pension benefit obligation	$68,366	$107,071	$263,362
Increases (Decreases) in pension benefit obligation as a result of the changing U.S. Dollar to Canadian Dollar exchange rate	(43,972)	(9,450)	48,689
Total changes in pension benefit obligation in U.S. Dollars	$24,394	$97,621	$312,052

    The amounts above were calculated using an exchange rate at the beginning of fiscal year 2008 of approximately US$1.00 for C$1.00, at the end of 2008 of approximately US$0.94 for C$1.00, at the end of fiscal year 2009 of approximately US$0.93 for C$1.00, and at the end of fiscal year 2010 of approximately US$0.97 for C$1.00.

(g)	Details regarding the various amounts included in this column are provided in the following table entitled “All Other Compensation Table for Fiscal 2010.”

All Other Compensation Table for Fiscal 2010

The components of the amounts shown in the “All Other Compensation” column of the Summary Compensation Table are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Payments to Defined Contribution Plan (e)	Other Compensation	Total
O. Joe Caldarelli	$—	$51,805	$17,685	$—	$13,354	$—	$—	$82,844
Joel A. Littman	9,554	25,200	—	10,723	—	—	—	45,477
Robert A. Fickett	9,153	25,200	—	15,500	—	—	—	49,853
Andrew E. Tafler	—	23,959	—	—	2,548	10,590	—	37,097
Don C. Coleman	6,709	25,200	—	4,322	—	—	—	36,231

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2010. For Mr. Caldarelli, this amount includes a car allowance in the amount of C$21,840, with the balance consisting of amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance. For Mr. Caldarelli and Mr. Tafler, the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2010 of approximately US$0.95 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2010 of approximately US$0.95 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2010.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “—Pension Benefits” below) for the benefit of Mr. Caldarelli and to a defined contribution plan for the benefit of other Canadian employees, including Mr. Tafler.  The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions.  For Mr. Caldarelli, this amount was paid to an investment advisor managing investments in the defined benefit plan.  For Mr. Tafler this amount was paid to him in cash.  The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2010 of approximately US$0.95 for C$1.00.

(e)
Represents C$11,148 contributed by the Company to the defined contribution plan for fiscal year 2010. The amount is denominated in Canadian Dollars and was converted to U.S. Dollars using the average exchange rate during fiscal year 2010 of approximately US$0.95 for C$1.00.

(f)
The total amounts do not include approximately $59,000 of legal fees paid by the Company in connection with legal advice provided by separate legal counsel relating to employment matters for the named executive officers in connection with the potential transaction with Comtech Telecommunications Corp.

Grants of Plan-based Awards For Fiscal Year 2010

The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended October 1, 2010.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units(3) (#)	Options(4) (#)	Awards ($/Sh)	Awards ($)
O. Joe Caldarelli (5)	—	—	$156,750	$522,500	$1,097,250	$1,002,980	—	—	—	—
	12/8/09	12/8/09	—	—	—	—	12,000	36,000	$9.66	$340,934

Joel A. Littman	—	—	54,000	180,000	360,000	310,500	—	—	—	—
	12/8/09	12/8/09	—	—	—	—	6,000	18,000	9.66	170,467

Robert A. Fickett	—	—	78,750	262,500	590,625	554,531	—	—	—	—
	12/8/09	12/8/09	—	—	—	—	8,000	24,000	9.66	227,290

Andrew E. Tafler (5)	—	—	28,215	94,050	211,613	202,864	—	—	—	—
	12/8/09	12/8/09	—	—	—	—	4,000	12,000	9.66	113,645

Don C. Coleman	—	—	30,300	101,000	227,250	87,113	—	—	—	—
	12/8/09	12/8/09	—	—	—	—	4,000	12,000	9.66	113,645

(1)
Amounts represent possible payouts under the Company’s Management Incentive Plan under the Company’s 2006 Equity and Performance Incentive Plan for fiscal year 2010 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the Management Incentive Plan under the Company’s 2006 Equity and Performance Incentive Plan for fiscal year 2010 for all of the named executive officers. The amounts in this column are also included in the Non-equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)
Represents restricted stock units granted under the Company’s 2006 Equity and Performance Incentive Plan on December 8, 2009. The restricted stock units are subject to time-vesting and performance-vesting conditions.  All of such shares are broken up into four tranches (each a “Tranche”), each consisting of one-fourth of the unvested shares.  The unvested shares in each Tranche become fully vested only if both the time-vesting conditions (described below) and the performance conditions (described below) are satisfied with respect to such unvested shares.  The time-vesting conditions are satisfied at a rate of 25% per year based on continued employment over a four-year period.  The performance conditions are based on the achievement of specified EBITDA levels:

a) Year 1, the first Tranche will vest at 100% if Adjusted EBITDA at or over $60 million; at 50% if Adjusted EBITDA at $50 million; zero if Adjusted EBITDA  below $50 million; and straight-line between points.

b) Year 2, the second Tranche will vest at 100% if Adjusted EBITDA at or over $63 million; at 50% if Adjusted EBITDA at $52.5 million; zero if Adjusted EBITDA  below $52.5 million; and straight-line between points;

c) Year 3, the second Tranche will vest at 100% if Adjusted EBITDA at or over $66.2 million; at 50% if Adjusted EBITDA at $55.1 million; zero if Adjusted EBITDA  below $55.1 million; and straight-line between points;

d) Year 4, the second Tranche will vest at 100% if Adjusted EBITDA at or over $69.5 million; at 50% if Adjusted EBITDA at $57.9 million; zero if Adjusted EBITDA below $57.9 million; and straight-line between points;

Under the terms of the Veritas Merger Agreement, these restricted stock units would vest upon the consummation of the Veritas Merger.

(4)
Represents stock options granted under the Company’s 2006 Equity and Performance Incentive Plan on December 8, 2009. The options vest at a rate of 25%  on each of the first four anniversaries of the grant date.  Under the terms of the Veritas Merger Agreement, these shares of stock options would vest upon the consummation of the Veritas Merger.

(5)
For Mr. Caldarelli and Mr. Tafler, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian Dollars. Estimated future payments under non-equity incentive plan awards were converted using the average exchange rate during fiscal year 2010 of approximately US$0.95 for C$1.00. Actual payouts under non-equity incentive plan awards were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-based Awards Table

Employment Agreements

Messrs. Caldarelli, Fickett and Littman

Communications & Power Industries Canada Inc., a subsidiary of the Company, is a party to an employment agreement with Mr. Caldarelli, and Communications & Power Industries, Inc., also a subsidiary of the Company, is party to an employment agreement with each of Messrs. Fickett and Littman. The term of each employment agreement commenced on April 27, 2006 and continued for a three-year period thereafter. Each agreement is automatically extended for additional one-year periods thereafter, unless the employer or the executive officer gives notice of non-renewal at least six months prior to the end of the term.  No notices of non-renewal have been provided with respect to these agreements.

Each agreement provides for the following initial base salary, subject to upward adjustment by the Board of Directors of the Company in its sole discretion: Mr. Caldarelli—C$550,000; Mr. Fickett—US$300,000; and Mr. Littman—US$230,000.

Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s Management Incentive Plan, as in effect from time to time, and awards through the Company’s 2006 Equity and Performance Incentive Plan. For the 2010 fiscal year, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60, respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.

If the employment of any of these executive officers is terminated by the employer for cause, is terminated as a result of the death or disability of the executive officer or is terminated by the executive officer other than for good reason, then the employment agreement will terminate immediately, and the executive officer will be entitled to receive only (a) accrued but unpaid salary through the date of termination and vacation pay and other cash compensation or cash entitlements as of the date of termination and (b) in the case of any termination other than by the employer for cause and by the executive officer without good reason, if the executive officer has been employed for at least six months during the fiscal year, a partial bonus for the fiscal year of termination equal to the full bonus payable multiplied by a fraction equal to the fraction of the fiscal year preceding the executive officer’s termination.

If the employment of any of these executive officers is terminated by the employer without cause or by the executive officer for good reason, as applicable, then the executive officer will be entitled to receive severance payments equal to a multiple of the sum of the executive officer’s base salary and the average value of the MIP and other performance bonuses received by the executive officer for the three fiscal years preceding the termination date. The applicable multiples for Messrs. Caldarelli, Fickett and Littman are 2.0, 1.5 and 1.5, respectively. In addition, all unvested options and other equity awards will immediately become vested. If the termination occurs more than six months after the beginning of a fiscal year, then the executive officer will be eligible to receive a prorated bonus for the year of termination.

In addition, in the case of a termination without cause or a resignation for good reason within the two-year period following a change of control, the severance payments will be equal to a specified multiple of the sum of the executive officer’s base salary and the highest MIP or other performance bonus received by the executive officer during the three fiscal years preceding the termination date. The applicable multiples for Messrs. Caldarelli, Fickett and Littman in this case are 2.5, 2.0 and 2.0, respectively.

In the case of a termination without cause or a resignation for good reason, Messrs. Caldarelli, Fickett and Littman will be eligible to continue receiving certain benefits for 24 months, 18 months and 18 months, respectively, following termination. If the termination occurs within the two-year period following a change of control, the applicable benefit continuation periods for Messrs. Caldarelli, Fickett and Littman will be 30 months, 24 months and 24 months, respectively.

If any compensation payable to an executive officer upon termination is deemed to be “deferred compensation” within the meaning of Section 409A of the Internal Revenue Code, if the stock of the Company (or one of its affiliates) is publicly traded on an established securities market or otherwise and if the executive officer is determined to be a “specified employee” as defined in Section 409A(a)(2)(B)(i) of the Internal Revenue Code, then payment of such compensation will be delayed as required pursuant to Section 409A of the Internal Revenue Code. Such delay will last six months from the date of the executive officer’s termination except in the event of the executive officer’s death. This provision should not apply to Mr. Caldarelli, as he receives no U.S.-source income from the Company.

As a condition to receiving the benefits and payments described above in connection with a termination by the employer without cause or termination by the executive officer for good reason, the executive officer will be required to execute a release of any claims and potential claims against the employer and its affiliates and directors relating to the executive officer’s employment, and the executive officer and the employer will also enter into reasonable mutual non-disparagement covenants.

Following the termination of employment of any of the executive officers without cause or a resignation for good reason, the executive officer will be subject to a post-termination non-compete covenant and a post-termination covenant not to solicit any of the Company’s current or potential customers. The duration of these covenants will be equal to the duration of the post-termination period during which the Company is obligated to provide benefits as described above. In addition, if their employment is terminated for any reason, Messrs. Caldarelli, Fickett and Littman will be prohibited from soliciting for employment any of the Company’s employees for a 24-month, 18-month and 18-month period, respectively, following termination (or, if longer, the period during which they are subject to the non-compete covenant).

For each of the executive officers, good reason generally means any of the following (i) assignment to the executive officer of any duties inconsistent with the executive officer’s positions with the Company and Communications & Power Industries, Inc. (and, in Mr. Caldarelli’s case, also Communications & Power Industries Canada Inc.) as set forth in the employment agreement (including status, offices, titles and reporting requirements), authorities, duties or responsibilities as contemplated in the employment agreement or any action by the Company (in the case of all three executive officers), Communications & Power Industries, Inc. (in the case of Messrs. Fickett or Littman) or Communications & Power Industries Canada Inc. (in Mr. Caldarelli’s case) that results in diminution in such positions, authority, duties or responsibilities; (ii) failure by the employer to comply with the provisions of the employment agreement; (iii) relocation of the office where the executive officer is required to report to a location that is 50 or more miles from the executive officer’s current location; (iv) failure to appoint the executive officer as chief executive officer (in Mr. Caldarelli’s case), chief financial officer (in Mr. Littman’s case) and president and chief operating officer (in Mr. Fickett’s case) of the combined or acquiring entity in the case of a change of control, reporting to the new entity’s board of directors; (v) notice to the executive officer that the term of the employment agreement will not be extended; or (vi) in Mr. Caldarelli’s case, failure by the stockholders of the Company to re-elect him as a member of the Board of Directors, with full voting rights.

For each of the executive officers, cause generally means any of the following: (a) acts or omissions by the executive officer that constitute intentional material misconduct or a knowing violation of a material policy of the Company or any of its subsidiaries, (b) the executive officer personally receiving a benefit in money, property or services from the Company or any of its subsidiaries or from another person dealing with the Company or any of its subsidiaries, in material violation of applicable law or policy of the Company or any of its subsidiaries, (c) an act of fraud, conversion, misappropriation or embezzlement by the Company or his conviction of, or entering a guilty plea or plea of no contest with respect to a felony or the equivalent thereof (other than DUI) or (d) any deliberate and material misuse or deliberate and material improper disclosure of confidential or proprietary information of the Company or any of its subsidiaries. No act or omission by the executive officer constitutes cause unless the employer has given detailed written notice thereof to the executive officer, and the executive officer has failed to remedy such act or omission within a reasonable time after receiving such notice.

If any payments made by the employer to Mr. Caldarelli, Fickett or Littman would result in the imposition of the golden parachute excise tax under Section 280G of the Internal Revenue Code of 1986, then the employer will reimburse the affected executive officer for the amount of the tax, on a grossed-up basis to cover any taxes on the reimbursement payment. However, if a 10% or less reduction in severance would eliminate the golden parachute tax, then the severance will be reduced to eliminate the tax and no reimbursement will be provided. We do not believe any Section 280G excise tax will apply to Mr. Caldarelli, as he receives no U.S.-source income from the Company.

Mr. Coleman

Communications & Power Industries, Inc. has an employment letter, dated November 2, 2002, with Mr. Coleman that provides for an annual base salary of $159,000. The current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Coleman is entitled to participate in the Company’s Management Incentive Plan. If Mr. Coleman is terminated without cause, he will be entitled to continued payment of his base salary for 12 months. If Mr. Coleman is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months. In addition, upon a termination without cause, including in connection with such termination within two years after a change-in-control event, Mr. Coleman will be entitled to the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Coleman will be required to execute a general release in favor of the employer.

Mr. Tafler

Communications & Power Industries Canada Inc., a subsidiary of the Company, is a party to an employment letter agreement, dated June 21, 2004, with Mr. Tafler that provides for an annual base salary of $165,000. The Company’s current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Tafler is entitled to participate in the Company’s Management Incentive Plan. Mr. Tafler is also entitled to participate in the executive car program and the defined contribution plan if Mr. Tafler is terminated without cause, he will be entitled to continued payment of base salary for 12 months. If Mr. Tafler is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months, the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Tafler will be required to execute a general release in favor of the employer.

2006 Equity and Performance Incentive Plan

The Company adopted its 2006 Equity and Performance Incentive Plan (as amended, the “2006 Plan”) in April 2006. The 2006 Plan was approved by stockholders of the Company at the time of adoption.  In 2009, the Company’s stockholders approved amendments to the 2006 Plan at the 2009 annual stockholders meeting on February 24, 2009, including increasing the number of shares subject to the 2006 Plan by 1,400,000.  The 2006 Plan is administered by a Committee of the Board designated by the Board in accordance with the provisions of the 2006 Plan, which is currently the Company’s Compensation Committee.  All of the Company’s employees (including officers), directors and consultants are eligible for awards under the 2006 Plan.

Awards under the 2006 Plan may consist of options, stock appreciation rights, restricted stock, other stock unit awards, performance awards, dividend equivalents or any combination of the foregoing.  The 2006 Plan provides for an aggregate of up to 2,800,000 shares of the Company’s common stock to be available for awards, plus the number of shares subject to awards granted under the Company’s 2004 Stock Incentive Plan and 2000 Stock Option Plan (the “Prior Plans”) that are forfeited, expire or otherwise terminate without issuance of shares, or are settled for cash or otherwise do not result in the issuance of shares, on or after the effective date of the 2006 Plan.  Grants of share-based awards (other than options or stock appreciation right awards) made under the 2006 Plan on or after February 24, 2009 will count as two shares for purposes of determining whether the cap on the total number of shares issuable under the 2006 Plan has been exceeded

In addition, if any shares subject to an award under the 2006 Plan or to an award under the Prior Plans are forfeited, expire or are terminated without the issuance of such shares, or are settled for cash or otherwise do not result in the issuance of such shares, or are received or withheld by the Company to satisfy tax liabilities arising from the grant of an award or as a result of shares to pay the option price, then such shares will again be available for award under the 2006 Plan. Any shares that again become available for grant will be added back as one share except that share-based awards (other than options or stock appreciation rights) issued on or after February 24, 2009 will count as two shares.  In the event of any merger, reorganization, consolidation, recapitalization, dividend or distribution (excluding any cash divided or distribution), stock split, reverse stock split or similar transaction affecting the shares, the Compensation Committee will make equitable, proportionate and appropriate adjustments to the 2006 Plan and the awards (including making such adjustments to the number of shares available under the Plan and the number of shares subject to outstanding awards).

No participant may be granted restricted stock, performance awards and/or other stock unit awards that are denominated in shares totaling more than 460,000 shares in any 12-month period. In addition, the maximum dollar value payable to any participant during any 12-month period with respect to performance awards and/or other stock unit awards that are valued with reference to cash or property other than shares is $3,000,000. Under the 2006 Plan, the purchase price for shares covered by an award cannot be less than 100% of the fair market value of the underlying shares on the grant date. The Compensation Committee has no authority to reprice any option, to reduce the base price of any stock appreciation right or to cancel any option when the fair market value of the shares is less than the option’s exercise price.

As of January 20, 2011, 899,283 shares remain available for awards under the 2006 Plan.

The 2006 Plan is intended to comply with Section 162(m) of the Code and the regulations promulgated thereunder, resulting in the tax deductibility of amounts payable under the 2006 Plan to the chief executive officer or other named executive officers whose compensation is reported in this 10-K/A as “performance-based” compensation.

Performance awards under the 2006 Plan are awards that provide payments determined by the achievement of performance goals over a performance period. The Compensation Committee, in its discretion, may issue performance awards to participants, and upon the grant of a performance award, determines the relevant performance goals and the performance period.  The performance goals are based on the attainment of specified levels of or growth of one or any combination of the following factors, or an objective formula determined at the time of the award that is based on modified or unmodified calculations of one or any combination of the following factors: net sales; pretax income before or after allocation of corporate overhead and bonus; earnings per share; net income; division, group or corporate financial goals; return on stockholders’ equity; return on assets; attainment of strategic and operational initiatives; appreciation in and/or maintenance of the price of the shares or any of the Company’s other publicly traded securities; market share; gross profits; earnings before taxes; earnings before interest and taxes; EBITDA; an adjusted formula of EBITDA determined by the Compensation Committee; economic value-added models; comparisons with various stock market indices; reductions in costs; and/or return on invested capital of the Company or any affiliate, division or business unit of the Company for or within which the participant is primarily employed.  Such performance goals also may be based solely by reference to the Company’s performance or the performance of an affiliate, division or business unit of the Company, or based upon the relative performance of other companies or upon comparisons of any of the indicators of performance relative to other companies.  The Company’s annual Management Incentive Plan bonuses (discussed below under “Management Incentive Plan Awards for Fiscal Year 2010”) are paid to executives and employees under the 2006 Plan. Unless the Compensation Committee specifies otherwise when it sets performance goals for an award, the Compensation Committee will make objective adjustments to any of the foregoing measures for items that will not properly reflect the Company’s financial performance for these purposes, such as the write-off of debt issuance costs, pre-opening and development costs, gain or loss from asset dispositions, asset or other impairment charges, litigation settlement costs, and other non-routine items that may occur during the Performance Period.  Also, unless the Compensation Committee determines otherwise in setting the performance goals for an award, such performance goals will be applied by excluding the impact of (a) restructurings, discontinued operations and charges for extraordinary items, (b) an event either not directly related to the operations of the Company or not within the reasonable control of the Company’s management or (c) a change in accounting standards required or recommended by generally accepted accounting principles.

Management Incentive Plan Awards for Fiscal Year 2010

For fiscal year 2010, the Compensation Committee established goals under the Management Incentive Plan based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain non-cash and non-recurring items (“Adjusted EBITDA”), and cash flows from operating activities before taxes, interest and non-recurring expenses, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”). Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division.  No bonus is payable with respect to a performance factor if the performance is below the minimum goal.  Performance above the maximum level would not result in any increase in bonus.

The following table sets forth for fiscal year 2010, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions).

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Corporate Adjusted EBITDA	$54.0	$66.0	$61.6
Corporate Adjusted Op. Cash Flow	43.0	53.0	55.4

    In calculating Adjusted EBITDA for fiscal year 2010, the Company excluded the following non-recurring and non-cash items: $19.9 million of strategic alternative transaction expenses and $3.0 million of stock-based compensation expense. The base salary used for each executive was: Mr. Caldarelli C$550,000 Canadian, Mr. Littman $300,000, Mr. Fickett $350,000, Mr. Tafler C$198,000 Canadian, and Mr. Coleman $202,000.

The award for Mr. Caldarelli, our chief executive officer, provided that his bonus would be weighted as follows: 40% on Adjusted EBITDA for the Company as a whole, 40% on Adjusted Operating Cash Flow for the Company as a whole, 10% on Adjusted EBITDA for the Communications & Medical Products (“CMP”) Division (of which he is the president) and 10% on Adjusted Operating Cash Flow for the CMP Division. His bonus would be 30% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 210% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2010, the CMP Division’s actual Adjusted EBITDA and actual Adjusted Operating Cash Flow were above the maximum thresholds.  As a result the maximum bonus was payable with respect to the operating results of the CMP Division.

The award for Mr. Fickett, our chief operating officer and president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Microwave Power Products (“MPP”) Division (of which he is the president) and 25% on Adjusted Operating Cash Flow for the MPP Division. His bonus would be 22.5% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 168.75% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2010, the MPP Division’s actual Adjusted EBITDA and actual Adjusted Operating Cash Flow exceeded the maximum thresholds.  As a result the maximum bonus was payable with respect to the operating results of the MPP Division.

The award for Mr. Littman, our chief financial officer, treasurer and secretary, provided that his bonus would be weighted as follows: 50% on Adjusted EBITDA for the Company as a whole and 50% on Adjusted Operating Cash Flow for the Company as a whole. His bonus would be 15% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 120% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

The award for Mr. Coleman, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Beverly Microwave Division (“BMD Division”) (of which he is the president) and 25% on Adjusted Operating Cash Flow for the BMD Division. His bonus would be 15.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2010, the BMD Division’s actual Adjusted EBITDA and Adjusted Operating Cash Flow were below the respective thresholds.  As a result, no bonus was payable with respect to the operating results of the BMD Division.

The award for Mr. Tafler, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Satcom Division (of which he is the president) and 25% on Adjusted Operating Cash Flow for the Satcom Division. His bonus would be 15.0% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2010, the Satcom Division’s actual Adjusted EBITDA and Adjusted Operating Cash Flow were above the respective maximum thresholds.  As a result the maximum bonus was payable with respect to the operating results of the Satcom Division.

The Management Incentive Plan provided that total aggregate bonus payments under the MIP for fiscal year 2010 would not exceed 8% of Adjusted EBITDA. For fiscal year 2010, the bonuses actually paid under the MIP did not approach this limit.

Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments were distributed on January 14, 2011 for U.S. executive officers, and on January 13, 2011 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.

Stock Options Granted in Fiscal Year 2010

Options granted to the named executive officers were made under the 2006 Plan and consisted of a single grant effective as of December 8, 2009 at an exercise price per share of $9.66.  The options are subject to four year time-vesting conditions.

With respect to options granted to Messrs. Caldarelli, Fickett and Littman, upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) for cause, or for any reason other than death, disability, termination by the executive for good reason or discharge of the executive officer without cause, all options will immediately cease vesting.  Upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) without cause, as a result of death or disability or by the executive officer for good reason, all unvested options for the executive officer will become fully vested and exercisable as of the date of termination.  In the event of termination of the executive officer’s employment by death or disability, by the Company (or the applicable subsidiary) without cause or by the executive officer for good reason, the options will be exercisable for a period ending on the earlier of (a) 12 months after the termination date and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated. In the event of termination of employment by the executive officer without good reason, unvested options will immediately be cancelled and terminated, and vested options will be exercisable for a period ending on the earlier of (a) 90 days after termination of employment or, if the executive officer reasonably determines that he is prohibited or restricted from selling the shares in the public markets for any portion of such 90-day period, then 90 days after all restrictions cease, and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated.

With respect to options granted to Messrs. Tafler and Coleman, upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) other than for death or disability, the options will immediately cease vesting. Upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) for any reason other than cause, death or disability, unvested options will immediately be cancelled and terminated, and vested options will be exercisable for a period ending on the earlier of (a) 90 days after the termination date and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated. Upon termination of the executive officer’s employment as a result of death or disability, if the termination date does not fall on an anniversary of the date of grant of the options, then for purposes of determining the extent to which the options have vested, the executive officer’s employment will be deemed terminated on the next occurring anniversary of the date of grant. Upon termination as a result of death or disability, unvested options will immediately be cancelled and terminated and vested options will be exercisable for a period ending on the earlier of (a) 12 months after the termination date and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated.

With respect to the options granted to all of the named executive officers, if the executive officer’s employment is terminated for cause, then all of the vested and unvested options will be cancelled and terminated as of the date of such termination and will no longer be exercisable.  In addition, if, in connection with a change of control transaction, the Company’s common stock is converted into cash, securities or other property or the Company’s common stock is no longer publicly traded, the performance conditions shall no longer apply to these options.  Also, in connection with a merger, reorganization or similar transaction in which the Company is not the surviving entity, if the obligations of the options are not assumed by the surviving entity and if the Company fails to provide the executive with cash or property equal to the spread value of the options (aggregate fair market value of the shares subject to the options less the aggregate exercise price of the options), then the unvested options will become fully vested and exercisable prior to the effective date of such transaction. Under the terms of the Veritas Merger Agreement, all outstanding stock options (other than certain stock options granted during the 2011 fiscal year would vest upon the consummation of the Veritas Merger.

Outstanding Equity Awards at October 1, 2010

The following table provides information concerning unexercised options for each named executive officer outstanding as of the end of the fiscal year 2010.  Under the terms of the Veritas Merger Agreement, all outstanding stock options and stock awards (other than certain stock awards and stock options granted during the 2011 fiscal year would vest upon the consummation of the Veritas Merger.

		Option Award (1)					Stock Award (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
O. Joe Caldarelli	12/8/09		36,000	(3)	$9.66	12/8/19	12,000	(4)	$169,440
	12/5/08	4,500	31,500	(5)	10.00	12/5/18	10,500	(6)	148,260
	12/10/07						6,000	(7)	84,720
	11/30/07	15,000	15,000	(8)	16.79	11/30/17
	12/08/06	33,750	11,250	(9)	14.22	12/8/16
	4/27/06	33,750	11,250	(10)	18.00	4/27/16
	9/29/04	43,584			4.32	9/29/14
	9/29/04	10,896			6.61	9/29/14
	3/01/04	517,566			4.32	3/01/14
	2/03/04	7,411			1.08	2/03/14
	3/10/03	272,403			0.20	3/10/13

Joel A. Littman	12/8/09		18,000	(3)	$9.66	12/8/19	6,000	(4)	$84,720
	12/5/08	2,250	15,750	(5)	10.00	12/5/18	5,250	(6)	74,130
	11/30/07	7,500	7,500	(8)	16.79	11/30/17	3,000	(7)	42,360
	12/08/06	16,500	5,500	(9)	14.22	12/8/16
	4/27/06	16,500	5,500	(10)	18.00	4/27/16
	9/29/04	34,866			4.32	9/29/14
	9/29/04	8,718			6.61	9/29/14
	3/01/04	163,442			4.32	3/01/14
	3/10/03	81,721			0.20	3/10/13
	7/02/01	12,257			0.74	7/02/11

Robert A. Fickett	12/8/09		24,000	(3)	$9.66	12/8/19	8,000	(4)	$112,960
	12/5/08	3,000	21,000	(5)	10.00	12/5/18	7,000	(6)	98,840
	11/30/07	10,000	10,000	(8)	16.79	11/30/17	4,000	(7)	56,480
	12/08/06	22,500	7,500	(9)	14.22	12/8/16
	4/27/06	22,500	7,500	(10)	18.00	4/27/16
	9/29/04	43,584			4.32	9/29/14
	9/29/04	10,896			6.61	9/29/14
	3/01/04	299,644			4.32	3/01/14
	3/10/03	163,442			0.20	3/10/13

Andrew E. Tafler	12/8/09		12,000	(3)	$9.66	12/8/19	4,000	(4)	$56,480
	12/5/08	1,500	10,500	(5)	10.00	12/5/18	3,500	(6)	49,420
	12/10/07						2,000	(7)	28,240
	11/30/07	5,000	5,000	(8)	16.79	11/30/17
	12/08/06	11,250	3,750	(9)	14.22	12/8/16
	4/27/06	11,250	3,750	(10)	18.00	4/27/16
	9/29/04	21,792			4.32	9/29/14
	9/29/04	5,448			6.61	9/29/14
	6/01/04	54,480			4.32	6/01/14
	3/01/04	17,976			4.32	3/01/14

		Option Award (1)					Stock Award (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Don C. Coleman	12/8/09		12,000	(3)	$9.66	12/8/19	4,000	(4)	$56,480
	12/5/08	1,500	10,500	(5)	10.00	12/5/18	3,500	(6)	49,420
	11/30/07	5,000	5,000	(8)	16.79	11/30/17	2,000	(7)	28,240
	12/08/06	11,250	3,750	(9)	14.22	12/8/16
	4/27/06	11,250	3,750	(10)	18.00	4/27/16
	9/29/04	21,792			4.32	9/29/14
	9/29/04	5,448			6.61	9/29/14
	3/01/04	81,720			4.32	3/01/14
	3/10/03	38,681			0.20	3/10/13

(1)
An aggregate of 1,160,180 options, or 47.1% of the options included in the table, were issued prior to the Company’s initial public offering. They were issued either through grants of options made prior to the January 2004 acquisition of the Company by affiliates of The Cypress Group that were not cashed out in connection with that acquisition and were “rolled over” as an investment into the acquired company or through grants made as an adjustment to compensate option holders for not participating in a 2005 $75.8 million special distribution to stockholders.

(2)	The market value of shares or units of stock that have not yet vested is based on $14.12, which was the Company’s closing stock price on October 1, 2010.

(3)	One-fourth of the shares subject to this option award vest on December 8 of each of 2010, 2011, 2012 and 2013.

(4)
Shares in this stock award are subject to both time-vesting and performance-vesting conditions. All of such options are broken up into four tranches (each a “Tranche”), each consisting of one-fourth of the unvested options.  The unvested options in each Tranche become fully vested only if both the time-vesting conditions (described below) and the performance-vesting conditions (described below) are satisfied with respect to such unvested options.  The time-vesting conditions are satisfied at a rate of 25% per year based on continued employment over a four-year period.  The performance-vesting conditions are based on the achievement of specified Adjusted EBITDA levels achieved by the Company:

a) Year 1, the first Tranche will vest at 100% if Adjusted EBITDA at or over $60 million; at 50% if Adjusted EBITDA at $50 million; zero if Adjusted EBITDA  below $50 million; and straight-line between points.

b) Year 2, the second Tranche will vest at 100% if Adjusted EBITDA at or over $63 million; at 50% if Adjusted EBITDA at $52.5 million; zero if Adjusted EBITDA  below $52.5 million; and straight-line between points;

c) Year 3, the second Tranche will vest at 100% if Adjusted EBITDA at or over $66.2 million; at 50% if Adjusted EBITDA at $55.1 million; zero if Adjusted EBITDA  below $55.1 million; and straight-line between points;

d) Year 4, the second Tranche will vest at 100% if Adjusted EBITDA at or over $69.5 million; at 50% if Adjusted EBITDA at $57.9 million; zero if Adjusted EBITDA  below $57.9 million; and straight-line between points;

(5)
Shares in this option award are subject to both time-vesting and performance-vesting conditions. All of such options are broken up into two tranches (each a “Tranche”).  Tranche One and Tranche Two each consist of one-half of the unvested options.  The unvested options in each Tranche become fully vested only if both the time-vesting conditions (described below) and the performance-vesting conditions (described below) are satisfied with respect to such unvested options.  The time-vesting conditions are satisfied at a rate of 25% per year based on continued employment over a four-year period.  The performance-vesting conditions are based on the achievement of specified average price thresholds by the Company’s common stock, with a $13.50 stock price threshold for Tranche One and a $16.00 stock price threshold for Tranche Two. As of October 1, 2010, the $13.50 stock price threshold has been met.

(6)
Shares in this stock award are subject to both time-vesting and performance-vesting conditions.  All of such shares are broken up into two tranches (each a “Tranche”).  Tranche One and Tranche Two each consist of one-half of the unvested shares.  The unvested shares in each Tranche become fully vested only if both the time-vesting conditions (described below) and the performance-vesting conditions (described below) are satisfied with respect to such unvested shares.  The time-vesting conditions are satisfied at a rate of 25% per year based on continued employment over a four-year period.  The performance-vesting conditions are based on the achievement of specified average price thresholds by the Company’s common stock, with a $13.50 stock price threshold for Tranche One and a $16.00 stock price threshold for Tranche Two. As of October 1, 2010, the $13.50 stock price threshold has been met.

(7)	Half of the unvested shares subject to this stock award vest on November 30 of each of 2010 and 2011.

(8)	Half of the unvested shares subject to this option award vest on November 30 of each of 2010 and 2011.

(9)	The unvested shares subject to this option award vested on December 8, 2010.

(10)	The unvested shares subject to this option award vest on April 27, 2011.

Option Exercises and Stock Vested for Fiscal Year 2010

	Option Award		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
O. Joe Caldarelli	—	—	4,500	$51,990
Joel A. Littman	—	—	2,250	25,995
Robert A. Fickett (1)	27,583	$354,530	3,000	34,660
Andrew E. Tafler	—	—	1,500	17,330
Don C. Coleman (1)	27,240	$354,897	1,500	17,330

(1)	Options involved were scheduled to expire before the end of July 2010. The shares acquired upon exercise were sold by Mr. Fickett and Mr. Coleman under Rule 10b5-1 trading plans.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	31	$1,140,469	—

(1)	Amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

Narrative Disclosure to Pension Benefits Table

In December 2002, Communications & Power Industries Canada Inc., a subsidiary of the Company, adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. Communications & Power Industries Canada Inc., Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2010 the annual pension amount would be limited to C$2,494.44 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$77,328 per year if he had retired at the end of December 2010.

The pension paid under the plan will be increased annually on January 1 of each year, beginning the January 1 after the date of commencement of payment of the pension, based on the average rate of increase in the Canada all-items Consumer Price Index as published by Statistics Canada, during the previous calendar year (or part of the year) in respect of which payments were made, less 1%. If the annual pension benefit payable at normal retirement age is less than 2% of the yearly maximum pensionable earnings, as defined in the plan, for the calendar year in which Mr. Caldarelli retires, dies or his employment terminates, then a lump sum of the commuted value (as described in the plan) will be paid instead.

Pension payments will generally begin on the date that Mr. Caldarelli actually retires and will be paid in equal monthly installments of one-twelfth of the annual amount. If Mr. Caldarelli does not have a spouse at the time that the pension commences to be paid, then the pension payments will cease with the last payment due before his death or after 180 monthly payments have been made, whichever is later. If Mr. Caldarelli were to die before said 180 monthly payments had been made, then the commuted value (as described in the plan) of the remaining payments would be paid to his beneficiary, in one lump sum. If Mr. Caldarelli has a spouse at the time that the pension commences to be paid, then pension payments will be made throughout Mr. Caldarelli’s lifetime for a minimum of 60 monthly payments, with the provision that after his death, or after 60 monthly payments have been made (whichever is later), pension payments will continue to his spouse throughout his spouse’s lifetime at the rate of 66.67% of his pension. If he were to die before the minimum of 60 monthly payments had been made, then such payments will continue in full to the surviving spouse until the balance of the 60 monthly payments has been made and will then be reduced to 66.67%. If his spouse were also to die before the minimum of 60 monthly payments had been made, then the commuted value (as described in the plan) of the remaining payments would be paid to Mr. Caldarelli’s estate, in one lump sum. Notwithstanding the foregoing, Mr. Caldarelli’s spouse is entitled to waive her entitlement to receive payment of the pension under the plan, and in such event, Mr. Caldarelli will be deemed to not have a spouse for purposes of the plan at the time that the pension commences. Because Mr. Caldarelli is married, he has the option of electing a reduced amount of pension payment during his lifetime, with the provision that after his death, payment will continue as follows during the lifetime of his spouse if his spouse is then living: (i) in full without a guaranteed period or with a guaranteed period from commencement date of the pension of 60, 120 or 180 monthly payments or (ii) reduced to 66.67% with a guaranteed period from the commencement of the pension of 120 or 180 monthly payments.

Under the plan, Mr. Caldarelli is permitted to retire early, on the first of any month within 10 years of his normal retirement date, and Mr. Caldarelli is therefore currently eligible for early retirement under the plan. The amount payable at early retirement is the lesser of (i) the actuarial equivalent (determined on the basis of mortality tables, rates of interest and rules adopted from time to time by the employer for this purpose on recommendation of the actuary) of the pension accrued to the date of early retirement and otherwise payable from the normal retirement date and (ii) the pension accrued to the date of early retirement and otherwise payable from the normal retirement date, reduced by the early retirement reduction factor prescribed by Income Tax Regulation 8503(3)(c) under the Canadian Income Tax Act.

Under the plan, if Mr. Caldarelli remains in service after his normal retirement age, he may delay receipt of his pension to the earlier of (i) the first day of the month coinciding with or following his actual retirement date and (ii) the first day of the month before the calendar year of his 69th birthday. The amount of pension payable at late retirement will be the sum of (a) the actuarial equivalent (determined as described above) of the pension accrued to his normal retirement date plus (b) the pension accrued (as calculated pursuant to the first paragraph) to the date of late retirement for each year, or part of a year, of pensionable service after his normal retirement date.

Upon termination of employment prior to normal retirement age, Mr. Caldarelli will receive a deferred pension payable from the normal retirement age in the normal form described in the plan. The amount of deferred pension will equal the amount of pension otherwise accrued under the plan to the date of termination. In addition, upon termination of employment (or wind-up of the plan), he is entitled to receive an early retirement pension, as described above. If Mr. Caldarelli dies while employed prior to commencement of the deferred pension payments to which he would have been entitled had his employment terminated immediately before his death, his surviving spouse may elect a lump sum payment equal to the commuted value (as described in the plan) of the deferred pension or an immediate or deferred pension payable in equal monthly installments, the present value of which does not exceed the present value of the deferred pension, payable throughout the spouse’s lifetime without a guaranteed period or with a guaranteed period not in excess of 180 monthly payments.

The plan may be amended or discontinued by the employer, and in such event, the benefits provided prior to the date of amendment will not be adversely affected. Replacement of the plan by another plan will be considered an amendment. If the plan is discontinued, the assets will be allocated to provide the pensions and benefits according to the plan.

The employer will pay into the plan in monthly installments within 30 days after the month for which contributions are payable, the amounts deemed to be employer-eligible contributions. An employer-eligible contribution is a contribution made by the employer to the plan that is a prescribed contribution or complies with prescribed conditions per applicable legislation and is made pursuant to the recommendation of the actuary. The employer is required to establish a pension fund into which all contributions will be deposited. The pension fund is not part of the revenue or assets of the employer. Accordingly, payments to be made under the plan will be made from the balance in the pension fund and from the general assets of the employer.

The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 10/2/09 to 10/01/10	From 10/3/08 to 10/02/09	From 9/28/07 to 10/03/08
Mortality table	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Discount rate of liabilities at the beginning of the year	5.75%	5.75%	5.50%
Discount rate of liabilities at the end of the year	4.75%	5.75%	5.75%
Rate of salary increase	4.00%	4.00%	4.00%
Rate of increase of monthly pension unit	3.00%	3.00%	3.00%
Average remaining service period of active employees	6.16	7.16	8.16
Age at retirement	65	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	—	$10,723	$7,617	$—	$66,061
Robert A. Fickett	$48,222	15,500	10,889	—	195,992
Don C. Coleman	15,461	4,322	6,534	—	60,254

(1)	Amounts reported in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

(2)
Amounts reported in this column are not considered as “above market or preferential earnings” under Securities and Exchange Commission Rules and are therefore not included in the Summary Compensation Table.

Narrative Disclosure to Non-qualified Deferred Compensation Table

The Company adopted the Communications & Power Industries, Inc. Non-qualified Deferred Compensation Plan (the “Original Plan”) in 1995, and in 2004 adopted the First Amendment and Restatement of the Communications & Power Industries, Inc. Non-qualified Deferred Compensation Plan (the “Restated Deferred Compensation Plan”). The Restated Deferred Compensation Plan provides for the deferral of income on a pre-tax basis for a select group of the Company’s management and highly compensated employees and is administered by the Compensation Committee of the Board of Directors of the Company. Participation in the Restated Deferred Compensation Plan is limited to employees who are (i) a select group of management or highly compensated employees, as defined by the Employee Retirement Income Security Act of 1974 (ERISA), and (ii) designated as such by the plan administrator. The Restated Deferred Compensation Plan first applied to elections made by participating employees to defer compensation earned or vested after December 31, 2004. The provisions of the Original Plan will remain in effect for deferrals of compensation that was earned and vested before January 1, 2005.

Under the Restated Deferred Compensation Plan, generally, a participating employee may elect in December of each year to defer up to 100% of his or her salary and Management Incentive Plan bonus for the next calendar year (subject to reduction to facilitate compliance with applicable withholding requirements). The Company makes contributions during each calendar year for the benefit of each participant equal to the sum of (1) 4.75% of the participant’s base salary paid in such calendar year in excess of the Social Security taxable wage base in effect for such year, up to and including the dollar limit set forth in Section 401(a)(17) of the Internal Revenue Code, plus (2) 9.5% of the participant’s base salary paid in such calendar year in excess of the dollar limit in Section 401(a)(17) of the Internal Revenue Code.

A participant’s account will be credited with such participant’s deferred compensation, the Company’s contributions for such participant and any investment earnings, gains, losses or changes in value (from time to time, as provided in the Restated Deferred Compensation Plan). The administrator will keep a sub-account within the account of each person who was a participant before the effective date of the Restated Deferred Compensation Plan to reflect (i) the portion of the account attributable to deferred compensation amounts and Company contributions that were earned and vested before January 1, 2005 (which will continue to be governed by the provisions of the Original Plan) and (ii) the portion of the account attributable to deferred compensation amounts and Company contributions that were earned or vested after December 31, 2004 (which will be governed by the provisions of the Restated Deferred Compensation Plan). A participating employee is at all times fully vested in his or her account balance.

Investment elections may be made from the various investment alternatives selected by a participant from those made available by the Company from time to time. A participant may elect to have his or her account deemed invested in up to 10 investment alternatives, provided that an investment alternative must be applied to at least 10% of the total balance in the account and must be in a whole percentage amount. Notwithstanding the foregoing, the Company may invest contributions in investments other than the investments selected by the participant; however the participant’s return will be based on the results of his or her investment election (reduced for expenses as provided in the Restated Deferred Compensation Plan).

In the event of a participant’s disability or termination of employment for any reason, including retirement or death, the Company will pay the participant a termination benefit equal to the balance of the participant’s account in one lump sum within 2.5 months after the disability or termination of employment, provided that if stock of the Company is publicly traded on an established securities market (or otherwise), no payment will be made to a key employee (as defined in Section 416(i) of the Internal Revenue Code without regard to paragraph 5 of such section) of the Company or one of its affiliates within six months after such person’s separation from service (or the date of death, if earlier). In the event of a participant’s death before payment of the benefits pursuant to the preceding sentence, a death benefit equal to the balance in the participant’s account will be paid to the participant’s beneficiary in one lump sum within 2.5 months after the participant’s death. If the plan administrator, upon written request of a participant, determines in its sole discretion that the participant has suffered an unforeseeable financial emergency (as described in the Restated Deferred Compensation Plan), then the Company will pay the participant an amount necessary to meet the emergency in accordance with the provisions and subject to the limitations of the Restated Deferred Compensation Plan.

The Board of Directors may terminate, amend or modify the Restated Deferred Compensation Plan, subject to certain limitations set forth in the Restated Deferred Compensation Plan and applicable law. If the Restated Deferred Compensation Plan is terminated, (a) the portion of the participant’s account attributable to deferred compensation and Company contributions that were earned and vested before January 1, 2005 will be distributed in one lump sum and (b) the portion of the participant’s account attributable to deterred compensation and Company contributions that are earned or vested after December 31, 2004 will be distributed as and when such portion of the account would have been distributed if the plan had not terminated. The Restated Deferred Compensation Plan is intended to comply with the provisions of Internal Revenue Code Section 409A as enacted by the American Jobs Creation Act of 2004.

As with all non-qualified deferred compensation plans, a participating employee’s rights against the Company to receive the deferred amounts are limited to the rights of an unsecured general creditor. The Company’s obligation to pay benefits under the Original Plan and the Restated Deferred Compensation Plan is not backed by any security interest in the Company’s assets to assure payment of the deferred amounts.

Potential Payments upon Termination or Change in Control

Agreements Providing for Payments upon Termination or Change in Control

Employment Agreements

The employment agreements with Messrs. Caldarelli, Fickett, Littman, Tafler and Coleman could require the Company (or the applicable subsidiary) to make certain payments to those executive officers in connection with certain terminations of their employment, including in connection with a termination following a change of control of the Company. These agreements are described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-based Awards Table—Employment Agreements.”

Stock Option Agreements

2006 Equity and Performance Incentive Plan

Stock option agreements between the Company and Messrs. Caldarelli, Fickett and Littman for options granted to those executive officers under the 2006 Plan provide that upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) for cause or for any reason other than death, disability, termination by the executive officer for good reason or discharge of the executive officer without cause, all options will immediately cease vesting. Upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) without cause, as a result of death or disability or by the executive officer for good reason, all unvested options for the executive officer will become fully vested and exercisable as of the date of termination. In the event of termination of the executive officer’s employment by death or disability, by the Company (or the applicable subsidiary) without cause or by the executive officer for good reason, the options will be exercisable for a period ending on the earlier of (a) 12 months after the termination date and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated.

In the event of termination of employment by the executive officer without good reason, unvested options will immediately be cancelled and terminated, and vested options will be exercisable for a period ending on the earlier of (a) 90 days after termination of employment or, if the executive officer reasonably determines that he is prohibited or restricted from selling the shares in the public markets for any portion of such 90-day period, then 90 days after all restrictions cease, and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated. Stock option agreements between the Company and each of Messrs. Coleman and Tafler for options granted to those executive officers under the 2006 Plan provide that upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) other than for death or disability, the options will immediately cease vesting. Upon termination of the executive officer’s employment with the Company (or the applicable subsidiary) for any reason other than cause, death or disability, unvested options will immediately be cancelled and terminated, and vested options will be exercisable for a period ending on the earlier of (a) 90 days after the termination date and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated. Upon termination of the executive officer’s employment as a result of death or disability, if the termination date does not fall on an anniversary of the date of grant of the options, then for purposes of determining the extent to which the options have vested, the executive officer’s employment will be deemed terminated on the next occurring anniversary of the date of grant. Upon termination as a result of death or disability, unvested options will immediately be cancelled and terminated, and vested options will be exercisable for a period ending on the earlier of (a) 12 months after the termination date and (b) the date that is 10 years after the date of grant of the applicable option, and will, if unexercised after such period, be cancelled and terminated.

Stock option agreements between the Company and all of the named executive officers under the 2006 Plan provide that if an executive officer’s employment is terminated for cause, then all of his vested and unvested options will be cancelled and terminated as of the date of such termination and will no longer be exercisable as to any shares.  In addition, in connection with a merger, reorganization or similar transaction in which the Company is not the surviving entity, if the obligations of the options are not assumed by the surviving entity or if the Company fails to provide the executive officer with cash or property equal to the spread value of the options (aggregate fair market value of the shares subject to the options less the aggregate exercise price of the options), then the unvested options will become fully vested and exercisable prior to the effective date of such transaction.  In addition, if, in connection with a change of control transaction, the Company’s common stock is converted into cash, securities or other property or the Company’s common stock is no longer publicly traded, the performance conditions shall no longer apply to options or restricted stock subject to performance conditions based on the Company’s stock price.

2004 Stock Incentive Plan

Stock option agreements between the Company and each of Messrs. Caldarelli, Fickett, Littman, Tafler and Coleman for options granted to those executive officers under the 2004 Stock Incentive Plan provide that, upon termination of employment with the Company (or the applicable subsidiary), any unvested options will be immediately cancelled. In the case of termination of employment as a result of death or disability, the portion of the option that was scheduled to vest on the next vesting date will become immediately vested. Upon termination as a result of death or disability, vested options will be exercisable for a period of one year after the termination date (or if earlier, the date that is 10 years after the date of grant of the applicable option), and will, if unexercised after such period, be cancelled and terminated. Upon termination of the executive officer’s employment without cause or upon termination of his employment by the executive officer, vested options will be exercisable for a period of 90 days after the termination date (or if earlier, the date that is 10 years after the date of grant of the applicable option), and will, if unexercised after such period, be cancelled and terminated. If the executive officer’s employment is terminated for cause, then all vested options will be cancelled and terminated as of the date of such termination and will no longer be exercisable as to any shares.

Under the terms of the Veritas Merger Agreement, all outstanding stock options and stock awards (other than certain stock awards and stock options granted during the 2011 fiscal year would vest upon the consummation of the Veritas Merger.

Calculation of Potential Payments upon Termination or Change in Control

The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on October 1, 2010, and that the price per share of the Company’s common stock is equal to $14.12, the closing market price per share on October 1, 2010, the last trading day in fiscal year 2010.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason	Death or Disability
O. Joe Caldarelli (1)	Base Salary	$1,071,081	(4)	$1,338,851	(10)	—	$—
	Performance Bonus	2,227,887	(5)	3,520,020	(11)	—	1,002,980	(14)
	Acceleration of Equity Awards	692,760	(6)	692,760	(6)	—	692,760	(15)
	Continuation of Benefits	271,347	(7)	339,183	(12)	—	—
	Total	$4,263,075		$5,890,814			$1,695,740

Joel A. Littman	Base Salary	$450,000	(4)	$600,000	(10)	—	$—
	Performance Bonus	587,461	(5)	931,500	(11)	—	231,583	(14)
	Acceleration of Equity Awards	346,380	(6)	346,380	(6)	—	346,380	(15)
	Continuation of Benefits	92,910	(7)	123,880	(12)	—	—
	280G Tax Gross-Up	—		—	(13)	—	—
	Total	$1,476,751		$2,001,760			$577,963

Robert A. Fickett	Base Salary	$525,000	(4)	$700,000	(10)	—	$—
	Performance Bonus	1,055,469	(5)	1,663,593	(11)	—	219,709	(14)
	Acceleration of Equity Awards	461,840	(6)	461,840	(6)	—	187,500	(15)
	Continuation of Benefits	106,111	(7)	141,481	(12)	—	—
	280G Tax Gross-Up	—		—	(13)	—	—
	Total	$2,148,420		$2,966,914			$407,209

Andrew E. Tafler (1)(2)	Base Salary	$192,795	(4)	$192,795	(10)	—	$—
	Performance Bonus	202,864	(8)	202,864	(8)	—	—
	Acceleration of Equity Awards	—		—		—	81,340	(15)
	Continuation of Benefits	42,581	(7)	42,581	(12)	—	—
	Outplacement Services	15,000	(9)	15,000	(9)	—	—
	Total	$453,240		$453,240			$81,340

Don C. Coleman (2)	Base Salary	$202,000	(4)	$202,000	(10)	—	$—
	Performance Bonus	87,113	(8)	87,113	(8)	—	—
	Acceleration of Equity Awards	—		—		—	81,340	(15)
	Continuation of Benefits	53,363	(7)	53,363	(12)	—	—
	Outplacement Services	15,000	(9)	15,000	(9)	—	—
	Total	$357,476		$357,476			$81,340

(1)	Section 280G tax gross-up amounts should not apply to Mr. Caldarelli or Mr. Tafler, as they receive no U.S.-source income from the Company.

(2)	Mr. Coleman and Mr. Tafler are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “—Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “—Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on October 1, 2010. For Mr. Caldarelli and Mr. Tafler, salary amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(5)
The amounts shown represent (i) the amount of the Management Incentive Plan awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2010 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2008, 2009 and 2010 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(6)
The amounts shown represent the portion of Mr. Caldarelli’s, Mr. Fickett’s and Mr. Littman’s unvested stock options and awards as of October 1, 2010 and are based on the intrinsic value of the stock options and awards as of such date. This was calculated by adding the product of (i) the difference between the closing market price of a share of the Company’s common stock on October 1, 2010 ($14.12) and the applicable exercise price of the option by (ii) the assumed number of shares subject to stock options vesting on an accelerated basis on October 1, 2010 and the product of (i) $14.12 and (ii) the assumed number of share awards vesting on an accelerated basis on October 1, 2010.

(7)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(8)
The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Tafler and Mr. Coleman for fiscal year 2010. For Mr. Tafler, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(9)	The amounts shown assume full outplacement services for a 12-month period with a firm providing transition support for executives.

(10)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on October 1, 2010. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(11)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2010 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2008, 2009 and 2010 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(12)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(13)
The calculation of the potential 280G tax gross-up amounts reflect the reimbursement that we are required to pay to Mr. Fickett and Mr. Littman due to (i) excise taxes that are imposed upon the executive as a result of a change in control, (ii) income and excise taxes imposed upon the executive as a result of our reimbursement of the excise tax amount and (iii) additional income and excise taxes that are imposed upon the executive as a result of our reimbursement of the executive for any excise or income taxes. The calculation of the potential 280G gross-up amounts are based upon a 280G excise tax rate of 20% on payments that exceed the “base amount” as defined in the income tax regulations under Internal Revenue Code Section 280G, a 35% federal income tax rate, a 1.45% Medicare tax rate and a 9.3% state income tax rate. For purposes of the 280G calculation, it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the executive executing a non-competition agreement.

(14)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman and Fickett, as applicable, for fiscal year 2010. For Mr. Caldarelli, amounts are denominated in Canadian Dollars and were converted to U.S. Dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(15)
The amounts shown represent the portion of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s unvested stock options and awards as of October 1, 2010 that would accelerate upon termination for death or disability, and are based on the intrinsic value of the stock options and awards as of such date. This was calculated by adding the product of (i) the difference between the closing market price of a share of the Company’s common stock on October 1, 2010 ($14.12) and the applicable exercise price of the option by (ii) the assumed number of shares subject to stock options vesting on an accelerated basis on October 1, 2010 and the product of (i) $14.12 and (ii) the assumed number of share awards vesting on an accelerated basis on October 1, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information known to the Company with respect to the beneficial ownership of the Company’s common stock as of January 7, 2011 by: (1) each of the Company’s directors; (2) each of the Company’s named executive officers (defined below); (3) all of the Company’s directors and executive officers as a group; and (4) each person or group of affiliated persons whom the Company knows to beneficially own more than 5% of the Company’s outstanding common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person’s shares of common stock, underlying options that are exercisable within 60 days of January 7, 2011 are considered to be outstanding. To the Company’s knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 16,852,282  shares outstanding as of January 7, 2011.

The address for those individuals for whom an address is not otherwise indicated is: c/o CPI International, Inc., 811 Hansen Way, Palo Alto, California 94303.

Name and Address of Beneficial Owner	Number of Shares	Number of Shares Subject to Options(15)	Percent of Class
Cypress Associates II LLC(1)	8,868,738	—	52.6%
Cypress Merchant Banking Partners II L.P.(1)	8,429,065	—	50.0%
Catalyst Holdings, Inc.(2) c/o Veritas Capital Fund Management L.L.C. 590 Madison Avenue, New York, NY 10022	8,390,519	—	49.8%
AQR Capital Management LLC (3) 2 Greenwich Plaza 3rd floor Greenwich, CT 06830-6353	1,107,307	—	6.6%
Cypress Merchant B II C.V.(1)	358,332	—	2.1%
55th Street Partners II L.P.(1)	81,341	—	*
Cypress Side-by-Side LLC(4)	17,773	—	*
Jeffrey P. Hughes(5)(6)	8,886,648	—	52.7%
Michael F. Finley (7)	34,931	—	*
Michael Targoff (8)	78,170	24,517	*
William P. Rutledge(9)	17,650	6,000	*
Stephen R. Larson(10)	16,799	6,000	*
O. Joe Caldarelli	151,784	980,110	6.3%
Robert A. Fickett(11)	30,544	603,066	3.6%
Joel A. Littman(12)	39,055	364,254	2.3%
Don C. Coleman(13)	8,000	190,391	1.2%
John R. Beighley(14)	4,000	102,970	*
Andrew E. Tafler	5,701	142,446	*
Executive officers and directors as a group (11 people)	9,273,282	2,419,754	60.7%

*	Represents less than 1% of total.

(1)
Cypress Associates II LLC (“Cypress Associates”) is the managing general partner of Cypress Merchant B II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P. (all such funds, collectively, the “Cypress Funds”), and has voting and investment power over the shares held or controlled by each of the Cypress Funds. Mr. Hughes and James A. Stern are managing members of Cypress Associates. Mr. Hughes is also a member of the investment committee that exercises voting control over the shares owned by the Cypress Funds. The address of Cypress Associates and the Cypress Funds is c/o Cypress Advisors, Inc., 437 Madison Ave, 33rd Floor, NY, NY 10022.

(2)
On December 6, 2010, Catalyst Holdings, Inc., The Veritas Capital Fund IV, L.P., Veritas Capital Partners IV, L.L.C. and Robert B. McKeon jointly filed a Schedule 13D with the SEC with respect to the 8,390,519 shares (subject to adjustment as set forth in the Schedule 13D) of CPI’s common stock that are the subject of a voting agreement with the Cypress Funds. As a result of the terms of the voting agreement, Catalyst Holdings, Inc. may be deemed to have certain shared power to vote and shared power to direct the disposition of the 8,390,519 shares (subject to adjustment as set forth in the Schedule 13D) that are the subject of the voting agreement. Veritas Capital Partners IV, L.L.C is the general partner of The Veritas Capital Fund IV, L.P., and Mr. McKeon is the sole managing member of such general partner. The Veritas Capital Fund IV, L.P. holds 100% of the equity of Catalyst Holdings, Inc. Share ownership and other information contained herein concerning these reporting persons is based solely on the Schedule 13D filed by them. Each of the filers of the Schedule 13D disclaims any beneficial ownership of shares of CPI’s common stock, and nothing herein or in the Schedule 13D shall be deemed to be an admission by the filers as to the beneficial ownership of such shares.

(3)
As of September 30, 2010, based on a Schedule 13F Holdings Report filed with the Securities and Exchange Commission on November 16, 2010 reporting sole investment discretion as to all of such shares and sole voting authority as to all of such shares.

(4)
Cypress Side-by-Side LLC is a single member limited liability company of which James A. Stern is the sole member. The address of Cypress Side-by-Side LLC is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, New York 10022.

(5)
Mr. Hughes is a managing member of Cypress Associates, and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Cypress Associates and by the Cypress Funds. In addition, Mr. Hughes is a member of the investment committee that exercises voting control over the shares owned by the Cypress Funds. Mr. Hughes disclaims beneficial ownership of the shares shown as beneficially owned by Cypress Associates and the shares shown as beneficially owned by the Cypress Funds.

(6)
Number of shares beneficially owned includes 9,646 unvested shares, which will vest in three equal installments on the day before the 2011, 2012 and 2013 annual stockholders’ meeting. Unvested shares are subject to forfeiture restrictions in the event of the termination of Mr. Hughes’ status as a director (other than due to death or disability).

(7)
Number of shares beneficially owned includes 3,215 unvested shares, all of which will vest on the day before the 2011 annual stockholders’ meeting. Unvested shares are subject to forfeiture restrictions in the event of the termination of Mr. Finley’s status as a director (other than due to death or disability).

(8)
Number of shares beneficially owned includes 3,642 unvested shares, all of which will vest on the day before the 2011 annual stockholders’ meeting. Unvested shares are subject to forfeiture restrictions in the event of the termination of Mr. Targoff’s status as a director (other than due to death or disability).

(9)
Number of shares beneficially owned includes 3,642 unvested shares, all of which will vest on the day before the 2011 annual stockholders’ meeting. Unvested shares are subject to forfeiture restrictions in the event of the termination of Mr. Rutledge’s status as a director (other than due to death or disability).

(10)
Number of shares beneficially owned includes 9,646 unvested shares., which will vest in three equal installments on the day before the 2011, 2012 and 2013 annual stockholders’ meeting. Unvested shares are subject to forfeiture restrictions in the event of the termination of Mr. Larson’s status as a director (other than due to death or disability).

(11)
Number of shares beneficially owned includes 8,000 unvested shares. 2,000 of the unvested shares will vest on November 30, 2011, and the remaining 6,000 unvested shares will vest in three equal installments in February 2011, 2012 and 2013. Unvested shares are generally subject to forfeiture restrictions in the event of the termination of Mr. Fickett’s employment by the Company (or the applicable subsidiary) for cause (as defined in his employment agreement) or if he terminates his employment with the Company (or the applicable subsidiary) without good reason (as defined in his employment agreement).

(12)
Number of shares beneficially owned includes 6,000 unvested shares. 1,500 of the unvested shares will vest on November 30, 2011, and the remaining 4,500 unvested shares will vest in three equal installments in February 2011, 2012 and 2013. Unvested shares are generally subject to forfeiture restrictions in the event of the termination of Mr. Littman’s employment by the Company (or the applicable subsidiary) for cause (as defined in his employment agreement) or if he terminates his employment with the Company (or the applicable subsidiary) without good reason (as defined in his employment agreement).

(13)
Number of shares beneficially owned includes 4,000 unvested shares. 1,000 of the unvested shares will vest on November 30, 2011, and the remaining 3,000 unvested shares will vest in three equal installments in February 2011, 2012 and 2013. Unvested shares are generally subject to forfeiture restrictions in the event of the termination of Mr. Coleman’s employment.

(14)
Number of shares beneficially owned includes 2,000 unvested shares. 500 of the unvested shares will vest on November 30 2011, and the remaining 1,500 unvested shares will vest in three equal installments in February 2011, 2012 and 2013. Unvested shares are generally subject to forfeiture restrictions in the event of the termination of Mr. Beighley’s employment.

(15)
Includes vested options and options that will vest within 60 days of January 7, 2011. An aggregate of 1,215,943 options, or 50.3% of the options exercisable by executive officers and directors, were issued prior to the Company’s initial public offering. They were issued either through grants of options made prior to the January 2004 acquisition of the Company by affiliates of The Cypress Group that were not cashed out in connection with that acquisition and were “rolled over” as an investment into the acquired company or through grants made as an adjustment to compensate option holders for not participating in a $75.8 million special distribution to stockholders in 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 1, 2010 with respect to the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	1,784,442	$8.08	1,761,219	(4)
Equity compensation plans not approved by security holders (2)	1,744,975	$4.40	----

(1)	Consists of the Company’s 2000 Stock Option Plan and 2006 Equity and Performance Incentive Plan. Includes all nonqualified stock options and unvested restricted stock units.

(2)	Consists of the Company’s 2004 Stock Incentive Plan.

(3)
An aggregate of 1,397,330 options, or 39.6% of the total outstanding options, warrants and rights, were issued prior to the Company’s initial public offering. They were issued either through grants of options made prior to the January 2004 acquisition of the Company by affiliates of The Cypress Group that were not cashed out in connection with that acquisition and were “rolled over” as an investment into the acquired company or through grants made as an adjustment to compensate optionholders for not participating in a $75.8 million special distribution to stockholders in 2005.

(4)	Includes 476,536 shares available for future issuance under the Company’s 2006 Employee Stock Purchase Plan.

2004 Stock Incentive Plan

In January 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”) for the purpose of recruiting and retaining key employees, directors and consultants by providing incentives through the granting of awards under the 2004 Plan. The 2004 Plan was not approved by securityholders of the Company. All awards granted under the 2004 Plan are non-qualified options to purchase common stock, and the Company has ceased making awards under the 2004 Plan. Options granted under the 2004 Plan included time-vesting options and “performance-based” vesting options. All outstanding options that were subject to “performance-based” vesting under the 2004 Plan are fully vested.

The 2004 Plan is administered by a Committee of the Board of Directors designated by the Board (the “2004 Plan Committee”), which committee is currently the Company’s Compensation Committee. The 2004 Plan Committee has discretion and power in interpreting and operating the 2004 Plan. The exercise prices of the options granted under the 2004 Plan were determined by the 2004 Plan Committee and were set forth in individual stock option agreements. No option is exercisable more than 10 years after the date of grant.

Generally, upon termination of employment, all unvested options under the 2004 Plan will immediately cease vesting and terminate. However, in the case of termination as a result of death or disability, the portion of the option that was scheduled to vest on the next vesting date will become immediately vested, and the remainder of the holder’s unvested options under the 2004 Plan will terminate.

If a holder’s employment is terminated other than for death, disability or cause, then an optionholder’s vested options under the 2004 Plan generally will remain exercisable for a 90-day period following termination (or, if earlier, the scheduled termination of the options), after which time all of the holder’s unexercised options under the 2004 Plan will terminate.

In the event of the death or disability of an optionholder, the holder’s vested options will only be exercisable for the one-year period following the date of death (or, if earlier, the scheduled termination of the options). The options will terminate at the end of that period. If the employment of an optionholder is terminated for cause, then all of the holder’s vested options under the 2004 Plan generally will immediately terminate and will no longer be exercisable.

Upon a merger, reorganization or sale of substantially all of the assets of the Company or other change-of-control events specified in the 2004 Plan, the 2004 Plan Committee may, but will not be obligated to: (1) accelerate, vest or cause restrictions to lapse with respect to all or any portion of the options; (2) cancel the options for fair value, as determined in the sole discretion of the 2004 Plan Committee; (3) provide for the issuance of substitute options that will substantially preserve the otherwise applicable terms of any affected options previously granted under the 2004 Plan, as determined by the 2004 Plan Committee, in its sole discretion; or (4) provide that for a period of at least 15 days prior to the change-of-control transaction, the options will be exercisable as to all shares subject to the options and that upon the occurrence of the change of control, the options will terminate.

In the event of any change in the outstanding shares of common stock by reason of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or transaction or exchange of shares or other corporate exchange, any distribution to stockholders of shares (but excluding any cash distribution or dividend) or any transaction similar to the foregoing, the 2004 Plan Committee, will make equitable, proportionate and appropriate substitutions or adjustments as to (1) the number or kind of shares or other securities issued or reserved for issuance pursuant to the 2004 Plan or pursuant to outstanding awards under the 2004 Plan, (2) the exercise price of any stock option or any stock appreciation right and/or (3) any other affected terms of such awards under the 2004 Plan. The foregoing adjustments will be made by the 2004 Plan Committee, whose determination as to what adjustments will be made, and the extent thereof, will be final, binding and conclusive.

Unless otherwise determined by the 2004 Plan Committee, an option will not be transferable or assignable by the participant other than by will or the laws of descent and distribution. An option exercisable after the death of a participant may be exercised by the legatees, personal representatives or distributes of the participant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Persons

The Company’s Audit Committee is responsible for reviewing and approving related-party transactions subject to disclosure under Item 404 of Regulation S-K. While the Company has no formal policy or procedure for the review, approval or ratification of such related-party transactions, the Audit Committee must review the material facts of any related-party transaction and approve that transaction. In making its decisions to approve or ratify a related-party transaction, the Audit Committee will consider factors such as whether the terms of the related-party transaction are no less favorable than terms generally available in an arms’ length transaction, the benefit of such transaction to the Company and the aggregate value of the transaction.

In addition, the Company has a written conflicts-of-interest policy, which is part of the Company’s code of legal and ethical conduct, that requires all employees and consultants to avoid situations that present an actual or potential conflict between personal interests and interests of the Company and/or its subsidiaries. Employees or consultants who are involved in a transaction, activity or relationship that constitutes or could reasonably constitute a conflict of interest, or any person who becomes aware of such conflict of interest, must promptly report it to his or her supervisor, department manager, human resources manager, division president or any other officer of the Company. Any manager receiving details regarding such potential conflict of interests must disclose the details to the division human resources manager and the division president or to an officer of the Company, with final approval authority relating to conflicts of interests relating to employees or consultants resting with the division president or an officer of the Company. Actual or potential conflicts of interest involving executive officers or directors must be reported to the chairman of the Audit Committee and should be resolved by the Board of Directors. In addition, certain specific employee conflict-of-interest situations will require approval prior to engaging in the activity or approval prior to becoming employed by the Company (e.g., accepting employment or consulting work with another business enterprise that competes with the Company or engages in sale or purchase of products or service with the Company; holding certain financial interests, or having immediate family members with certain financial interests, in organizations with which the Company has a business relationship; and having personal relationships with another person who has significant financial or employment relationship with a competitor, customer or supplier of the Company). Failure to adhere to the provisions of the policy will result in disciplinary action, including leading up to termination of employment.

Certain Transactions

Registration Rights Agreement

The Company entered into a registration rights agreement with Cypress on January 23, 2004. In connection with the initial public offering of the Company’s common stock, this registration rights agreement was amended and restated on April 27, 2006. Under the amended and restated registration rights agreement, Cypress and its affiliates and certain persons who acquire the Company’s common stock from them (the “Cypress Holders”) have the right, subject to certain limitations, to demand that the Company file a registration statement under the Securities Act covering all or a portion of such Cypress Holders’ shares of the Company’s common stock. The Cypress Holders may not make more than six demands.

In addition, the amended and restated registration rights agreement grants the Cypress Holders customary piggyback registration rights. If the Company proposes to register any common stock under the Securities Act (pursuant to a demand or otherwise) other than on a registration statement on Form S-4 or S-8, or in connection with an exchange offer, each of the Cypress Holders may elect to include in, or piggyback on, the registration all or a portion of the shares of the Company’s common stock held by such Cypress Holders. However, the managing underwriter, if any, of the offering pursuant to the registration has the right to limit the number of shares to be included by these holders. In connection with an offering of common stock, the Company will agree to indemnify the selling Cypress Holders and their controlling persons against certain liabilities, including liabilities under the Securities Act. In addition, the Company will bear all registration expenses incurred in connection with these registrations. The selling stockholders will pay all underwriting fees, discounts and commissions applicable to the sale of their securities. For the first two demand registrations that are underwritten offerings, the Company will agree to use commercially reasonable efforts to make senior management available for road show presentations.

COMPOSITION OF THE BOARD; DIRECTOR INDEPENDENCE

Composition of the Board of Directors

The Company’s amended and restated bylaws provide that the Board of Directors will consist of not less than three and not more than 15 persons, with the exact number of directors to be determined from time to time by resolution of the Board of Directors. The Board of Directors currently consists of six directors and is divided into three classes as described below, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. Messrs. Hughes and Larson are serving as Class I directors (with a term expiring at the Company’s annual stockholders’ meeting to be held in 2013). Messrs. Rutledge and Targoff are serving as Class II directors (with a term expiring at the Company’s annual stockholders’ meeting to be held in 2011). Messrs. Caldarelli and Finley are serving as Class III directors (with a term expiring at the Company’s annual stockholders’ meeting to be held in 2012).

Because funds affiliated with The Cypress Group (collectively, “Cypress”) own collectively more than 50% of the Company’s stockholder voting power, the Company currently qualifies for the controlled company exception of The Nasdaq Stock Market rule 4350(c), which provides that so long as Cypress continues to own more than 50% of the Company’s stockholder voting power, the Company will be exempt from the rules that would otherwise require that the Company’s Board of Directors consists of a majority of independent directors, as defined under The Nasdaq Stock Market rules, and that the Company’s Compensation Committee and Nominating and Governance Committee consist only of independent directors. Currently, the Company’s Board of Directors consists of a majority of independent directors as defined under The Nasdaq Stock Market rules, and all of the members of the Company’s Compensation Committee and Nominating and Governance Committee are independent directors as defined under The Nasdaq Stock Market rules.

Independence of Directors

The Company’s Board of Directors has determined that Messrs. Targoff, Finley, Larson and Rutledge, all current members of the Board of Directors, are independent members of the Board of Directors as defined under the rules of The Nasdaq Stock Market and the rules and regulations of the Securities and Exchange Commission and that Mr. Hughes is an independent member of the Board of Directors as defined under the rules of The Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

The following table sets forth the aggregate fees billed to the Company by KPMG LLP for professional services during fiscal years 2010 and 2009, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2010	2009
Audit Fees	$1,190	$1,127
Audit-related Fees	76	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,266	$1,127

Audit Fees

Consists of fees for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that were provided by KPMG LLP in connection with statutory and regulatory filings or engagements. For both fiscal years 2010 and 2009, the audit scope included a review of internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit related fees for fiscal year 2010 includes fees paid for review of audit workpapers in connection with due diligences services.

PRE-APPROVAL POLICIES AND PROCEDURES

Under the policies and procedures established by the Board of Directors of the Company, the Audit Committee must pre-approve the audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee.

Company management and the independent auditors will each confirm to the Audit Committee that each non-audit service submitted for pre-approval is permissible under all applicable legal requirements. The term of any pre-approval pursuant to the policy will be 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.

Delegation

The Audit Committee may delegate pre-approval authority to one or more of its members provided that such member(s) is not a member of management. The member or members to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Audit Services

The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, company structure or other matters. In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant pre-approval for other audit services, which are those services that only the independent auditors reasonably can provide.

Audit-related Services and Tax Services

The Audit Committee believes that the provision of audit-related services does not impair the independence of the auditors, and therefore the Audit Committee may pre-approve such services. The Audit Committee believes that the independent auditors can provide tax services to the Company such as tax compliance, tax planning and tax advice without impairing the auditors’ independence, and accordingly, the Audit Committee may pre-approve tax services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) All financial statements. The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Part IV of the Original Filing.

(a)(2) Financial statement schedules. The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Part IV of the Original Filing.

(a)(3) Exhibits. See Exhibit Index for a list of exhibits filed or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI International, Inc.
	By:	/s/ O. JOE CALDARELLI
O. Joe Caldarelli Chief Executive Officer
Date: January 27, 2011
	By:	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: January 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI	Chief Executive Officer and Director	January 27, 2011
O. Joe Caldarelli	(Principal Executive Officer)
/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer	January 27, 2011
Joel A. Littman	and Secretary (Principal Financial and Accounting Officer)
MICHAEL TARGOFF*	Chairman of the Board of Directors	January 27, 2011
Michael Targoff
MICHAEL F. FINLEY*	Director	January 27, 2011
Michael F. Finley
JEFFREY P. HUGHES*	Director	January 27, 2011
Jeffrey P. Hughes
STEPHEN R. LARSON*	Director	January 27, 2011
Stephen R. Larson
WILLIAM P. RUTLEDGE*	Director	January 27, 2011
William P. Rutledge

*By:	/s/ JOEL A. LITTMAN
Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

21	Subsidiaries of the Registrant (Exhibit 21)(27)
23.1	Consent of KPMG LLP (Exhibit 23.1)(28)
24	Powers of Attorney of the Board of Directors and Officers (Exhibit 24)(27)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

Exhibit Number	Exhibit Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Communications & Power Industries Inc.’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995
(2)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2000 (File No. 033-96858)
(3)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858)
(4)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002
(5)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003
(6)	Incorporated by reference to Communications & Power Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003
(7)	Incorporated by reference to Communications & Power Industries Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2004
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2005
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on April 19, 2005
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2005

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed on May 15, 2006
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on December 13, 2006
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 12, 2007
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on December 11, 2007
(21)	Incorporated by reference to the Registrant’s Form 10-Q filed on February 6, 2008
(22)	Incorporated by reference to the Registrant’s Form 10-K filed on December 15, 2008
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on February 25, 2009
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on February 26, 2010
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on November 15, 2010
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on November 29, 2010
(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 10, 2010
(28)	Incorporated by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A filed on December 16, 2010