Form 10-Q
period 2010-12-31
CPI INTERNATIONAL, INC.
filed 2011-02-09
CIK 1279176

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: 16,854,595 shares of Common Stock, $0.01 par value, at February 1, 2011.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, risks associated with our pending merger agreement with an affiliate of The Veritas Capital Fund IV, L.P. (including the risk that the merger may not be consummated); competition in our end markets; our significant amount of debt and our ability to refinance our debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts; export restrictions and other laws and regulations; international laws; changes in technology; the impact of unexpected costs; the impact of a general slowdown in the global economy; the impact of environmental laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our other filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

CPI INTERNATIONAL, INC.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	December 31,	October 1,
	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$59,907	$42,829
Restricted cash	3,060	1,804
Accounts receivable, net	39,423	45,707
Inventories	78,445	75,208
Deferred tax assets	11,887	11,030
Prepaid and other current assets	6,112	6,459
Total current assets	198,834	183,037
Property, plant, and equipment, net	52,550	54,259
Deferred debt issue costs, net	1,344	1,604
Intangible assets, net	71,730	72,474
Goodwill	162,225	162,225
Other long-term assets	5,465	4,677
Total assets	$492,148	$478,276

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$66,000	$66,000
Accounts payable	22,195	24,290
Accrued expenses	29,837	23,653
Product warranty	5,418	5,101
Income taxes payable	3,522	5,022
Advance payments from customers	21,766	14,218
Total current liabilities	148,738	138,284
Deferred income taxes	21,542	21,707
Long-term debt, less current portion	128,937	128,934
Other long-term liabilities	5,451	5,411
Total liabilities	304,668	294,336
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 90,000 shares authorized; 17,059 and 17,020 shares issued; 16,852 and 16,813 shares outstanding)	171	170
Additional paid-in capital	81,235	80,015
Accumulated other comprehensive loss	(44)	(141)
Retained earnings	108,918	106,696
Treasury stock, at cost (206 shares)	(2,800)	(2,800)
Total stockholders’ equity	187,480	183,940
Total liabilities and stockholders' equity	$492,148	$478,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data – unaudited)

	Quarter Ended
	December 31, 2010	January 1, 2010
Sales	$89,020	$82,767
Cost of sales	64,099	59,327
Gross profit	24,921	23,440
Operating costs and expenses:
Research and development	3,130	2,556
Selling and marketing	5,244	5,040
General and administrative	6,316	5,525
Amortization of acquisition-related intangible assets	686	687
Strategic alternative transaction expenses	2,657	-
Total operating costs and expenses	18,033	13,808
Operating income	6,888	9,632
Interest expense, net	3,711	3,881
Income before income taxes	3,177	5,751
Income tax expense	955	1,910
Net income	$2,222	$3,841

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges and minimum pension liability adjustment	97	844
Comprehensive income	$2,319	$4,685

Earnings per common share - Basic	$0.13	$0.23
Earnings per common share - Diluted	$0.12	$0.21

Shares used to compute earnings per common share - Basic	16,695	16,452
Shares used to compute earnings per common share - Diluted	18,076	17,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL, INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Quarter Ended
	December 31,	January 1,
	2010	2010
Cash flows from operating activities
Net cash provided by operating activities	$17,487	$9,564

Cash flows from investing activities
Capital expenditures	(447)	(811)
Payment of patent application fees	(6)	-
Net cash used in investing activities	(453)	(811)

Cash flows from financing activities
Payment for Senior Credit Facilities agreement amendment (Note 6)	(379)	-
Proceeds from issuance of common stock to employees	217	189
Proceeds from exercise of stock options	136	14
Excess tax benefit on stock option exercises	70	2
Net cash provided by financing activities	44	205

Net increase in cash and cash equivalents	17,078	8,958
Cash and cash equivalents at beginning of period	42,829	26,152
Cash and cash equivalents at end of period	$59,907	$35,110

Supplemental cash flow disclosures
Cash paid for interest	$800	$1,054
Cash paid for income taxes, net of refunds	$3,284	$2,273

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

Liquidity: The Company has historically financed, and intends to continue to finance, its capital and working capital requirements including debt service and internal growth, through a combination of cash flows from its operations and borrowings under its senior credit facilities. In addition, the Company is party to a merger agreement, as described in further details in Note 4, with Catalyst Acquisition, Inc., a wholly owned subsidiary of CPI International Acquisition, Inc. (formerly Catalyst Holdings, Inc.). Catalyst Acquisition, Inc. and CPI International Acquisition, Inc. are affiliates of The Veritas Capital Fund IV, L.P. (the “Veritas Fund”). If the merger closes, the Company expects to receive financing proceeds as a result of an equity contribution from the Veritas Fund and certain of its affiliates and net proceeds from the offering of senior notes and borrowings under the new term loan facility expected to be entered into by CPI International Acquisition, Inc. at the closing of the current pending merger.

If the merger closes, the Company believes that the financial resources from the refinancing taking place in connection with the merger, its cash on hand, and expected cash flows from operations will be sufficient to meet its business requirements, including capital expenditures and working capital requirements for the next 12 months, and to repay the $66.0 million outstanding under its senior credit facility term loan scheduled to come due on August 1, 2011, as well as the $117.0 million of its outstanding 8% senior subordinated notes and the $12.0 million of its outstanding floating rate senior notes prior to their scheduled maturity dates. It is anticipated that the amounts outstanding under the Company's existing senior credit facility term loan and under its currently outstanding notes will be repaid in connection with the merger.

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2011 and 2010 comprised the 52-week periods ending September 30, 2011 and October 1, 2010, respectively. The first quarters of both fiscal years 2011 and 2010 include 13 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The accompanying unaudited condensed consolidated financial statements of the Company as of December 31, 2010 and for the first quarter of fiscal years 2011 and 2010 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010. The condensed consolidated balance sheet as of October 1, 2010 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended December 31, 2010 are not necessarily indicative of results to be expected for the full year. Should the merger noted above and discussed in note 4 be completed, the Company anticipates the transaction will be accounted for as a business combination and result in a change in basis of its balance sheet as of the merger date. Such accounting will result in significant changes to the Company’s balance sheet and income statement in future periods including recording all assets and liabilities at fair value as of the merger date, recognition of additional goodwill and, in periods after the merger, increased amortization of intangible assets which will reduce net income.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Use of Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory valuation; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition of share-based compensation; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2.	Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted the provisions of this guidance under ASU 2009-13 effective October 2, 2010. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the Accounting Standards Codification (“ASC”) Topic 985, “Software.” ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company adopted the provisions of this update under ASU 2009-14 effective October 2, 2010. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” as a further clarification to ASC 810-10, “Consolidation of Variable Interest Entities.” ASU 2009-17, upon adoption, requires the use of a qualitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends the guidance for determining if an entity is a VIE and enhances the disclosure requirements regarding an enterprise’s involvement with a VIE. The Company adopted the provisions of this update under ASU 2009-17 effective October 2, 2010. Since the Company does not currently have variable interest entities, this update did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurements.” This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The Company adopted the provisions of this guidance under ASU 2009-06, except for Level 3 reconciliation disclosures, effective January 2, 2010 with no impact on the Company’s consolidated results of operations, financial position or cash flows. The level 3 reconciliation disclosures are effective for annual periods beginning after December 15, 2010, and for interim periods within those fiscal years. As the level 3 reconciliation is also disclosure-related, its adoption is not expected to have an impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. The Company adopted the provisions of this update under ASU 2010-17 effective October 2, 2010. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU 2010-28, “Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. As this ASU is disclosure-related, it is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

3.             Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	December 31,	October 1,
	2010	2010
Accounts receivable	$39,498	$45,819
Less: Allowance for doubtful accounts	(75)	(112)
Accounts receivable, net	$39,423	$45,707

Inventories:    The following table provides details of inventories:

	December 31,	October 1,
	2010	2010
Raw material and parts	$44,039	$42,167
Work in process	25,803	24,531
Finished goods	8,603	8,510
	$78,445	$75,208

    Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Quarter Ended
	December 31,	January 1,
	2010	2010
Balance at beginning of period	$3,737	$4,068
Provision for loss contracts, charged to cost of sales	1,594	1,111
Credit to cost of sales upon revenue recognition	(426)	(668)
Balance at end of period	$4,905	$4,511

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	December 31,	January 1,
	2010	2010
Inventories	$4,018	$4,391
Accrued expenses	887	120
	$4,905	$4,511

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Product Warranty:    The following table summarizes the activity related to product warranty:

	Quarter Ended
	December 31,	January 1,
	2010	2010
Beginning accrued warranty	$5,101	$3,845
Actual costs of warranty claims	(1,334)	(1,170)
Estimates for product warranty, charged to cost of sales	1,651	1,286
Ending accrued warranty	$5,418	$3,961

Accumulated Other Comprehensive Income:    The following table provides the components of accumulated other comprehensive income in the condensed consolidated balance sheets:

	December 31,	October 1,
	2010	2010
Unrealized gain on cash flow hedges, net of tax	$272	$175
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(316)	(316)
	$(44)	$(141)

4.             Merger Agreement

The Company entered into an Agreement and Plan of Merger dated as of November 24, 2010 ("Merger Agreement") with Catalyst Acquisition, Inc. ("Merger Sub"), an indirect wholly owned subsidiary of CPI International Acquisition, Inc. (formerly Catalyst Holdings, Inc.). CPI International Acquisition, Inc. is an indirect wholly owned subsidiary of CPI International Holding Corp. (“Parent”). Parent, Merger Sub and CPI International Acquisition, Inc. are affiliates of the Veritas Fund.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Other Merger-Related Transactions

In connection with the Merger, Communications & Power Industries, Inc. has offered to purchase all $117.0 million aggregate principal amount of its existing outstanding 8% Senior Subordinated Notes due 2012 (the “8% Notes”), and CPII has offered to purchase all $12.0 million aggregate principal amount of its existing outstanding Floating Rate Senior Notes due 2015 (the “FR Notes’’) pursuant to tender offers and related consent solicitations. The outstanding consents required to approve the proposed amendments to the indenture governing the 8% Notes and the FR Notes have been received. Any 8% Notes not tendered will be redeemed according to the terms of the indenture governing the 8% Notes. All holders of the FR Notes have validly tendered their notes and consents.

At the closing of the Merger, the Company expects to refinance its existing senior credit facility. Parent has received an equity commitment letter from the Veritas Fund pursuant to which the Veritas Fund has committed to invest, or have its affiliates invest, up to $220.0 million, plus certain additional amounts, solely for the purpose of purchasing equity securities of an indirect parent of CPI International Acquisition, Inc. in order to provide a portion of the financing required for the Merger and the other transactions contemplated by the Merger Agreement. Actual funding from the Veritas Fund and its affiliates will depend on, among other things, the amount of the Company’s cash balances at the Merger closing date.

In addition, the remainder of the funding for the Merger, the associated refinancing of the Company's debt and fees and expenses is expected to come from a $215.0 million aggregate principal amount note offering by Parent and a new credit facility for Parent consisting of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility.

Strategic Alternative Transaction Expenses

The Company incurred during the first quarter of fiscal year 2011 non-recurring transaction costs, reported as “strategic alternative transaction expenses” in the condensed consolidated statement of income and comprehensive income, in the amount of $2.7 million. Such transaction expenses comprised fees for investment bankers, attorneys and other professional services rendered in connection with the sale of the Company, including the Merger.

5.             Financial Instruments

The Company’s non-financial assets (including goodwill, intangible assets, inventories and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the first quarter of fiscal years 2011 and 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of December 31, 2010, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives and interest rate swap derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$46,401	$46,401	$-	$-
Mutual funds2	185	185	-	-
Foreign exchange forward derivatives3	739	-	739	-
Total assets at fair value	$47,325	$46,586	$739	-

Liabilities:
Interest rate swap derivative4	$493	$-	$493	$-
Total liabilities at fair value	$493	$-	$493	$-

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

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt as of December 31, 2010 and October 1, 2010 was $194.0 million and $192.6 million, respectively, compared to the carrying value of $194.9 million as of both dates.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

6.             Senior Credit Facilities Agreement Amendment

In November 2010, Communications & Power Industries entered into Amendment and Waiver No. 1 (the “Amendment”) to its Senior Credit Facilities. The Senior Credit Facilities will mature and become due and payable on August 1, 2011 if CPI does not refinance or repay its 8% Senior Subordinated Notes prior to such date. The Amendment effects several technical changes to the Senior Credit Facilities including, among other items: (1) as a result of the potential maturity of the credit agreement on August 1, 2011, Communications & Power Industries is not currently permitted to have letters of credit under the credit agreement which extend beyond July 27, 2011; the Amendment permits Communications & Power Industries to obtain letters of credit outside the credit agreement (including depositing cash with the issuing banks to secure its obligations under those letters of credit) provided that the total amount of letters of credit that Communications & Power Industries may have outstanding at any time shall not exceed $10 million in the aggregate; (2) the Amendment clarifies that entering into a merger agreement and an associated voting agreement would not trigger defaults under the credit agreement. The Company paid $0.4 million for the Senior Credit Facilities agreement amendment. This amount is included in deferred debt issue costs, net in the condensed consolidated balance sheet as of December 31, 2010.

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

The Company’s Canadian dollar forward contracts in effect as of December 31, 2010 have durations of 3 to 12 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At December 31, 2010, the unrealized gain, net of tax of $0.3 million, was $0.6 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of income. The time value was not material for the first quarter of fiscal years 2011 and 2010. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative in the consolidated statements of income. No ineffective amounts were recognized due to hedge ineffectiveness in the first quarter of fiscal year 2011. The gain recognized in general and administrative due to hedge ineffectiveness was insignificant for the first quarter of fiscal year 2010.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

As of December 31, 2010, the Company had entered into Canadian dollar forward contracts for approximately $18.9 million (Canadian dollars), or approximately 53% of estimated Canadian dollar denominated expenses for January 2011 through September 2011, at an average rate of approximately 0.96 U.S. dollar to Canadian dollar.

Interest Rate Contracts: The Company also uses derivative instruments in order to manage interest costs and risk associated with its long-term debt. During fiscal year 2007, the Company entered into an interest rate swap contract (the “2007 Swap”) to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. The Company has structured the 2007 Swap with decreasing notional amounts such that it is less than the balance of its term loan under its senior credit facilities. The notional value of the 2007 Swap was $25.0 million at December 31, 2010 and represented approximately 38% of the aggregate term loan balance. The Swap agreement is effective through June 30, 2011. Under the provisions of ASC 815, this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan, which permitted recording the fair value of the 2007 Swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the consolidated balance sheets. At December 31, 2010, the unrealized loss, net of tax of $0.2 million, was $0.3 million. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. Gains and losses representing hedge ineffectiveness are immediately recognized in interest expense, net in the consolidated statements of income.

See Note 5, Financial Instruments, for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at December 31, 2010 and October 1, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2010	October 1, 2010	Balance Sheet Location	December 31, 2010	October 1, 2010
Derivatives designated as hedging instruments
Interest rate contracts				Accrued expenses	$493	$816

Forward contracts	Prepaid and other current assets	$739	$437
Total derivatives designated as hedging instruments		$739	$437		$493	$816

    As of December 31, 2010 and October 1, 2010, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income for the first quarter of fiscal years 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Three Months Ended			Three Months Ended			Three Months Ended
	December 31, 2010	January 1, 2010		December 31, 2010	January 1, 2010		December 31, 2010	January 1, 2010
Interest rate contracts	$46	$(84)	Interest expense, net	$(277)	$(550)	Interest expense, net	$(5)	$(10)

Forward contracts	507	752	Cost of sales	504	(75)	General and administrative(a)	33	2
			Research and development	51	39
			Selling and marketing	22	17
			General and administrative	30	22
Total	$553	$668		$330	$(547)		$(28)	$(8)

(a) The amount of gain recognized in income during the first quarter of fiscal year 2011 represents a $33 gain related to the amount excluded from the assessment of hedge effectiveness. The amount of gain recognized in income during the first quarter of fiscal year 2010 represents a $5 gain related to the ineffective portion of the hedging relationships, net of a $3 loss related to the amount excluded from the assessment of hedge effectiveness.

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

When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at December 31, 2010, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative. At December 31, 2010, the Company’s interest rate contract derivatives were in a liability position, and the Company, therefore, was not exposed to the interest rate contract counterparty credit risk.

8.             Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at December 31, 2010 were as follows:

Fiscal Year	Operating Leases
2011 (remaining nine months)	$1,173
2012	1,301
2013	882
2014	467
2015	287
Thereafter	2,375
$6,485

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.7 million for the first quarter of fiscal years 2011 and 2010. Assets subject to capital leases at December 31, 2010 and October 1, 2010 were not material.

Guarantees: The Company has restricted cash of $3.1 million and $1.8 million as of December 31, 2010 and October 1, 2010, respectively, consisting of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Purchase commitments: As of December 31, 2010, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2011 (remaining nine months)	$29,674
2012	2,482
2013	-
2014	-
2015	-
$32,156

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

           On July 1, 2010, a putative stockholder class action complaint was filed against the Company, the members of the Company’s board of directors, and Comtech Telecommunications Corp. (“Comtech”) in the Superior Court of the State of California in and for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerned the proposed merger between the Company and Comtech, and generally asserted claims alleging, among other things, that each member of the Company’s board of directors breached his fiduciary duties by agreeing to the terms of the previously proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The lawsuit sought, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleged that the consideration that would have been paid to the Company’s stockholders under the terms of the proposed merger was inadequate. On September 7, 2010, the Company terminated the Comtech sale agreement. On November 24, 2010, as described in Note 4, the Company entered into an agreement and plan of merger with Merger Sub and CPI International Acquisition, Inc. (formerly Catalyst Holdings, Inc.), which are affiliates of the Veritas Fund. On December 15, 2010, the plaintiff filed a second amended complaint, which removed Comtech as a defendant, added allegations related to the Merger and to the Veritas Fund, and added a claim for attorneys' fees. On December 23, 2010, after the Company filed its preliminary proxy statement relating to a special meeting in connection with the approval of the Merger, the plaintiff filed a third amended complaint, adding allegations related to the disclosures in the preliminary proxy statement. The third amended complaint seeks, among other things, class action certification and monetary relief.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company believes the action is without merit; however, to avoid the cost and uncertainty of litigation and to complete the proposed merger without delay, the defendants have entered into a Memorandum of Understanding concerning settlement. The settlement and any attorneys' fees award are subject to Court approval. Pursuant to the Memorandum of Understanding, among other things, the defendants will receive a release of claims and the plaintiff will dismiss the third amended complaint with prejudice in exchange for, among other agreements, an agreement by the Company to make certain additional disclosures concerning the Merger, which disclosures have been included in a definitive proxy statement mailed to stockholders on or about January 12, 2011. The Memorandum of Understanding also provides that, upon Court approval and dismissal of the action, the Company, its insurers or its successor in interest will cause to be paid to the plaintiff’s counsel approximately $0.6 million in full settlement of any claim for attorneys' fees and all expenses. The Company expects $0.4 million of this payment to be borne by its insurance carrier. The $0.6 million full settlement and the $0.4 million insurance reimbursement are included in accrued liabilities and prepaid and other current assets, respectively, in the condensed consolidated balance sheet as of December 31, 2010.

During fiscal year 2009, the Company received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. In April and June 2010, the Company received notices from the customer claiming additional cost incurred due to the alleged nonperformance. The customer has initiated arbitration and filed a claim for damages of approximately $2.1 million. The Company has filed a counterclaim for damages of approximately $0.8 million. The Company plans to contest this matter vigorously. At this time, the Company believes that any loss or gain with respect to this matter will not have a material effect on its consolidated results of operations and cash flows.

All legal costs are expensed as incurred.

9.             Stock-based Compensation Plans

Stock Options: The following table summarizes the status of the Company’s stock option awards as of December 31, 2010 and October 1, 2010 and of changes during the first quarter of fiscal year 2011 under the Company’s stock option plans:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1, 2010	3,347,192	$6.60	4.24	$26,801	2,915,483	$5.61	3.76	$25,930
Granted	108,000	19.33
Exercised	(17,657)	7.72
Forfeited or cancelled	-	-
Balance at December 31, 2010	3,437,535	$7.00	4.18	$42,462	3,081,368	$6.06	3.72	$40,960

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $19.35 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options and sold the shares received upon such exercises as of that date. As of December 31, 2010, approximately 3.1 million exercisable options were in-the-money.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

During the first quarter of fiscal year 2011, cash received from option exercises was approximately $0.1 million, and the total intrinsic value of options exercised was $0.2 million. During the first quarter of fiscal year 2010, cash received from option exercises was approximately $13,500, and the total intrinsic value of options exercised was $21,697. As of December 31, 2010, there was approximately $2.5 million of total unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

Stock Purchase Plan:  Employees purchased approximately 13,000 shares in the first quarter of fiscal year 2011 for $0.2 million and approximately 17,000 shares in the first quarter of fiscal year 2010 for $0.2 million under the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). As of December 31, 2010, there were no unrecognized compensation costs related to rights to acquire stock under the Company’s stock purchase plan.

Restricted Stock and Restricted Stock Units: There were 425,266 and 310,341 shares outstanding of nonvested restricted stock and restricted stock units granted to directors and employees as of December 31, 2010 and October 1, 2010, respectively. The restricted stock and restricted stock units generally vest over periods of one to four years. Upon vesting, each restricted stock unit will automatically convert into one share of common stock of CPI International.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of December 31, 2010 and October 1, 2010 and of changes during the first quarter of fiscal year 2011 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 1, 2010	310,341	$10.51
Granted	138,700	$19.33
Vested	(23,775)	$15.18
Forfeited	-	$-
Nonvested at December 31, 2010	425,266	$13.13

During the first quarter of fiscal year 2011, the Company granted 102,700 restricted stock units with time vesting criteria to certain of its non-executive employees and 36,000 restricted stock units with performance vesting criteria to its executive officers. The performance conditions are based on the achievement of specified EBITDA (earnings before net interest expense, provision for income taxes and depreciation and amortization) levels over a period of four years.

Aggregate intrinsic value of the nonvested restricted stock and restricted stock unit awards at December 31, 2010 and October 1, 2010 was $8.2 million and $4.4 million, respectively. As of December 31, 2010, there was $4.6 million of unrecognized compensation costs related to restricted stock and restricted stock unit awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.2 years.

The Company settles stock option exercises and restricted stock units with newly issued common shares.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Valuation and Expense Information

Stock Options. The fair value of the Company’s stock options granted during the first quarter of fiscal years 2011 and 2010 was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Quarter Ended
	December 31,	January 1,
	2010	2010
Expected term (in years)	8.14	7.79
Expected volatility	60.91%	60.50%
Risk-free rate	2.57%	3.00%
Dividend yield	0%	0%

The weighted-average grant-date fair value of all the options granted during the first quarter of fiscal years 2011 and 2010 was $12.65 and $6.25 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the 2006 ESPP was $2.90 and $1.99 per share during the first quarter of fiscal years 2011 and 2010, respectively.

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

The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the first quarter of fiscal years 2011 and 2010 was $19.33 and $9.66 per share, respectively.

As stock-based compensation expense recognized in the condensed consolidated statements of income and comprehensive income for the first quarter of fiscal years 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718, “Compensation—Stock Compensation,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the first quarter of fiscal years 2011 and 2010, which was allocated as follows:

	Quarter Ended
	December 31, 2010	January 1, 2010
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$152	$133
Research and development	55	49
Selling and marketing	77	73
General and administrative	506	475
	$790	$730

Share-based compensation cost capitalized in inventory	$163	$141
Share-based compensation cost remaining in inventory at end of period	$108	$94

Share-based compensation expense by type of award:
Stock options	$428	$456
Restricted stock and units	327	241
Stock purchase plan	35	33
	$790	$730

    The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.2 million and $0.1 million during the first quarter of fiscal years 2011 and 2010, respectively.

Effect of the Pending Merger on Stock Options, Restricted Stock and Restricted Stock Units

Pursuant to the Company’s pending merger with Merger Sub described in Note 4, subject to certain exceptions described below, unvested options to purchase the Company’s common stock will become fully vested immediately prior to the effective time of the merger (“Effective Time”), and at (or, in the case of certain option holders, immediately after) the Effective Time, outstanding unexercised stock options will be cancelled in exchange for a cash payment in an amount equal to the product of (x) the number of shares subject to the option and (y) the excess, if any, of (A) $19.50 over (B) the exercise price per share subject to the option, less any applicable taxes. Subject to certain exceptions described below, each share of the Company’s restricted stock and each of the Company’s restricted stock unit outstanding immediately prior to the Effective Time will vest in full and entitle the holder to receive $19.50 in cash, less applicable taxes. With respect to options and restricted stock units granted in the first quarter of fiscal year 2011, only 25% of such options and restricted stock units will become vested upon the closing of the merger and the remaining 75% will be cancelled. The Company will account for the acceleration of vesting of stock options, restricted stock and restricted stock units in conjunction with a business combination in accordance with ASC 718.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

10.           Income Taxes

The income tax expense of $1.0 million and $1.9 million for the first quarter of fiscal years 2011 and 2010, respectively, reflect estimated federal, foreign and state taxes. The effective tax rate for the first quarter of fiscal year 2011 was 30% and diverged from the combined federal and state statutory tax rate primarily because of Canadian foreign tax credits and a $0.2 million fiscal year 2010 discrete R&D tax benefit. The discrete benefit was a result of the retroactive extension of the R&D tax credit to calendar year 2010 through the enactment of the Tax Relief, Unemployment Insurance Authorization and Job Creation Act of 2010, signed into law on December 17, 2010. The effective tax rate for the first quarter of fiscal year 2010 was 33% and diverged from the combined federal and state statutory rate primarily because of Canadian foreign tax credits and a $0.3 million discrete tax benefit resulting from reduced Canadian deferred tax liabilities due to a reduction in the Ontario, Canada corporate tax rate effective December 15, 2009.

Consistent with FASB ASC 805, “Business Combinations,” acquisition-related costs have been charged to expense in the period when the related services are rendered, although these costs may not be immediately deductible for tax purposes. For income tax reporting purposes, the company recorded a $1.1 million income tax benefit and deferred tax asset for all $2.7 million of strategic alternative expenses that were incurred in the first quarter of fiscal year 2011 without assuming that a business combination will ultimately occur. If the anticipated Merger is consummated, it may be determined that a portion of or all of the strategic alternative expenses are not deductible which would result in a charge to income tax expense upon consummation of the Merger.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. In most of these jurisdictions, fiscal years 2006 to 2009 remain open to examination by the various taxing authorities. The Company has not been audited for U.S. federal income tax matters. The Company has income tax audits in progress in Canada and in several international jurisdictions in which it operates. The years under examination by the Canadian tax authorities are fiscal years 2001 and 2002. The total unrecognized tax benefit, which excludes any related interest accruals, was $6.8 million as of December 31, 2010. Of the total unrecognized tax benefit balance, $6.3 million of unrecognized tax benefits would reduce the effective tax rate if recognized as of December 31, 2010. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statement of income and comprehensive income and totaled approximately $0.1 million for the first quarter of fiscal year 2011. Accrued interest and penalties, net of interest benefits accrued on receivables anticipated as a result of the change in the U.S.-Canada treaty, were approximately $0.9 million as of December 31, 2010. The Company has minimal penalties accrued in income tax expense.

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.9 million as audits close, statutes expire and tax payments are made. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period.

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

Earnings per share for the respective periods were calculated as follows (amounts and shares in thousands, except per share data):

	Quarter Ended
	December 31, 2010	January 1, 2010
Basic Earnings per Share
Net income	$2,222	$3,841
Income allocated to participating securities	(46)	(57)
Net income available to common shareholders	$2,176	$3,784

Basic weighted average common shares outstanding	16,695	16,452
Net income per common share - Basic	$0.13	$0.23

Diluted Earnings per Share
Net income	$2,222	$3,841
Income allocated to participating securities	(42)	(57)
Net income available to common shareholders	$2,180	$3,784

Basic weighted average common shares outstanding	16,695	16,452
Effect of dilutive stock options	1,381	1,178
Diluted weighted averages common shares outstanding	18,076	17,630
Net income per common share - Diluted	$0.12	$0.21

The calculation of diluted net income per share excludes all anti-dilutive shares from stock options. For the first quarter of fiscal years 2011 and 2010, the number of anti-dilutive stock options, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 0.5 million and 0.9 million shares, respectively.

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

12.           Segments, Geographic and Customer Information

The Company’s reportable segments are VED and satcom equipment. The VED segment develops, manufactures and distributes high-power/high-frequency microwave and radio frequency signal components. The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink, electronic warfare and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by FASB ASC 280, “Segment Reporting.” Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as  strategic alternative transaction expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Quarter Ended
	December 31,	January 1,
	2010	2010
Sales from external customers
VED	$62,863	$59,077
Satcom equipment	20,731	20,127
Other	5,426	3,563
	$89,020	$82,767
Intersegment product transfers
VED	$5,807	$6,113
Satcom equipment	36	-
	$5,843	$6,113
EBITDA
VED	$13,976	$12,719
Satcom equipment	2,008	2,728
Other	(6,273)	(3,080)
	$9,711	$12,367

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

	Quarter Ended
	December 31,	January 1,
	2010	2010
Operating income
VED	$12,425	$11,232
Satcom equipment	1,827	2,549
Other	(7,364)	(4,149)
	$6,888	$9,632

The following table reconciles net income to EBITDA:

	Quarter Ended
	December 31,	January 1,
	2010	2010
Net income	$2,222	$3,841
Depreciation and amortization	2,823	2,735
Interest expense, net	3,711	3,881
Income tax expense	955	1,910
EBITDA	$9,711	$12,367

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$186	$37,462	$1,602	$20,657	$-	$59,907
Restricted cash	-	1,293	1,676	91	-	3,060
Accounts receivable, net	-	17,193	8,539	13,691	-	39,423
Inventories	-	45,704	11,484	21,901	(644)	78,445
Deferred tax assets	-	11,727	2	158	-	11,887
Intercompany receivable	-	3,193	10,952	12,121	(26,266)	-
Prepaid and other current assets	582	4,218	389	923	-	6,112
Total current assets	768	120,790	34,644	69,542	(26,910)	198,834
Property, plant and equipment, net	-	37,504	2,824	12,222	-	52,550
Deferred debt issue costs, net	274	1,070	-	-	-	1,344
Intangible assets, net	-	52,630	12,791	6,309	-	71,730
Goodwill	-	93,307	20,973	47,945	-	162,225
Other long-term assets	-	5,397	68	-	-	5,465
Investment in subsidiaries	230,910	122,547	-	-	(353,457)	-
Total assets	$231,952	$433,245	$71,300	$136,018	$(380,367)	$492,148

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$66,000	$-	$-	$-	$66,000
Accounts payable	1	10,255	1,705	10,234	-	22,195
Accrued expenses	3,555	17,831	3,436	5,015	-	29,837
Product warranty	-	2,688	1,034	1,696	-	5,418
Income taxes payable	-	586	136	2,800	-	3,522
Advance payments from customers	-	9,399	5,907	6,460	-	21,766
Intercompany payable	26,266	-	-	-	(26,266)	-
Total current liabilities	29,822	106,759	12,218	26,205	(26,266)	148,738
Deferred income taxes	-	17,540	-	4,002	-	21,542
Long-term debt, less current portion	11,937	117,000	-	-	-	128,937
Other long-term liabilities	2,713	2,113	-	625	-	5,451
Total liabilities	44,472	243,412	12,218	30,832	(26,266)	304,668
Common stock	171	-	-	-	-	171
Parent investment	-	48,312	43,167	59,318	(150,797)	-
Additional paid-in capital	81,235	-	-	(8,211)	8,211	81,235
Accumulated other comprehensive loss	(44)	(44)	-	(187)	231	(44)
Retained earnings	108,918	141,565	15,915	54,266	(211,746)	108,918
Treasury stock	(2,800)	-	-	-	-	(2,800)
Total stockholders’ equity	187,480	189,833	59,082	105,186	(354,101)	187,480
Total liabilities and stockholders' equity	$231,952	$433,245	$71,300	$136,018	$(380,367)	$492,148

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
 For the Three Months Ended December 31, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$51,702	$17,695	$38,356	$(18,733)	$89,020
Cost of sales	-	38,664	14,922	29,278	(18,765)	64,099
Gross profit	-	13,038	2,773	9,078	32	24,921
Operating costs and expenses:
Research and development	-	831	-	2,299	-	3,130
Selling and marketing	-	1,882	1,100	2,262	-	5,244
General and administrative	-	3,232	1,360	1,724	-	6,316
Amortization of acquisition-related intangible assets	-	389	146	151	-	686
Strategic alternative transaction expenses	1,412	1,245	-	-	-	2,657
Total operating costs and expenses	1,412	7,579	2,606	6,436	-	18,033
Operating (loss) income	(1,412)	5,459	167	2,642	32	6,888
Interest expense (income), net	208	3,506	-	(3)	-	3,711
(Loss) income before income tax expense
and equity in income of subsidiaries	(1,620)	1,953	167	2,645	32	3,177
Income tax (benefit) expense	(615)	931	60	579	-	955
Equity in income of subsidiaries	3,227	2,205	-	-	(5,432)	-
Net income	$2,222	$3,227	$107	$2,066	$(5,400)	$2,222

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended January 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$47,936	$17,419	$37,119	$(19,707)	$82,767
Cost of sales	-	36,880	14,783	27,389	(19,725)	59,327
Gross profit	-	11,056	2,636	9,730	18	23,440
Operating costs and expenses:
Research and development	-	557	20	1,979	-	2,556
Selling and marketing	-	1,593	1,173	2,274	-	5,040
General and administrative	1	3,323	987	1,214	-	5,525
Amortization of acquisition-related intangible assets	-	390	146	151	-	687
Total operating costs and expenses	1	5,863	2,326	5,618	-	13,808
Operating income	(1)	5,193	310	4,112	18	9,632
Interest expense, net	216	3,638	(1)	28	-	3,881
(Loss) income before income tax expense
and equity in income of subsidiaries	(217)	1,555	311	4,084	18	5,751
Income tax (benefit) expense	(82)	1,348	101	543	-	1,910
Equity in income of subsidiaries	3,976	3,769	-	-	(7,745)	-
Net income	$3,841	$3,976	$210	$3,541	$(7,727)	$3,841

CPI INTERNATIONAL, INC.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(201)	$8,712	$755	$8,221	$-	$17,487
Cash flows from investing activities
Capital expenditures	-	(338)	(52)	(57)	-	(447)
Payment of patent application fees	-	-	(6)	-	-	(6)
Net cash used in investing activities	-	(338)	(58)	(57)	-	(453)
Cash flows from financing activities
Payment for Senior Credit Facilities agreement amendment	-	(379)	-	-	-	(379)
Proceeds from issuance of common stock to employees	217	-	-	-	-	217
Proceeds from exercise of stock options	136	-	-	-	-	136
Excess tax benefit on stock option exercises	-	70	-	-	-	70
Net cash provided by (used in) financing activities	353	(309)	-	-	-	44
Net increase in cash and cash equivalents	152	8,065	697	8,164	-	17,078
Cash and cash equivalents at beginning of period	34	29,397	905	12,493	-	42,829
Cash and cash equivalents at end of period	$186	$37,462	$1,602	$20,657	$-	$59,907

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 1, 2010

	Parent	Issuer	Guarantor	Non-Guarantor	Consolidating	Consolidated
	(CPI Int'l)	(CPI)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(131)	$3,972	$187	$5,536	$-	$9,564
Cash flows from investing activities
Capital expenditures	-	(616)	(101)	(94)	-	(811)
Net cash used in investing activities	-	(616)	(101)	(94)	-	(811)
Cash flows from financing activities
Proceeds from issuance of common stock to employees	189	-	-	-	-	189
Proceeds from exercise of stock options	14	-	-	-	-	14
Excess tax benefit on stock option exercises	-	2	-	-	-	2
Net cash provided by financing activities	203	2	-	-	-	205
Net increase in cash and cash equivalents	72	3,358	86	5,442	-	8,958
Cash and cash equivalents at beginning of period	10	15,055	759	10,328	-	26,152
Cash and cash equivalents at end of period	$82	$18,413	$845	$15,770	$-	$35,110

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2011 and 2010 comprised the 52-week periods ending September 30, 2011 and October 1, 2010, respectively. The first quarters of both fiscal years 2011 and 2010 include 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International, Inc.

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

Merger Agreement

We entered into an Agreement and Plan of Merger dated as of November 24, 2010 ("Merger Agreement") with CPI International Acquisition, Inc. (formerly Catalyst Holdings, Inc.) ("Parent") and Catalyst Acquisition, Inc. ("Merger Sub"), an indirect wholly owned subsidiary of CPI International Acquisition, Inc. CPI International Acquisition, Inc. is an indirect wholly owned subsidiary of The Veritas Capital Fund IV, L.P. (the "Veritas Fund"). The Merger Agreement contemplates that Merger Sub will be merged with and into CPI International, Inc., with CPI International, Inc. surviving as a wholly-owned subsidiary of Parent (the "Merger"), and, subject to certain exceptions, each outstanding share of our common stock will be converted in the Merger into the right to receive $19.50 per share in cash. The Merger Agreement is subject to CPI stockholder approval, and is also subject to a number of customary regulatory and other closing conditions. The Merger Agreement is not subject to any financing conditions. See Note 4 to the accompanying unaudited condensed consolidated financial statements for more information regarding the Merger Agreement.

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

Our orders by market for the first quarter of fiscal years 2011 and 2010 are summarized as follows (dollars in millions):

	December 31, 2010		January 1, 2010		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$45.3	46%	$33.5	36%	$11.8	35%
Medical	13.6	14	15.6	17	(2.0)	(13)
Communications	30.0	30	35.1	38	(5.1)	(15)
Industrial	5.5	5	3.8	4	1.7	45
Scientific	4.7	5	4.7	5	-	0
Total	$99.1	100%	$92.7	100%	$6.4	7%

Orders of $99.1 million for the first quarter of fiscal year 2011 were $6.4 million, or approximately 7%, higher than orders of $92.7 million for the first quarter of fiscal year 2010. Explanations for the order increase or decrease by market for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are primarily comprised of many orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased approximately 35% from an aggregate of $33.5 million in the first quarter of fiscal year 2010 to an aggregate of $45.3 million in the first quarter of fiscal year 2011. The increase in orders for these combined markets resulted primarily from an increase in demand for products to support a counter-improvised explosive device (“counter-IED”) program and the Aegis weapons system. These increases were partially offset by decreases in orders to support various weather radar programs due to the timing of those programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”) applications, and for radiation therapy applications for the treatment of cancer. The 13% decrease in medical orders resulted primarily from a decrease in demand for products to support MRI applications, largely due to the typically irregular timing and size of orders to support those applications. Demand for products to support x-ray imaging applications also decreased due to the receipt of a large order in the first quarter of fiscal year 2010 that did not repeat in the first quarter of fiscal year 2011. These decreases were partially offset by an increase in orders to support radiation therapy applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 15% decrease in communications orders was due, in part, to a decrease in orders for military communications applications and other communications applications as a result of the timing of various programs. Over the long term, we expect our participation in military communications programs to continue to grow. These decreases were partially offset by an increase in demand for products to support satellite broadcast applications for commercial communications.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $1.7 million increase in industrial orders was due to the receipt of a development order for a nuclear magnetic resonance program, an increase in demand for products used in instrumentation applications due to program timing and an overall increase in demand for products to support various other industrial activities.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. However, in the first quarter of fiscal year 2011, the orders level in the scientific market was essentially unchanged in comparison to the first quarter of fiscal year 2010.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is difficult to accurately predict when orders will be recognized as sales.

Backlog

As of December 31, 2010, we had an order backlog of $252.4 million compared to an order backlog of $236.6 million as of January 1, 2010. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government end-use orders.

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

Three Months Ended December 31, 2010 Compared to Three Months Ended January 1, 2010

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	December 31, 2010		January 1, 2010		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount
Sales	$89.0	100.0%	$82.8	100.0%	$6.2
Cost of sales	64.1	72.0	59.3	71.6	4.8
Gross profit	24.9	28.0	23.4	28.3	1.5
Research and development	3.1	3.5	2.6	3.1	0.5
Selling and marketing	5.2	5.8	5.0	6.0	0.2
General and administrative	6.3	7.1	5.5	6.6	0.8
Amortization of acquisition-related intangibles	0.7	0.8	0.7	0.8	-
Strategic alternative transaction expenses	2.7	3.0	-	-	2.7
Operating income	6.9	7.8	9.6	11.6	(2.7)
Interest expense, net	3.7	4.2	3.9	4.7	(0.2)
Income before taxes	3.2	3.6	5.8	7.0	(2.6)
Income tax expense	1.0	1.1	1.9	2.3	(0.9)
Net income	$2.2	2.5%	$3.8	4.6%	$(1.6)
Other Data:
EBITDA (a)	$9.7	10.9%	$12.4	15.0%	$(2.7)

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

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales: : Our sales by market for the first quarter of fiscal years 2011 and 2010 are summarized as follows (dollars in millions):

	Quarter Ended
	December 31, 2010		January 1, 2010		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$31.7	36%	$28.2	34%	$3.5	12%
Medical	17.0	19	19.4	23	(2.4)	(12)
Communications	30.6	34	28.7	35	1.9	7
Industrial	5.4	6	5.2	6	0.2	4
Scientific	4.3	5	1.3	2	3.0	231
Total	$89.0	100%	$82.8	100%	$6.2	7%

Sales of $89.0 million for the first quarter of fiscal year 2011 were $6.2 million, or approximately 7%, higher than sales of $82.8 million for the first quarter of fiscal year 2010. Explanations for the sales increase or decrease by market for the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased 12% from an aggregate of $28.2 million in the first quarter of fiscal year 2010 to an aggregate of $31.7 million in the first quarter of fiscal year 2011. This increase was due to an increase in demand for products to support the Aegis weapons system, several electronic warfare systems and a counter-IED program.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and PET applications, and for radiation therapy applications for the treatment of cancer. The 12% decrease in sales of our medical products in the first quarter of fiscal year 2011 was primarily due to a decrease in sales of products to support MRI applications, largely because of the typically irregular timing and size of orders to support those applications. Sales of products to support x-ray imaging applications also decreased, primarily as a result of the timing of various x-ray imaging programs.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 7% increase in sales in the communications market was primarily due to increases in sales of products to support military communications applications, particularly tactical common data link (“TCDL”) products for intelligence, surveillance and reconnaissance (“ISR”) applications. Over the long term, we expect our participation in military communications programs to continue to grow. In commercial communications, sales of products to support satellite broadband applications increased while sales of products to support other direct-to-home broadcast applications decreased.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.2 million increase in sales of industrial products in the first quarter of fiscal year 2011 was primarily due to increases in sales to support semiconductor wafer fabrication applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $3.0 million increase in scientific sales was primarily the result of increased sales for a fusion research program and various other scientific development programs.

Gross Profit. Gross profit was $24.9 million, or 28.0% of sales, for the first quarter of fiscal year 2011 as compared to $23.4 million, or 28.3% of sales, for the first quarter of fiscal year 2010. The $1.5 million increase in gross profit for the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 was primarily due to higher shipment volume in the first quarter of fiscal year 2011.

Research and Development. Research and development expenses were $3.1 million, or 3.5% of sales, for the first quarter of fiscal year 2011, a $0.5 million increase from $2.6 million, or 3.1% of sales, for the first quarter of fiscal year 2010. The increase in research and development for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily due to increased investment for the development of communication amplifiers for commercial and military applications and the solid state and vacuum electron devices used in these amplifiers, and development of vacuum electron devices for the scientific and medical markets.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Quarter Ended
	December 31,	January 1,
	2010	2010
Company sponsored	$3.1	$2.6
Customer sponsored, charged to cost of sales	3.7	3.7
	$6.8	$6.3

Selling and Marketing. Selling and marketing expenses were $5.2 million, or 5.8% of sales, for the first quarter of fiscal year 2011, and $5.0 million, or 6.0% of sales, for the first quarter of fiscal year 2010. There was no significant change in selling and marketing expenses for the first fiscal quarters of 2010 and 2011.

General and Administrative. General and administrative expenses were $6.3 million, or 7.1% of sales, for the first quarter of fiscal year 2011, a $0.8 million increase from the $5.5 million, or 6.6% of sales, for the first quarter of fiscal year 2010. The increase in general and administrative expenses in the first quarter of fiscal year 2011 was primarily due to a $0.5 million loss contingency expense accrual for a customer contract termination and $0.2 million for the unfavorable impact from foreign currency translation.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $0.7 million for the first quarter of fiscal years 2011 and 2010.

Strategic Alternative expense. Merger expenses of $2.7 million for the first quarter of fiscal year 2011 comprised non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the pending sale of the company.

Interest Expense, net (“Interest Expense”). Interest Expense was $3.7 million, or 4.2% of sales, for the first quarter of fiscal year 2011, a $0.2 million decrease from the $3.9 million, or 4.7% of sales, for the first quarter of fiscal year 2010. The reduction in interest expense for the first quarter of fiscal year 2011 was primarily due to lower interest rates on our variable rate debt agreements over the past year, as debt levels remained unchanged.

Income Tax Expense (Benefit). We recorded an income tax expense of $1.0 million for the first quarter of fiscal year 2011 and an income tax expense of $1.9 million for the first quarter of fiscal year 2010. The effective income tax rate for the first quarter of fiscal years 2011 and 2010 was 30% and 33%, respectively. The lower effective income tax rate in fiscal year 2011 is primarily due to higher U.S. research and development tax credits, an increase in the U.S. domestic manufacturing deduction and an increase in Canadian foreign tax credits. As a result of the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, effective December 17, 2010, the first quarter of fiscal year 2011 includes a $0.2 million discrete tax benefit  due to the retroactive reinstatement of the research and development tax credit to calendar year 2010.

Net Income. Net income was $2.2 million, or 2.5% of sales, for the first quarter of fiscal year 2011 as compared to $3.8 million, or 4.6% of sales, in the first quarter of fiscal year 2010. The $1.6 million decrease in net income in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 was primarily due to $2.7 million of strategic alternative expenses in the first quarter of fiscal year 2011, net of income tax benefits of $1.1 million. The $6.2 million increase in shipment volume and $1.5 million increase in gross profit during the first quarter of fiscal year 2011 was partially offset by higher spending on research and development and the loss contingency accrual for a fiscal year 2009 terminated sales contract.

EBITDA. EBITDA was $9.7 million, or 10.9% of sales, for the first quarter of fiscal year 2011 as compared to $12.4 million, or 15.0% of sales, for the first quarter of fiscal year 2010. The $2.7 million decrease in EBITDA in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 was due primarily to $2.7 million of strategic alternative expenses in the first quarter of fiscal year 2011. The $6.2 million increase in shipment volume and $1.5 million increase in gross profit during the first quarter of fiscal year 2011 was partially offset by higher spending on research and development and the loss contingency accrual for a fiscal year 2009 terminated sales contract.

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

If our current pending merger with Catalyst Acquisition, Inc. (as described above under the heading “Merger Agreement”) closes, we expect to receive funding through an equity contribution from the Veritas Fund and certain of its affiliates and net proceeds from the public offering of senior notes and borrowings under the new senior credit facilities expected to be entered into by CPI International Acquisition, Inc. See Note 4 to the accompanying unaudited condensed consolidated financial statements for more details. We believe that if the merger closes, the financial resources from the merger, our cash on hand, and expected cash flows from operations will be sufficient to meet our business requirements, including capital expenditures and working capital requirements for the next 12 months, and to repay the $66.0 million outstanding under our senior credit facilities scheduled to come due on August 1, 2011, as well as the $117.0 million of our outstanding 8% senior subordinated notes and the $12.0 million of our outstanding floating rate senior notes prior to their scheduled maturity dates in connection with the merger. It is anticipated that the amounts outstanding under our existing senior credit facility term loan and under its currently outstanding notes will be repaid in connection with the merger.

If the pending merger with Catalyst Acquisition is not consummated and our existing debt is not repaid, we intend to seek replacement refinancing and repay the $66.0 million outstanding under our senior credit facility term loan scheduled to come due on August 1, 2011, as well as the $117.0 million of our outstanding 8% senior subordinated notes, on or prior to their due dates in 2011. While we believe that, based on our cash flow from operations and past history, we will be successful in obtaining the replacement financing necessary to repay our debt scheduled to mature in 2011, there are no assurances that such refinancing will be successful. If we are unable to refinance our senior credit facilities, we will need to seek to implement other alternatives such as issuing common stock or securities convertible into common stock to repay our indebtedness. If implemented, these actions could negatively impact our business or dilute our existing stockholders.

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	December 31,	October 1,
	2010	2010
Cash and cash equivalents	$59.9	$42.8
Working capital	$50.1	$44.8

    We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $3.1 million as of December 31, 2010, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

The significant factors underlying the net increase in cash and cash equivalents during the first quarter of fiscal year 2011 were the net cash provided by our operating activities of $17.5 million and proceeds and tax benefits of $0.4 million from employee stock purchases and exercise of stock options, partially offset by capital expenditures of $0.4 million and the payment for amendment to our senior credit facilities of $0.4 million.

As of December 31, 2010 and October 1, 2010, we had $195.0 million in total principal amount of debt outstanding. As of December 31, 2010, we had borrowing availability of $55.5 million under the revolver under our senior credit facilities.

In December 2010, our European subsidiary entered into a $2.0 million bank guarantee facility to be used for issuance of bank guarantees for advanced payments from customers and for securing certain of our obligations in projects under customer contracts. No guarantees were outstanding under such facility at December 31, 2010.

As more fully described below, our most significant debt covenant compliance requirement is maintaining a secured leverage ratio of 3.75:1. Our current secured leverage ratio is approximately 0.10:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Quarter Ended
	December 31,	January 1,
	2010	2010
Net cash provided by operating activities	$17.5	$9.6
Net cash used in investing activities	(0.4)	(0.8)
Net cash provided by financing activities	-	0.2
Net increase in cash and cash equivalents	$17.1	$9.0

Operating Activities

During the first quarter of fiscal years 2011 and 2010, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $17.5 million in the first quarter of fiscal year 2011 was attributable to net income of $2.2 million, depreciation, amortization and other non-cash charges of $2.5 million and net cash provided by working capital of $12.8 million. The primary working capital sources of cash in the first quarter of fiscal year 2011 were an increase in advance payments from customers, an increase in accrued expenses and a decrease in accounts receivable. Advanced payments from customers increased due to an increase in certain sales orders, which allow for billings at the beginning of the contract term. Accrued expense increased due to expenses incurred in connection with the pending Merger Agreement that remained unpaid as of December 31, 2010 and due to the timing of interest payments on our debt. Accounts receivable decreased due to a decline in sales for the first quarter of fiscal year 2011 as compared to the immediately preceding quarter and due to improvement in collection efficiency. The aforementioned working capital sources of cash were partially offset by an increase in inventories, a decrease in accounts payable, an increase in restricted cash and a decrease in net income tax payable. The increase in inventories resulted from increased inventory purchases to support increased orders and the sales level anticipated for the remaining quarters of fiscal year 2011. Accounts payable decreased mainly due to timing of payments to trade vendors. Restricted cash increased due to cash collateral obtained for certain performance bonds. The decrease in income tax payable, net, primarily reflects lower taxable income compared to the immediately preceding quarter and tax payments made during the quarter.

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

Investing Activities

Investing activities for the first quarter of fiscal years 2011 and 2010 comprised $0.4 million and $0.8 million, respectively, of capital expenditures.

    Financing Activities

Net cash provided by financing activities for the first quarter of fiscal year 2011 consisted of proceeds and tax benefits from employee stock purchases and exercise of stock options with an aggregate total of $0.4 million, offset by the payment of fees and expenses for an amendment to our senior credit facilities of $0.4 million.

Net cash provided by financing activities for the first quarter of fiscal year 2010 was attributable to $0.2 million in proceeds from employee stock purchases.

If the leverage ratio under our amended and restated senior credit facilities exceeds 3.5:1 at the end of any fiscal year, then we are required to make an annual prepayment within 90 days after the end of the fiscal year based on a calculation of excess cash flow, as defined in the senior credit facilities, multiplied by a factor of 50%, less any optional prepayments made during the fiscal year. There was no excess cash flow payment due for fiscal year 2010, and therefore, no excess cash flow payment was made in the first quarter of fiscal year 2011.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2011 (remaining nine months)	2012 - 2013	2014 - 2015	Thereafter
Operating leases	$6,485	$1,173	$2,183	$754	$2,375
Purchase commitments	32,156	29,674	2,482	-	-
Debt obligations	195,000	66,000	117,000	12,000	-
Interest on debt obligations	14,473	8,916	4,547	1,010	-
Uncertain tax positions	7,322	3,262	4,060	-	-
Total cash obligations	$255,436	$109,025	$130,272	$13,764	$2,375
Standby letters of credit	$4,544	$4,544

The amounts for debt obligations and interest on debt obligations assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, except for the term loan under our senior credit facilities, which is assumed to mature on the earlier date of August 1, 2011 as prescribed in the senior credit facilities agreement, (2) that interest rates in effect on December 31, 2010 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; timing of payments and actual amounts paid may be different.

As of December 31, 2010, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1 2010. See also Note 8 of the accompanying unaudited condensed consolidated financial statements for details on certain of our commitments and contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the first quarter of fiscal year 2011 were $0.4 million. Total capital expenditures for fiscal year 2011 are expected to be approximately $5.0 to $6.0 million.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended October 1, 2010.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of December 31, 2010, we had fixed rate senior subordinated notes of $117.0 million due in 2012, bearing interest at 8% per year, variable rate debt consisting of $12.0 million floating rate senior notes due in 2015, and a $66.0 million term loan under our senior credit facilities due in 2014. Our variable rate debt is subject to changes in the prime rate and the LIBOR rate. As of December 31, 2010, the variable interest rate on the floating rate senior notes and on the term loan under the senior credit facilities, including the impact of our interest rate swap contract described below, was 6.43% and 6.77%, respectively.

We use derivative instruments from time to time in order to manage interest costs and risk associated with our long-term debt. In September 2007, we entered into an interest rate swap contract to receive three-month USD-LIBOR-BBA (British Bankers’ Association) interest and pay 4.77% fixed rate interest. Net interest positions are settled quarterly. We have structured the swap with decreasing notional amounts such that it is less than the balance of the term loan. The notional value of the swap was $25.0 million at December 31, 2010 and represented approximately 38% of the aggregate term loan balance. The swap agreement is effective through June 30, 2011. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” this arrangement was initially designated and qualified as an effective cash flow hedge of interest rate risk related to the term loan under our senior credit facilities which permitted recording the fair value of the swap and corresponding unrealized gain or loss to accumulated other comprehensive income in the condensed consolidated balance sheets. The interest rate swap gain or loss is included in the assessment of hedge effectiveness. At December 31, 2010, the fair value of the swap was a short-term liability of $0.5 million (accrued expenses).

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative in the condensed consolidated statements of income. No ineffective amounts were recognized due to hedge ineffectiveness in the first quarter of fiscal year 2011.The gain recognized in general and administrative due to hedge ineffectiveness was insignificant for the first quarter of fiscal year 2010.

As of December 31, 2010, we had entered into Canadian dollar forward contracts for approximately $18.9 million (Canadian dollars), or approximately 53% of our estimated Canadian dollar denominated expenses for January 2011 through September 2011, at an average rate of approximately $0.96 U.S. dollar to Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income or approximately 2 cents annually to basic and diluted earnings per share.

At December 31, 2010, the fair value of foreign currency forward contracts was a short-term asset of $0.7 million (prepaid and other current assets).

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

Part II:  OTHER INFORMATION

Item 1.              Legal Proceedings

On July 1, 2010, a putative stockholder class action complaint was filed against CPI International, the directors of CPI International and Comtech Telecommunications, Corp., a Delaware corporation (“Comtech”), in the Superior Court of the State of California in and for the County of Santa Clara entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerned the proposed merger between us and Comtech, and generally asserted claims alleging, among other things, that each member of our board of directors breached his fiduciary duties by agreeing to the terms of the previously proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of our board of directors. The lawsuit sought, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleged that the consideration that would have been paid to our stockholders under the terms of the proposed merger was inadequate. On September 7, 2010, we terminated the Comtech sale agreement.

On November 24, 2010, we entered into an agreement and plan of merger with Catalyst Acquisition, Inc., an indirect wholly owned subsidiary of CPI International Acquisition, Inc. (formerly Catalyst Holdings, Inc.). CPI International Acquisition, Inc. is an indirect wholly owned subsidiary of The Veritas Capital Fund IV, L.P. (the "Veritas Fund").

On December 15, 2010, the plaintiff filed a second amended complaint, which removed Comtech as a defendant, added allegations related to the current pending merger and to the Veritas Fund, and added a claim for attorneys' fees. On December 23, 2010, after we filed our preliminary proxy statement relating to a special meeting in connection with the approval of the current pending merger, the plaintiff filed a third amended complaint, adding allegations related to the disclosures in the preliminary proxy statement. The third amended complaint seeks, among other things, class action certification and monetary relief.

We believe the action is without merit; however, to avoid the cost and uncertainty of litigation and to complete the proposed merger without delay, the defendants have entered into a Memorandum of Understanding concerning settlement. The settlement and any attorneys' fees award are subject to Court approval. Pursuant to the Memorandum of Understanding, among other things, the defendants will receive a release of claims and the plaintiff will dismiss the third amended complaint with prejudice in exchange for, among other agreements, our agreement to make certain additional disclosures concerning the current pending merger, which disclosures have been included in a definitive proxy statement we filed on January 11, 2011. The Memorandum of Understanding also provides that, upon Court approval and dismissal of the action, we, our insurers or our successor in interest will cause to be paid to the plaintiff’s counsel approximately $0.6 million in full settlement of any claim for attorneys' fees and all expenses. We expect $0.4 million of this payment to be borne by our insurance carrier.

Item 1A.   Risk Factors

              For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 1, 2010. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2010 Form 10-K.

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

CPI INTERNATIONAL, INC.

Dated: February 9, 2011	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)